Form 10-K
period 2020-12-31
Tiga Acquisition Corp.
filed 2021-03-30
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-39714

TIGA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
250 North Bridge Road #24-00, Raffles City Tower

Singapore 179101	N/A

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +65 6338 2132
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one- half of one redeemable warrant	TINV U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TINV	New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TINV WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant was not a public company at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on the New York Stock Exchange on November 24, 2020 and the registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on January 14, 2021.

As of March 29, 2020, the Registrant had 27,600,000 of its Class A ordinary shares, $0.0001 par value per share, and 6,900,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws.  Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the proceeds of the forward purchase securities being available to us;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 8.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to Tiga Acquisition Corp.  References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tiga Sponsor LLC, a Cayman limited liability company.  References to our “initial shareholders” refer to the holders of our Class B ordinary shares (the “Founder Shares”).

ITEM 1.	BUSINESS.

Introduction

We are a blank check company incorporated on July 27, 2020 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.  We have neither engaged in any operations nor generated any revenue to date.  Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On November 27, 2020, we consummated our initial public offering (the “Public Offering”) of 27,600,000 units, including the issuance of 3,600,000 units as a result of the underwriters’ exercise of their over-allotment option in full.  Each unit consists of one Class A ordinary share and one-half of one redeemable warrant.  Each warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.  The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $276,000,000.

Prior to the consummation of the Public Offering, on July 27, 2020, the Sponsor received 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or $0.004 per share.  On November 23, 2020, we effected a 1,150,000 share dividend, resulting in our initial shareholders holding an aggregate of 6,900,000 Founder Shares.  All share and per-share amounts have been retroactively restated to reflect the share dividend. On November 23, 2020, the Sponsor transferred 20,000 Founder Shares to each of David Ryan, Carman Wong and Ben Falloon for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 6,840,000 Founder Shares.  In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the Public Offering, on November 27, 2020, no Founder Shares were surrendered.

Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 10,280,000 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, to the Sponsor at the time of the Public Offering at a price of $1.00 per warrant, generating gross proceeds, before expenses, of approximately $ 10,280,000 (the “Private Placement”).  The warrants sold in the Private Placement, or the private placement warrants, are identical to the warrants included in the units sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

Upon the closing of the Public Offering and the Private Placement, $278,760,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).  Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2021, unless extended at our sponsor’s option, or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (c) the redemption of all of our public shares if we have not completed our business combination by May 27, 2021, unless extended at our sponsor’s option (up to three times, each by an additional 6 months, for a total of up to 24 months (or until November 27, 2023) to complete a business combination) (the “Contractual Redemption Date”), subject to the sponsor purchasing additional private placement warrants, subject to applicable law.  The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $9,660,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $556,649 in expenses relating to the Public Offering, $1,843,237 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes.  The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest.  As of December 31, 2020, there was $278,774,646 million in investments and cash held in the Trust Account and $1,144,776 of cash held outside the Trust Account available for working capital purposes.

On January 14, 2021, we announced that, commencing January 14, 2021, holders of the 27,600,000 units sold in the Public Offering may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “TINV.U” and the shares of Class A common stock and warrants that were separated trade under the symbols “TINV” and “TINV WS,” respectively.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time.  We intend to effectuate our initial business combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.  We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of Target Businesses

We have not selected any specific business combination target and we may pursue an initial business combination target in any industry or geographic area.  Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination.  Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter.  Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

The NYSE rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount).  We refer to this as the 80% of net assets test.  The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as a discounted cash flow valuation or the value of comparable businesses.  If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.  We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will not be the case.  Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses.  We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.  Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction.  For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target.  In this case, we would acquire a 100% controlling interest in the target.  However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.  If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE’s 80% of net assets test.  If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, subject to certain limitations.  Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Conduct of Redemptions Pursuant to Tender Offer Rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated memorandum and articles of association:  (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.  A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy.  Our initial shareholders will count toward this quorum and, pursuant to that certain letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, private placement shares and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination.  Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the shareholder meeting held to approve the proposed transaction.  Our amended and restated memorandum and articles of association require that at least five days’ notice will be given of any such general meeting.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.  There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules.  However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.  None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.  If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.  We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.  The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination.  Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.  In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering, without our prior consent.  We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.  Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms.  By limiting our shareholders’ ability to redeem to no more than 15% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.  However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in the Public Offering) for or against our initial business combination.  Our initial shareholders and officers have, pursuant to a letter agreement, and the forward purchaser has, pursuant to the forward purchase agreement, entered into with us, waived their right to have any founder shares or public shares redeemed in connection with our initial business combination.  Unless any of our other affiliates acquires founder shares through a permitted transfer from our sponsor, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver.  However, to the extent any such affiliate acquires public shares in this offering or thereafter through open market purchases, it would be a public shareholder and subject to the 15% limitation in connection with any such redemption right.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until May 27, 2021 to complete our initial business combination unless extended at the option of our sponsor.  If we have not completed an initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, we will:  (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination within the allotted time frame.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions.  Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Moreover, many of these competitors possess greater financial, technical, human and other resources than us.  Our ability to acquire larger target businesses will be limited by our available financial resources.  This inherent limitation gives others an advantage in pursuing the acquisition of a target business.  Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.  Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers:  G. Raymond Zage, III, Ashish Gupta, Diana Luo and Peter Chambers.  These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.  The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K.  The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.  In addition, the Company will provide copies of these documents without charge upon request from us in writing at 250 North Bridge Road, #24-00, Raffles City Tower, Singapore 179101 or by telephone at +65 6338 2132.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk.  You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our initial public offering and the Registration Statement, before making a decision to invest in our securities.  If any of the following events occur, our business, financial condition and operating results may be materially adversely affected.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently established company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently established company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through this offering.  Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses.  We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination.  If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

In its report on our financial statements for the period ending December 31, 2020, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.  A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by May 27, 2021 if we do not complete a Business Combination and the Sponsor does not request to extend the period of time to consummate a Business Combination.

Past performance by our management team and their affiliates may not be indicative of our future performance of an investment in us.

Information regarding past performance by our management team and their affiliates is presented for informational purposes only.  Past performance by our management team and their affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate.  You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in us or the returns we will, or are likely, to generate going forward.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements.  For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction.  In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval.  Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval.  Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination.  Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote.  Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Immediately following the completion of the Public Offering, our initial shareholders owned, on an as converted basis, 20% of our outstanding ordinary shares.  Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination.  Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the Founder Shares.  As a result, in addition to our initial shareholders’ Founder Shares, we would need 10,350,001, or approximately 37.5%, of the 27,600,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted).  In addition, if we issue the forward purchase shares prior to the closing of our initial business combination, the forward purchaser will vote its forward purchase shares and any public shares purchased during or after this offering in favor of such initial business combination.  Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination.  If the sale of the forward purchase securities fails to close, we may lack sufficient funds to complete our initial business combination.

We have entered into an amended and restated forward purchase agreement pursuant to which the forward purchaser has agreed to purchase, an aggregate of 5,000,000 Class A ordinary shares plus 2,500,000 redeemable warrants for a purchase price of $10.00 per Class A ordinary share, or $50,000,000 in the aggregate, in one or multiple private placements to close prior to or concurrently with our initial business combination.  Pursuant to the forward purchase agreement, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of our initial business combination.  The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital.  The terms of the forward purchase agreement permit our Sponsor to transfer the rights to purchase the forward purchase securities to third parties.  However, our Sponsor’s obligation to purchase the forward purchase securities may not be transferred to any other parties, and our Sponsor remains obligated to purchase the forward purchase securities in the event such third party transferee fails to purchase the forward purchase securities or to purchase any remaining forward purchase securities not purchased by such a third party transferee.  The obligations under the forward purchase agreement do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination.  However, if the sale of the forward purchase securities does not close for any reason, including by reason of the failure by the forward purchaser to fund the purchase price for their forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination.  Additionally, the obligation of the forward purchaser to purchase the forward purchase securities is subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the Company and our Sponsor, or, automatically:  (i) if our initial business combination is not consummated by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or prior to the expiration of any extended time that we have to consummate a business combination beyond November 27, 2023 as a result of a shareholder vote to amend our memorandum and articles of association (an “Extension Period”); or (iv) if our Sponsor or the Company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our Sponsor or the Company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment.  The obligation of the forward purchaser to purchase the forward purchase securities immediately prior to the closing of our initial business combination is subject to fulfillment of customary closing conditions, including the following:  (i) our initial business combination must be consummated following the purchase of forward purchase securities; and (ii) the Company must have delivered to the forward purchaser a certificate evidencing the Company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase securities.  In the event of any failure to fund by the forward purchaser, any obligation is so terminated or any such condition is not satisfied and not waived by the forward purchaser, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all.  Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.  While our Sponsor has represented to us that it has sufficient funds to satisfy its obligations under the forward purchase agreement, we have not obligated the Sponsor to reserve funds for such obligations.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.  If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.  Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriters’ commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination.  Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.  Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.  If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing.  In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing.  Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels.  Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination.  In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination.  The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.  The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased.  If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account.  If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account.  In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by May 27, 2021 or prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 27, 2021, or prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period.  Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business.  This risk will increase as we get closer to the timeframe described above.  In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our Sponsor has the right to extend the term we have to consummate our initial business combination up to November 27, 2022, without providing our stockholders with redemption rights.

We will have until May 27, 2021 to consummate our initial business combination.  However, if we anticipate that we may not be able to consummate our initial business combination within 6 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to three times, each by an additional 6 months (for a total of up to 24 months (or until November 27, 2022) to complete a business combination), subject to the sponsor purchasing additional private placement warrants and depositing the proceeds into the trust account as set out below.  Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension.  In order to extend the period of time to consummate a business combination, our sponsor or its affiliates or permitted designees, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,760,000 private placement warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds into the trust account on or prior to the date of the applicable deadline, for each 6 month extension.

This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote.

Our Sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.

Our Sponsor and its affiliates or permitted designees are not obligated to purchase private placement warrants to extend the time for us to complete our initial business combination.  If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.  In such event, the warrants will be worthless.

The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe.  On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”.  While vaccines providing protection against COVID-19 were announced in November 2020, their long term efficacy and the success of vaccination campaigns remains subject to future developments.  The COVID-19 pandemic has adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, with which we complete a business combination.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers, limit our ability to thoroughly conduct due diligence, or restrict our ability to negotiate and consummate a transaction in a timely manner.  The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others.  If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.

In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing and COVID-19 pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.  The outbreak of COVID-19 may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may be less than $10.10 per share in certain circumstances and our warrants will expire worthless.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.  If we have not completed our initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, we will:  (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.  In such case, our public shareholders may only receive $10.10 per share, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares.  See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors below.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors, the forward purchaser and their respective affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors, the forward purchaser or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so.  There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules.  However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.  None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.  In the event that our Sponsor, directors, executive officers, advisors, the forward purchaser or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.  The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.  The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination.  Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.  Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination.  Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares.  In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption.  For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable.  In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination.  In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included.  In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances.  Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of:  (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed an initial business by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, subject to applicable law and as further described herein.  Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period with respect to such Class A ordinary shares so redeemed.  Our Sponsor and its affiliates or designees are not obligated to purchase additional private placement warrants in order to extend the available time period to complete an initial business combination.  In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account.  Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.  Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the NYSE.  We cannot assure you that our securities will continue to be listed the NYSE in the future or prior to our initial business combination.  In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels.  Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).  Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.  For instance, in order for our Class A ordinary shares to be listed upon the consummation of our initial business combination, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly-held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot holders.  We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.  If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants are listed on the NYSE, and, as a result, are “covered securities.”  Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.  While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.  Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the Private Placement are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws.  However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.  Accordingly, investors will not be afforded the benefits or protections of those rules.  Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419.  Moreover, if the Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.  Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions.  Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination.  And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.  If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders which may be less than $10.10 per share in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including Tiga Acquisition Corp. II (“TAC2”), Tiga Acquisition Corp. III (“TAC3”), Tiga Acquisition Corp. IV (“TAC4”)  and Tiga Acquisition Corp. V (“TAC5”)) and other entities, domestic and international, competing for the types of businesses we intend to acquire.  Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.  Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.  Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer.  Target companies will be aware that this may reduce the resources available to us for our initial business combination.  Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.  If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors below.

If the net proceeds of the Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate at least until May 27, 2021, until the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $1,843,237 was made available to us initially outside the Trust Account to fund our working capital requirements.  We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until May 27, 2021, until the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period; however, we cannot assure you that our estimate is accurate.  Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.  We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.  If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.  If we do not complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors below.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate.  Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances.  Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination.  Up to $2,000,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender.  Such warrants would be identical to the private placement warrants.  Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.  If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.  Consequently, our public shareholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise.  As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses.  Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.  Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.  In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter.  Accordingly, any shareholders or warrant holders who choose to remain a shareholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities.  Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us.  Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account.  If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.  Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.  Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.  Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors.  Pursuant to the letter agreement the form of which is filed as an exhibit to this Form 10-K, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act.  Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.  However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company.  Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations.  As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share.  In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.  None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.  While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely.  If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law.  However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever.  Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.  Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty.  These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders.  Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.  While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years.  Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States.  In the event that we are unable to complete our initial business combination or make certain amendments to our articles of association, our public shareholders are entitled to receive their prorata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest).  Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders.  In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders.  To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.  In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.  Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term.  We do not plan to buy businesses or assets with a view to resale or profit from their resale.  We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act.  To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2 (a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.  Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets.  By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.  The trust account is intended as a holding place for funds pending the earliest to occur of:  (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, or (ii) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares; and (c) absent our completing an initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.  If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.  If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.  If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments.  In particular, we are required to comply with certain SEC and other legal requirements.  Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.  Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations.  In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, our public shareholders who invested in our initial public offering may be forced to wait beyond such period before redemption from our Trust Account.

If we are unable to consummate our initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein.  Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up.  If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time (the “Companies Law”).  In that case, investors in our initial public offering may be forced to wait until beyond such period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account.  We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares.  Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business.  As a result, a liquidator could seek to recover all amounts received by our shareholders.  Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.  We cannot assure you that claims will not be brought against us for these reasons.  We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

We will not hold our first annual general meeting until after our first fiscal year.  There is no requirement under the Companies Law for us to hold annual or general meetings to appoint directors.  Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.  Our board of directors is elected as a single class with concurrent terms of three years.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our Founder Shares will have the right to vote on the appointment of directors.  Holders of our public shares will not be entitled to vote on the appointments of directors during such time.  In addition, prior to the completion of an initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.  Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.  In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time.  However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.  We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.  If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment).  However, no such warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption from state registration is available.  Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.  In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no exemption available.  If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.  In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.  There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in this offering.  In such an instance, our sponsor and their transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares.  If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.  As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the offer and sale of the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in certain circumstances.  If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash.  For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares.  The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash.  This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares.  As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time.  Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within fifteen business days of the closing of an initial business combination.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the Public Offering, the holders of the private placement warrants, the warrants that may be issued upon conversion of the working capital loans, and the Founder Shares will be entitled to registration rights with respect to such warrants and the ordinary shares underlying such warrants and Founder Shares.  The registration rights will be exercisable with respect to the Founder Shares, the private placement warrants (including any Class A ordinary shares issuable upon exercise of such private placement warrants) and the warrants that may be issued upon conversion of working capital loans (including any Class A ordinary shares that may be issued upon the exercise of such warrants).  Pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable best efforts (i) to file within fifteen business days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase securities and Class A ordinary shares underlying the forward purchase warrants and Founder Shares (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination or within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), as the case may be and (iii) to maintain the effectiveness of such registration statement until the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement.  We will bear the cost of registering these securities.  The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares.  In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude.  This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination targets in any locations or sectors, except that we will not, under our memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations.  Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects.  To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine.  For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity.  Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence.  Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.  We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target.  Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders, respectively following our initial business combination could suffer a reduction in the value of their securities.  Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

Although we intend to focus on identifying business combination candidates with substantial operations in or related to our management’s areas of expertise, we will consider a business combination outside of these industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive initial business combination opportunity for our company or we are unable to identify a suitable candidate with substantial operations in or related to our management’s areas of expertise, after having expended a reasonable amount of time and effort in an attempt to do so.  Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors.  We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a business combination candidate.  In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire.  As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors.  Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our business combination could suffer a reduction in the value of their securities.  Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes.  If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines.  In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.  In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.  If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view.  If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community.  Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.  We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein.  Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share.  There are 172,400,000 and 13,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares.  The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.  Immediately after the Public Offering, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.  We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein.  However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination.  These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.  The issuance of additional Class A ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in the Public Offering;
•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us
•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
•	will not result in adjustment of the exercise price of our warrants

Unlike most other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares (including any such shares issued following the exercise of the over-allotment option), plus (ii)(a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of our initial business combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any warrants issued in a private placement to our sponsor or an affiliate of our sponsor upon conversion of working capital loans, minus (b) the number of public shares redeemed by public shareholders in connection with our initial business combination.  This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.  If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others.  If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable.  Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control.  Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.  If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined herein) of our units, Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our initial taxable year ended December 31, 2020 and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception.  Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception.  Accordingly, there can be no assurances with respect to our status as a PFIC for our initial taxable year or any subsequent taxable year (and, in the case of the startup exception, potentially not until after the two taxable years following our initial taxable year).  Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year.  Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information.  Moreover, such election would be unavailable with respect to our warrants in all cases.  We urge United States investors to consult their own tax advisors regarding the possible application of the PFIC rules.  For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see “Taxation-United States Federal Income Tax Considerations-U.S. Holders-Passive Foreign Investment Company Rules.”

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction.  The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity.  We do not intend to make any cash distributions to shareholders to pay such taxes.  Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States.  As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors.  We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination.  In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence.  We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers.  The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel.  These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination.  Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination.  Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement.  The personal and financial interests of such individuals, subject to their fiduciary duties under Cayman Islands law, may influence their motivation in identifying and selecting a target business.  However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.  There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination.  We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us.  The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected.  Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.  Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders, respectively following the business combination could suffer a reduction in the value of their securities.  Such security holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination.  The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time.  Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses.  We do not intend to have any full-time employees prior to the completion of our initial business combination.  Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.  Our independent directors also serve as officers and board members for other entities.  If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses.  Certain of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.  Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.  Our amended and restated memorandum and articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours (including but not limited to TAC2, TAC3, TAC4 and TAC5, which have been formed and are being actively engaged in by our officers) or may pursue other business or investment ventures during the period in which we are seeking an initial business combination.  Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.  However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest.  In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so.  Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.  Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination.  Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.  If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights.  However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders.  Our directors also serve as officers and board members for other entities.  Such entities, including TAC2, TAC3, TAC4 and TAC5, may compete with us for business combination opportunities.  Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.  Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors.  Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 25, 2020, the Sponsor received 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or $0.004 per share.  On November 23, 2020, we effected a 1,150,000 share dividend, resulting in our initial shareholders holding an aggregate of 6,900,000 Founder Shares.  On November 23, 2020, the Sponsor transferred 20,000 Founder Shares to each of David Ryan, Carman Wong and Ben Falloon for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 6,840,000 Founder Shares.  In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the Public Offering, on November 27, 2020, no Founder Shares were surrendered.  Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible.  The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.  The Founder Shares will be worthless if we do not complete an initial business combination.  In addition, our Sponsor has purchased an aggregate of 10,280,000 private placement warrants for an aggregate purchase price of $10,280,000, or $1.00 per warrant.  The private placement warrants will also be worthless if we do not complete our initial business combination.  The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.  This risk may become more acute as May 27, 2021, the applicable Contractual Redemption Date if extended at our Sponsor’s option or the end of any Extension Period nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination.  We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account.  As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account.  Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.  If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Although we believe that the net proceeds of the Public Offering, the Private Placement and forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction.  If the net proceeds of the Public Offering, the Private Placement and forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination.  We cannot assure you that such financing will be available on acceptable terms, if at all.  The COVID-19 pandemic and recent economic environment has made it difficult for companies to obtain acquisition financing.  To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.  If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.  In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business.  The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.  None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may only be able to complete one business combination with the proceeds of the Public Offering, the Private Placement and the forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering, the Private Placement, and forward purchase securities will provide us with $320,100,000 that we may use to complete our business combination (after deducting payment of offering expenses of approximately $1,000,000 and underwriting commissions of $15,180,000, but not deducting any of the proceeds not held in trust which may be used to pay working capital expenses).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.  Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination.  With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.  If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company.  By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements.  While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy.  Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination.  If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate.  Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business.  Such combination may not be as successful as a combination with a smaller, less complex organization.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria.  Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination.  For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target.  In this case, we would acquire a 100% interest in the target.  However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction.  In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired.  Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold.  The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriters’ commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination.  As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates.  In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past.  Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering.  The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein.  As a result, the warrants are more likely to expire worthless.

In order to effectuate our initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements.  For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities.  Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or the forward purchase warrants or any provision of the warrant agreement with respect to the private placement warrants or forward purchase warrants, 65% of the then outstanding private placement warrants or forward purchase warrants.  In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2021 prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period.  We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, which is a lower amendment threshold than that of some other blank check companies.  It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders.  In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders attending and voting at a general meeting.  Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares.  Our initial shareholders, who collectively beneficially own, on an as converted basis, approximately 20% of our issued and outstanding ordinary shares following the Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose.  As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.  Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors and the forward purchaser have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding public shares.  Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements.  As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares.  Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association.  If our initial shareholders purchase any additional Class A ordinary shares, this would increase their control.  Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities.  Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.  We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination.  Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

The forward purchaser may own a substantial interest in us prior to the consummation of our initial business combination and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

We have entered into a forward purchase agreement with our Sponsor which provides for the purchase of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple a private placements to close prior to or concurrently with the closing of our initial business combination.  Pursuant to the forward purchase agreement, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of our initial business combination.  Accordingly, the forward purchaser may own a substantial interest in us prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association, at least until the completion of our initial business combination.

Our sponsor contributed $25,000, or approximately $0.004 per founder share, and, accordingly, holders of our Class A common stock have experienced substantial dilution and may experience further substantial dilution.

Our sponsor acquired the founder shares at a nominal price, significantly contributing to the dilution of holders of our Class A common stock in the Public Offering. This dilution will increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the Trust Account. In addition, because of the anti-dilution rights of the Founder Shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us.  The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.  Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment.  Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value (as defined in the warrant agreement) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).  If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.  Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value (as defined in the warrant agreement) of your warrants.  None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like).  In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares.  Please see “Description of Securities—Warrants—Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 13,800,000 of our Class A ordinary shares as part of the units offered in the Public Offering and an aggregate of 10,280,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share.  Our sponsor also has an option to purchase up to 8,280,000 additional private placement warrants in order to extend the period of time to consummate a business combination.  Our initial shareholders currently hold 6,900,000 Class B ordinary shares.  Pursuant to the forward purchase agreement, we will also issue 2,500,000 forward purchase warrants concurrently with the closing of the sale of the forward purchase shares and the forward purchaser has an option to subscribe, in the forward purchaser’s sole discretion, for up to 2,500,000 additional forward purchase warrants.  In addition, if our sponsor or an affiliate of our Sponsor makes any working capital loans, he or it may convert those loans into up to an additional 2,000,000 private placement warrants, at the price of $1.00 per warrant.  Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.  Our public warrants are also redeemable by us for Class A ordinary shares.

To the extent we issue Class A ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business.  Such warrants when exercised will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction.  Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant.  If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder.  This is different from other blank check companies whose units include one ordinary share and one whole warrant to purchase one whole share.  We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses.  Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.  This may make it more difficult for us to complete an initial business combination with a target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure.  We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules.  These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB.  These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  As a result, our shareholders may not have access to certain information they may deem important.  We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31.  We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions.  If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.  We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.  Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.  We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th.  To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021.  Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.  Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.  The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.  The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands.  As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands.  We will also be subject to the federal securities laws of the United States.  The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands.  The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.  The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States.  In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law.  In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature.  In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met.  For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy).  A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests.  These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.  In addition, public shareholders are restricted from redeeming their Class A ordinary shares with respect to more than an aggregate of more than 15% of the public shares.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal.  Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data.  As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences.  We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents.  It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our Founder Shares will have the right to vote on the appointment of directors, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares will have the right to vote on the appointment of directors.  As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards.  Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules.  However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination.  Accordingly, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

We may pursue a target a company with operations or opportunities outside of the United States for our initial business combination, and therefore may be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals or with respect to payments we make to shareholders, lenders or other stakeholders;
•	laws governing the manner in which future business combinations may be effected;
•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation, price instability and interest rate fluctuations;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	different corporate governance and accounting standards;
•	corruption;
•	protection of intellectual property;
•	privacy laws;
•	natural disasters;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks and wars;
•	government appropriation of assets; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks.  If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place.  Management of the target business may not be familiar with United States securities laws.  If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.  This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country.  Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business.  Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future.  If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries.  A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U. S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency.  The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions.  Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations.  Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction.  If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements.  The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may be exposed to compliance obligations and risks under the Foreign Corrupt Practices Act or other similar anti-bribery and anti-corruption laws and regulations (collectively, “Anti-Corruption Laws”), which could have a material impact on our business.

We may be subject to Anti-Corruption Laws that prohibit companies from, directly or indirectly through intermediaries, making or offering improper payments to foreign government or political officials or figures for the purpose of obtaining or retaining business or other benefits.  Our operations may involve the use of consultants, sales agents and other third party agents (collectively, “third party agents”) to conduct business and engage in sales on our behalf in certain jurisdictions.  Our intended activities may expose us to the risk that one of our employees or third party agents may offer or provide unauthorized payments or may otherwise act in a manner that could expose us to risk of liability under applicable Anti-Corruption Laws.  We cannot ensure that our policies and procedures will always protect us from risks associated with any unlawful acts carried out by our employees or third party agents.  Violations of applicable Anti-Corruption Laws could result in significant criminal or civil penalties, which could have a material adverse effect on our business, operating results and financial condition.  In addition, to the extent we invest in or acquire other companies, we may be exposed to the risks associated with violations of applicable Anti-Corruption Laws committed by such companies.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law.  Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available.  This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.  If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

ITEM IB.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We maintain executive offices at 250 North Bridge Road, #24-00, Raffles City Tower, Singapore 179101pursuant to an agreement with our Sponsor.  The cost for this space is included in the aggregate $10,000 per-month fee we pay to our Sponsor for office space and administrative services.  We believe, based on rents and fees for similar services, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated entity.  We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2020, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on the NYSE under the symbols “TINV.U,” “TINV” and “TINV WS”, respectively.

Holders

As of March 29, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares and two holders of record of our warrants.  The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and private placement warrants to our Sponsor and our initial shareholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On November 23, 2020, our registration statement on Form S-l (File No.  333-249853) (the “Registration Statement”) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 27,600,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $276,000,000, with each unit consisting of one Class A ordinary share and one-half of one redeemable Warrant.  Each Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.  Credit Suisse Securities (USA) LLC and Goldman Sachs (Asia) L.L.C.  acted as representatives for the underwriters (the “Underwriters”).  Our Public Offering did not terminate before all of the securities registered in our Registration Statement were sold.  The Public Offering was consummated on November 27, 2019.

Net proceeds of $278,760,000 from the Public Offering and the sale of the private placement warrants, including deferred underwriting discounts of $9,660,000, are held in the Trust Account as of December 31, 2020.  We paid $5,520,000 in underwriting discounts and incurred offering costs of approximately $556,649 related to the Public Offering.  In addition, the Underwriters agreed to defer $9,660,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated.  No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated November 23, 2020 which was filed with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “Tiga Acquisition Corp.” “our,” “us” or “we” refer to Tiga Acquisition Corp.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements.  When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated in the Cayman Islands on July 27, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Public Offering, the exercise in full of the over-allotment option and the sale of the Private Placement, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Public Offering, described below, and, after our Public Offering, identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from July 27, 2020 (inception) through December 31, 2020, we had a net loss of $110,277, which consists of formation and operating costs of $124,923 offset by interest earned on marketable securities held in the Trust Account of $14,646.

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

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $1,144,776. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On November 27, 2020, we consummated the Public Offering of 27,600,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 10,280,000 private placement warrants to the Sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $10,280,000.

Following the Public Offering, the full exercise of the over-allotment option, and the Private Placement, a total of $278,760,000 was placed in the Trust Account. We incurred $15,736,649 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $556,649 of other offering costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into a forward purchase agreement with the Sponsor or an affiliate of the Sponsor which provides for the purchase by the Sponsor of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 forward purchase warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share, in a private placement to close prior to or concurrently with the closing of a Business Combination. Pursuant to the forward purchase agreement, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase warrants will have the same terms as the public warrants issued as part of the Units.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies.  We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies.  We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.  Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.  These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
G. Raymond Zage, III	50	Chairman and CEO
Ashish Gupta	45	Director and President
David Ryan	50	Independent Director
Carman Wong	48	Independent Director
Ben Falloon	49	Independent Director
Diana Luo	43	Chief Financial Officer
Peter Chambers	64	Chief Operating Officer

G. Raymond Zage, III is a founder and has served as the Chairman and CEO of the Company since July 2020 and as the CEO of Tiga Investments Pte. Ltd. since November 2017. Mr. Zage is also the Chairman and CEO of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III, Tiga Acquisition Corp. IV and Tiga Acquisition Corp. V since February 2021. Prior to August 2018, Mr. Zage was managing director and CEO of Farallon Capital Asia (S) Pte Ltd, which invests capital on behalf of Farallon Capital Management LLC, where he was a partner. Mr. Zage joined Farallon Capital Management LLC in March 2000 and in 2002 set up and ran Farallon Capital Asia (S) Pte Ltd (also previously known as Noonday Asset Management). Prior to joining Farallon, Mr. Zage was a vice president at Goldman Sachs (Singapore) Pte Ltd in the Investment Banking Division having also worked for Goldman Sachs in New York and Los Angeles. Mr. Zage continues to serve as a part-time senior advisor at Farallon and he is also a member of the Board of Directors of Toshiba Corporation and Whitehaven Coal Limited and he is a member of the Board of Commissioners of PT Lippo Karawaci Tbk and PT Aplikasia Karya Anak Bangsa, the holding company for GoJek. Mr. Zage received his bachelor of science degree in finance and accounting from the University of Illinois, Urbana-Champaign in 1992. Mr. Zage’s qualifications to serve on our board include nearly three decades of investment experience in public and private debt, public and private equity and real estate across a wide variety of industries and geographies, his strategic vision and his experience as a board member of public and private companies in a wide variety of industries. Mr. Zage provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Ashish Gupta is a founder and has served as a director of the Company since July 2020 and as Managing Director of Tiga Investments Pte. Ltd. since August 2019. Mr. Gupta is also the President of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III, Tiga Acquisition Corp. IV and Tiga Acquisition Corp. V since February 2021. Prior to July 2019, Mr. Gupta was partner and portfolio manager at Farallon Capital Asia. Mr. Gupta joined Farallon Capital Asia in February 2007. Prior to joining Farallon, Mr. Gupta worked as an investment banker at Goldman Sachs & Co., Kotak Investment Banking and ICICI Securities. Mr. Gupta also serves on the boards of a number of private companies. Mr. Gupta received his bachelor of commerce degree from Shri Ram College of Commerce, Delhi, India in 1996 and his MBA from the Indian Institute of Management, Ahmedabad in 2002. Mr. Gupta’s qualifications to serve on our board include his extensive experience with sourcing, evaluating and monitoring investments, his wide range of deal experience and track record of managing investments throughout their entire life cycle. Mr. Gupta provides high-value added services to our board of directors and has sufficient time to focus on the Company.

David Ryan serves as a director of the Company. Mr. Ryan spent 22 years working at Goldman Sachs across a variety of roles, both in the United States and in Asia. Mr. Ryan ultimately served as president of Goldman Sachs Asia (ex Japan) from 2010 to 2013, chairing Goldman Sachs’ Asia management committee and sitting on the firm’s management committee. Although Mr. Ryan has retired from Goldman Sachs and no longer holds any management or employment position at Goldman Sachs, as a retired member of the management committee he retains the honorary title of senior director of Goldman Sachs. Mr. Ryan is also a corporate advisor to Temasek Holdings with respect to certain of its investments. Mr. Ryan received his bachelor of arts degree in economics and political science from Yale University in 1992. Mr. Ryan is a non-executive director of ADT Security Services, a member of the board and investment committee of Mapletree Investments and Chairman of Mapletree Oakwood Holdings. Mr. Ryan also serves as a member of the board of the Jackson Institute for Global Affairs at Yale University and as an independent director for World Lacrosse. Mr. Ryan’s qualifications to serve on our board include his extensive capital markets and mergers and acquisitions experience in both the United States and Asia, including both transaction execution and management oversight. Mr. Ryan provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Carman Wong serves as a director of the Company. Ms. Wong also serves as a director of Tiga Acquisition Corp. II. Ms. Wong has nearly 25 years of experience in investment banking and private equity, in both the United States and in Asia, ranging from managing high level corporate operations to leading transaction execution. Ms. Wong is currently a partner in Wellesley Partners, an executive search firm, and is also its chief operating officer. Prior to this role, from 2016 to 2019 Ms. Wong was a managing director and the chief operating officer of Silk Road Finance, a newly established merchant bank and private equity house focused on the Belt and Road initiative jurisdictions. Prior to joining Silk Road Finance, Ms. Wong spent more than 20 years at global investment banks, initially in New York and subsequently in Hong Kong. Ultimately Ms. Wong was a managing director and chief operating officer of Nomura’s Asia ex Japan investment banking division where she was a member of the global investment banking division’s international operating committee and of the Asia ex Japan investment banking division’s management committee. Ms. Wong received her bachelor of science degree in economics from the Wharton School at the University of Pennsylvania in 1994. Ms. Wong’s qualifications to serve on our board include her track record of building, expanding, integrating and managing businesses with top management, clients, partners and vendors. Ms. Wong provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Ben Falloon serves as a director of the Company upon the completion of this offering. Mr. Falloon has more than 20 years of experience in financial services in Asia on both the sell side and buy side in roles spanning day-to-day operations, management, trading, investment, compliance and business strategy. In particular, his regulatory oversight responsibilities have involved direct accountability to multiple prudential regulators across Asia and worldwide. Currently, Mr. Falloon is the Chief Revenue Officer of Trumid, a financial technology company. Previously, Mr. Falloon was a managing director of Sun Hung Kai and Co, in its principal investment group. Prior to joining Sun Hung Kai and Co, Mr. Falloon spent almost 20 years at global investment banks in Hong Kong, ultimately at Morgan Stanley as a managing director and head of fixed income for Asia Pacific, across trading, sales and structuring. Mr. Falloon received his bachelor of commerce degree in marketing and a post graduate diploma in commerce, each from the University of Otago, New Zealand in 1992 and 1993 and has completed non-executive director training provided by the Financial Times. Mr. Falloon’s qualifications to serve on our board include his extensive experience in Asian capital markets transactions and strong relationships across the Asia Pacific region. Mr. Falloon provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Diana Luo has served as our Chief Financial Officer since July 2020. Ms. Luo has also served as the Chief Financial Officer of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III, Tiga Acquisition Corp. IV and Tiga Acquisition Corp. V since February 2021. Prior to her appointment as our Chief Financial Officer, Ms. Luo served as finance and accounting manager at Farallon Capital Asia from May 2011 to March 2020. Ms. Luo received her bachelor of science degree from Cornell University, Ithaca, New York in 1999 and her MBA from Chicago Booth School of Business, Chicago, Illinois in 2010. Ms. Luo’s qualifications to serve as our Chief Financial Officer include her extensive experience in institutional and asset level financial, accounting, and compliance through various industries and asset types.

Peter Chambers has served as our Chief Operating Officer since July 2020. Mr. Chambers has also served as the Chief Operating Officer of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III, Tiga Acquisition Corp. IV and Tiga Acquisition Corp. V since February 2021. Mr. Chambers currently serves on a number of boards and has been instrumental in leading operational improvement projects in both his board and management roles at large corporations. Mr. Chambers is currently on the boards of Siloam Hospitals, a major independent hospital group in Indonesia, PT Kredit Pintar, an Indonesian company in the FinTech space, Indo Mines Limited, an Indonesia-based iron and sand mining company, and PT SRLabs, the Indonesia branch of the hacking research collective and consulting thinktank. Mr. Chambers also serves as a strategic advisor to PT Lippo Karawaci Tbk, one of Indonesia’s largest property groups. For many years Mr. Chambers served at PT XL Axiata Tbk, including as their Vice President Director and CFO where he was part of the team that established the business, transforming it into what is today one of Indonesia’s largest mobile communications companies with a market capitalization of approximately $1.8 billion. In 2004 Mr. Chambers joined XL Axiata’s major shareholder as a Managing Director, where one of his roles was part of the leadership team that led the operational improvement program at Semen Gresik, Indonesia’s largest cement company. At XL Axiata Mr. Chambers served as Chairman of the Audit Committee and from 2008 to 2020 served as a Commissioner. From 2014 to 2019 Mr. Chambers served at the XL Axiata shareholder level where he was a Director of the Axiata Group Berhad digital services company and served on their Risk Committee. From 2006 to 2018 Mr. Chambers served as the Chairman of their Cyber Security Committee. Mr. Chambers received a bachelor of business degree in finance and accounting from RMIT University, Melbourne, Australia, in 1986.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members in a single class serving concurrent two-year terms.  In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE.  Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.  Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate.  Our memorandum and articles of association provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors has determined that David Ryan, Carman Wong and Ben Falloon are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.  Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Audit Committee

We have an audit committee comprised of Carman Wong, David Ryan and Ben Falloon, each of whom are independent under the NYSE listing standards and applicable SEC rules.

Carman Wong serves as the Chairman of the audit committee.  Each member of the audit committee is financially literate and our board of directors has determined that Carman Wong qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems;
•	monitoring the independence of the independent registered public accounting firm;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
•	appointing or replacing the independent registered public accounting firm;
•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and

•
reviewing and approving all payments made to our existing holders, executive officers or directors and their respective affiliates.  Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Nominating and Corporate Governance Committee

We have a nominating and corporate governance committee composed of David Ryan, Ben Falloon and Carman Wong, each of whom is an independent director under the NYSE’s listing standards.  David Ryan serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors’ candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Our nominating and corporate governance committee will recommend to the board of directors’ candidates for nomination for election at the first annual general meeting of the shareholders.  Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual general meeting (or, if applicable, an extraordinary general meeting).  Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board. The charter of the nominating and corporate governance committee complies with the rules of the NYSE.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess.  In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

Compensation Committee

We have a compensation committee comprised of Ben Falloon, Carman Wong and David Ryan.  Ben Falloon serves as chairman of the compensation committee.  We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officers based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.  The charter of the compensation committee complies with the rules of the NYSE.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to our directors, officers and employees.  We have filed copies of our Code of Ethics and our audit committee, nominating and corporate governance committee and compensation committee charters as exhibits to the Registration Statement in connection with the Public Offering.  You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov.  In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 250 North Bridge Road, #24-00, Raffles City Tower, Singapore 179101 or by telephone at +65 6338 2132.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors have fiduciary and contractual duties to affiliates of our sponsor and to certain companies in which the foregoing have invested or will invest. These entities, including TAC2, TAC3, TAC4 and TAC5, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of our officers and directors who are also officers of our sponsor and/or employees of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination.

Our sponsor and officers and directors, in their capacities as officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
G. Raymond Zage, III	Tiga Investments Pte. Ltd(1)	Holding Company	CEO
	Tiga Acquisition Corp. II	Blank Check Company	CEO
	Tiga Acquisition Corp. III	Blank Check Company	CEO
	Tiga Acquisition Corp. IV	Blank Check Company	CEO
	Tiga Acquisition Corp. V	Blank Check Company	CEO
	Tiga Sponsor II LLC	Holding Company	Manager
	Tiga Sponsor III LLC	Holding Company	Manager
	Tiga Sponsor IV LLC	Holding Company	Manager
	Tiga Sponsor V LLC	Holding Company	Manager
	PT Lippo Karawaci Tbk	Real Property	Commissioner
	PT Aplikasia Karya Anak Bangsa	Technology	Commissioner
	Whitehaven Coal Limited	Resources	Director
	Toshiba Corporation	Electronics	Director
	Deposco, Inc.	Software	Director
	Cosmose Limited	Technology	Director
	DBag Shopping Limited	Services	Director
	Farallon Capital Asia (S) Pte Ltd	Investment	Senior Advisor
Ashish Gupta	Lawl Pte. Ltd.	Investment	Director
	Tiga Acquisition Corp. II	Blank Check Company	President
	Tiga Acquisition Corp. III	Blank Check Company	President
	Tiga Acquisition Corp. IV	Blank Check Company	President
	Tiga Acquisition Corp. V	Blank Check Company	President
	Tiga Sponsor II LLC	Holding Company	Manager
	Tiga Sponsor III LLC	Holding Company	Manager
	Tiga Sponsor IV LLC	Holding Company	Manager
	Tiga Sponsor V LLC	Holding Company	Manager
	Agincourt Resources (S) Ltd.	Resources	Director
	Farallon Capital Asia (S) Pte Ltd	Investment	Advisor
Carman Wong	Tiga Acquisition Corp. II	Blank Check Company	Director
	Tiga Acquisition Corp. III	Blank Check Company	Director
	Tiga Acquisition Corp. IV	Blank Check Company	Director Nominee
	Tiga Acquisition Corp. V	Blank Check Company	Director Nominee
Diana Luo	Tiga Acquisition Corp. II	Blank Check Company	CFO
	Tiga Acquisition Corp. III	Blank Check Company	CFO
	Tiga Acquisition Corp. IV	Blank Check Company	CFO
	Tiga Acquisition Corp. V	Blank Check Company	CFO

Peter Chambers	PT Kredit Pintar	FinTech	Director
	PT Siloam Hospitals Tbk	Healthcare	Commissioners
	PT Lippo Karawaci Tbk	Real Estate	Advisor / Member of the Audit Committee
	Farallon Capital Asia (S) Pte Ltd	Investment	Advisor
	PT BBIP	Mining Services	Director
	Indo Mining Limited	Mining	Director
	PT SRLabs	Technology	Director
	Tiga Acquisition Corp. II	Blank Check Company	COO
	Tiga Acquisition Corp. III	Blank Check Company	COO
	Tiga Acquisition Corp. IV	Blank Check Company	COO
	Tiga Acquisition Corp. V	Blank Check Company	COO

(1)	Includes all portfolio companies of Tiga Investments Pte. Ltd. Mr. Zage and Mr. Gupta also serve as directors of holding companies under Tiga Investments Pte. Ltd.

Potential investors should also be aware of the following other potential conflicts of interest:

•
TAC2, a special purpose acquisition company focusing on the technology, internet, consumer, infrastructure, materials and financial services industries that intends to complete its initial public offering in April 2021 and may pursue initial business combination targets in such industries until two years from the closing of its initial public offering (absent an extension in accordance with its memorandum and articles of association).

•
TAC3, a special purpose acquisition company, which intends to complete its initial public offering in April 2021, and may pursue initial business combination targets in a range of businesses, geographies or industries, and have two years from the closing of its initial public offering to do so (absent an extension in accordance with its memorandum and articles of association).

•
TAC4, a special purpose acquisition company, which intends to complete its initial public offering in May 2021 and may pursue initial business combination targets in a range of businesses and geographies or industries, and have two years from the closing of its initial public offering to do so (absent an extension in accordance with its memorandum and articles of association).

•
TAC5, a special purpose acquisition company, which intends to complete its initial public offering in May 2021 and may pursue initial business combination targets in a range of businesses and geographies or industries, and have two years from the closing of its initial public offering to do so (absent an extension in accordance with its memorandum and articles of association).

•
In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including TAC2, TAC3, TAC4 and TAC5. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our executive officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Certain of our executive officers are engaged in several other business endeavors for which such officers may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	As of the date of this report, our initial shareholders held an aggregate of 6,900,000 founder shares and 10,280,000 private placement warrants.

•
Our initial shareholders and officers have entered into a letter agreement, and the forward purchaser has entered into the forward purchase agreement, with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, forward purchase shares and public shares in connection with the completion of our initial business combination. Additionally, our initial shareholders, officers and the forward purchaser have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and forward purchase shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless.

•
Certain of our directors and officers will directly or indirectly own founder shares and/ or private placement warrants following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view, and such transaction would be required to be approved by a majority of our independent directors. We are not required to obtain such an opinion in any other context. Other than the foregoing or as otherwise discussed herein, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also pay an affiliate of our sponsor $10,000 per month, or up to $240,000 in the aggregate, for overhead expenses and related services provided to us. On November 23, 2021, our sponsor transferred 20,000 founder shares to our independent directors at their original purchase price for services rendered as a board member prior to the completion of our initial business combination. Our sponsor has agreed to reimburse such directors for reasonable out-of-pocket expenses incurred in connection with fulfilling their roles as directors.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, pursuant to the terms of a letter agreement entered into with us, our initial shareholders and officers have agreed (and their permitted transferees will agree) to vote their founder shares held by them and any public shares purchased during or after this offering in favor of our initial business combination (including any proposals recommended by our board of directors in connection with such initial business combination).

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of incorporation. Pursuant to these agreements, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors. In connection with the Public Offering, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11.	EXECUTIVE COMPENSATION.

None of our executive officers or directors has received any cash compensation for services rendered to us.  Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsor $10,000 per month, or up to $240,000 in the aggregate, for overhead expenses and related services provided to us.  On November 23, 2020, our Sponsor transferred 20,000 founder shares to each of our independent directors at their original purchase price for services rendered as board members prior to the completion of our initial business combination and have agreed to reimburse such directors for reasonable out-of-pocket expenses incurred in connection with fulfilling their roles as directors.  In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their respective affiliates.  Any such payments prior to an initial business combination will be made using funds held outside the trust account.  Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.  Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company.  All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination.  We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management.  It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.  Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination.  The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination.  We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2021, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

The following table is based on 34,500,000 ordinary shares of outstanding at March 29, 2021, of which 27,600,000 were Class A shares and 6,900,000 were Class B shares.  Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Tiga Sponsor LLC(2)(3)	6,840,000	19.8%
G. Raymond Zage, III(2)(3)	6,840,000	19.8%
Ashish Gupta (2)(3)	6,840,000	19.8%
David Ryan	20,000	*
Carman Wong	20,000	*
Ben Falloon	20,000	*
Diana Luo	-	-
Peter Chambers	-	-
Public Sector Pension Investment Board (4)	1,500,000	4.3%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our shareholders listed is c/o Tiga Acquisition Corp., 250 North Bridge Road, #24-00, Raffles City Tower, Singapore 179101.
(2)
Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares.  Such shares will automatically convert into shares of Class A common stock on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment.

(3)
Tiga Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein.  The managers of our sponsor, Messrs.  Zage and Gupta, by virtue of their shared control over our sponsor, may be deemed to beneficially own shares held by our sponsor.

(4)
According to a Schedule 13G filed on February 12, 2021, on behalf of Public Sector Pension Investment Board.  The business address for this shareholder is 1250 Rene-Levesque West, Suite 1400, Montreal, Quebec, H3B 5E9 Canada.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On July 25, 2020, the Sponsor received 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or $0.004 per share.  On November 23, 2020, we effected a 1,150,000 share dividend, resulting in our initial shareholders holding an aggregate of 6,900,000 Founder Shares.  On November 23, 2020, the Sponsor transferred 20,000 Founder Shares to each of David Ryan, Carman Wong and Ben Falloon for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 6,840,000 Founder Shares.  The Founder Shares are identical to the Class A ordinary shares included in the units sold in the Public Offering, except that:

•	only holders of Founder Shares will have the right to elect directors in any election held prior to or in connection with the completion of our initial business combination;
•	the Founder Shares are subject to certain transfer restrictions;
•	the Founder Shares are entitled to registration rights;
•
our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, forward purchase shares and public shares, held by them, as applicable, in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their Founder Shares, forward purchase shares and public shares, held by them, as applicable in connection with a shareholder vote to approve an amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by May 27, 2021 or prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares, and forward purchase shares, as applicable, if we do not complete our initial business combination by May 27, 2021, by the applicable Contractual Redemption Date, if extended by our sponsor at its option or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we do not complete our initial business combination within the prescribed time frame); and

•
the Founder Shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Private Placement Warrants

The Sponsor purchased an aggregate of 10,280,000 private placement warrants at a price of $1.00 per warrant ($10,280,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering.

The private placement warrants are identical to the warrants which comprise part of the units sold in the Public Offering except that the private placement warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights.  The private placement warrants and the Class A ordinary shares issuable upon exercise thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Related Party Loans

The Sponsor advanced the Company $700,000 to be used for working capital purposes.  In addition, the Sponsor also loaned the Company an aggregate of $300,000 to cover expenses related to the Public Offering pursuant to a Note.  This advance and Note were non-interest bearing and payable on the earlier of (i) January 31, 2021 and (ii) the completion of the Public Offering.  The Company fully repaid the advance and the Note to the Sponsor on November 27, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”).  If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.  Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.  In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.  The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant.  To date, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services.  Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from July 27, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $80,340 for the services Withum performed in connection with our Initial Public Offering, review of our financial information included on Form 10-Q and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from July 27, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render any audit-related fees.

Tax Fees. During the period from July 27, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from July 27, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)          The following documents are filed as part of this report:

(1)	Financial Statements
Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule
None.

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Tiga Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tiga Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 27, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination within six months of the closing of the Initial Public Offering (May 27, 2021) and if the Sponsor does not request to extend the period of time to consummate a Business Combination, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 29, 2021

TIGA ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,144,776
Prepaid expenses	262,499
Total Current Assets	1,407,275
Cash and marketable securities held in Trust Account	278,774,646
TOTAL ASSETS	$280,181,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$37,067
Accrued offering costs	26,780
Total Current Liabilities	63,847
Deferred underwriting fee payable	9,660,000
Total Liabilities	9,723,847

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 26,281,596 shares at $10.10 per share	265,458,066

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,318,404 shares issued and outstanding (excluding 26,281,596 shares subject to possible redemption)	132
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	5,109,463
Accumulated deficit	(110,277)
Total Shareholders’ Equity	5,000,008
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,181,921

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$124,923
Loss from operations	(124,923)
Other income:
Interest earned on marketable securities held in Trust Account	14,646
Net Loss	$(110,277)
Weighted average shares outstanding of Class A ordinary shares	27,600,000
Basic and diluted net income per share, Class A	$—
Weighted average shares outstanding of Class B ordinary shares	6,199,367
Basic and diluted net loss per share, Class B	$(0.02)

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — July 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Sale of 27,600,000 Units, net of underwriting discounts and offering costs	27,600,000	2,760	—	—	260,260,591	—	260,263,351
Sale of 10,280,000 Private Placement Warrants	—	—	—	—	10,280,000	—	10,280,000
Ordinary shares subject to possible redemption	(26,281,596)	(2,628)	—	—	(265,455,438)	—	(265,458,066)
Net loss	—	—	—	—	—	(110,277)	(110,277)
Balance — December 31, 2020	1,318,404	$132	6,900,000	$690	$5,109,463	$(110,277)	$5,000,008

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(110,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(14,646)
Changes in operating assets and liabilities:
Prepaid expenses	(262,499)
Accrued expenses	37,067
Net cash used in operating activities	(345,355)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(278,760,000)
Net cash used in investing activities	(278,760,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of private placement warrants	10,280,000
Advances from related party advanced prior to IPO	700,000
Repayment of advances from related party advanced prior to IPO	(700,000)
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payments of offering costs	(509,869)
Net cash provided by financing activities	280,250,131

Net Change in Cash	1,144,776
Cash – Beginning	—
Cash – Ending	$1,144,776

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$265,562,774
Change in value of ordinary shares subject to possible redemption	$(104,708)
Deferred underwriting fee payable	$9,660,000
Offering costs included in accrued offering costs	$26,780
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

The accompanying notes are an integral part of these financial statements.

Tiga Acquisition Corp.
Notes to the Financial Statements

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on November 27, 2020, an amount of $278,760,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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
Notes to the Financial Statements

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

Tiga Acquisition Corp.
Notes to the Financial Statements

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to three times, for an additional six months. If all three extensions are exercised, the Company will have until November 27, 2022 to complete a Business Combination. In connection with each extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2021.

Tiga Acquisition Corp.
Notes to the Financial Statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets in the Trust Account were held in U.S. Treasury securities.

Tiga Acquisition Corp.
Notes to the Financial Statements

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 24,080,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Tiga Acquisition Corp.
Notes to the Financial Statements

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

For the Period from July 27, 2020 (inception) Through December 31, 2020
Class A Ordinary Shares
Numerator: Earnings allocable to Class A Ordinary Shares
Interest Income	$14,646
Net Earnings	$14,646
Denominator: Weighted Average Class A Ordinary Shares
Class A Ordinary Shares, Basic and Diluted	27,600,000
Earnings/Basic and Diluted Class A Ordinary Shares	$—

Class B Ordinary Shares
Numerator: Net Income Loss minus Net Earnings
Net Loss	$(110,277)
Net Earnings allocable to Class A Ordinary Shares	$(14,646)
Net Loss	$(124,923)
Denominator: Weighted Average Class B Ordinary Shares
Class B Ordinary Shares, Basic and Diluted	6,199,367
Loss/Basic and Diluted Class B Ordinary Shares	$(0.02)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Tiga Acquisition Corp.
Notes to the Financial Statements

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). On November 23, 2020 the Sponsor transferred 20,000 Founder Shares to each of the three independent directors for approximately the same per-share price initially paid by the Sponsor. On November 23, 2020, the Company effected a 1,150,000 share dividend, resulting in 6,900,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 900,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 900,000 Founder Shares were no longer subject to forfeiture.

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for overhead expenses and related services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from July 27, 2020 (inception) to December 31, 2020, the Company incurred and paid $10,000 of such fees.

Advances from Related Party

On September 2, 2020, the Sponsor advanced the Company $700,000 to be used for working capital purposes. Such advances were non-interest bearing and due on demand. The outstanding balance of $700,000 was repaid at the closing of the Initial Public Offering on November 27, 2020.

Tiga Acquisition Corp.
Notes to the Financial Statements

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Tiga Acquisition Corp.
Notes to the Financial Statements

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 1,318,404 shares of Class A common stock issued or outstanding, excluding 26,281,596 shares of Class A common stock subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Tiga Acquisition Corp.
Notes to the Financial Statements

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the reported closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

•
if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

Tiga Acquisition Corp.
Notes to the Financial Statements

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Tiga Acquisition Corp.
Notes to the Financial Statements

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $1,103 in cash and $278,773,543 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 2/25/2021)	1	$278,773,543	$(1,423)	$278,772,120

For the period from July 27, 2020 (inception) through December 31, 2020, there were no changes between levels.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit Number	Description
3.1
Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39714), filed with the SEC on November 30, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-249853), filed with the SEC on November 4, 2020).
4.2
Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-249853), filed with the SEC on November 4, 2020).

4.3	Specimen Warrant Certificate (Included in exhibit 4.4).
4.4
Warrant Agreement between Tiga Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of November 23. 2020 (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39714), filed with the SEC on November 30, 2020).

4.5	Description of Securities
10.1
Letter Agreements among Tiga Acquisition Corp. and Tiga Sponsor LLC and Tiga Acquisition Corp. and its officers and directors, dated as of November 23, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39714), filed with the SEC on November 30, 2020).

10.2
Investment Management Trust Agreement between Tiga Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of November 23, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39714), filed with the SEC on November 30, 2020).

10.3
Registration Rights Agreement among Tiga Acquisition Corp., Tiga Sponsor LLC and the holders signatory thereto, dated as of November 23, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39714), filed with the SEC on November 30, 2020).

10.4
Private Placement Warrants Purchase Agreement between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated as of November 23, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39714), filed with the SEC on November 30, 2020).

10.5
Administrative Services Agreement by and among Tiga Acquisition Corp. and Tiga Sponsor LLC, dated as of November 23, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39714), filed with the SEC on November 30, 2020).

10.6	Form of Indemnity Agreement (Incorporated by reference to exhibit 10.5 to the Company’s Registration Statement on Form S-l (File No. 333-249853), filed with the SEC on November 4, 2020).
10.7
Promissory Note, dated as of July 27, 2020 by Tiga Acquisition Corp. in favor of Tiga Sponsor LLC, in the amount of $300,000 (Incorporated by reference to exhibit 10.6 to the Company’s Registration Statement on Form S-l (File No. 333-249853), filed with the SEC on November 4, 2020).

i

10.8
Securities Subscription Agreement by and among Tiga Acquisition Corp. and Tiga Sponsor LLC, dated July 27, 2020 (Incorporated by reference to exhibit 10.7 to the Company’s Registration Statement on Form S-l (File No. 333-249853), filed with the SEC on November 4, 2020).

24.1	Power of Attorney (included on signature pages herein).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021
TIGA ACQUISITION CORP.

	By:	/s/ George Raymond Zage III
	Name:	George Raymond Zage III
	Title:	Chairman and CEO

POWER OF ATTORNEY

The undersigned directors and officers of Tiga Acquisition Corp. hereby constitute and appoint each of George Raymond Zage III, Ashish Gupta and Diana Luo, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date
/s/ George Raymond Zage III	Chairman, Director and CEO	March 30, 2021
George Raymond Zage III
/s/ Ashish Gupta	President and Director	March 30, 2021
Ashish Gupta
/s/ Diana Luo	Chief Financial Officer	March 30, 2021
Diana Luo
/s/ David Ryan	Director	March 30, 2021
David Ryan
/s/ Carman Wong	Director	March 30, 2021
Carman Wong
/s/ Ben Falloon	Director	March 30, 2021
Ben Falloon