Form 10-K/A
period 2020-12-31
Tiga Acquisition Corp.
filed 2021-06-22
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

Amendment No. 1

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

As of March 29, 2021, the Registrant had 27,600,000 of its Class A ordinary shares, $0.0001 par value per share, and 6,900,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATARY NOTE

Tiga Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021, or the Original Filing, to restate (i) our financial statements as of December 31, 2020 and (ii) our financial data as of December 31, 2020 included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in November 2020 and the forward purchase agreement (as defined below) as components of equity instead of as liabilities.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants and the forward purchase agreement under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants and the forward purchase agreement do not meet the criteria to be classified in stockholders’ equity.

As a result, the Company should have classified the warrants and the forward purchase agreement as liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants and the forward purchase agreement at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s prior accounting for the warrants and the forward purchase agreement as components of equity instead of as liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

For the reasons discussed above, the Company is filing this Amendment in order to amend the following items in the Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the financial data cited elsewhere in this Amendment:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants and the forward purchase agreement as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Reports on Form 8-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events, other than as set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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

Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 10,280,000 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, to the Sponsor at the time of the Public Offering at a price of $1.00 per warrant, generating gross proceeds, before expenses, of approximately $10,280,000 (the “Private Placement”).  The warrants sold in the Private Placement, or the private placement warrants, are identical to the warrants included in the units sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights.

Upon the closing of the Public Offering and the Private Placement, $278,760,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).  Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 27, 2021, unless extended at our sponsor’s option, or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (c) the redemption of all of our public shares if we have not completed our business combination by November 27, 2021, unless extended at our sponsor’s option (up to two times, each by an additional 6 months, for a total of up to 24 months (or until November 27, 2023) to complete a business combination) (the “Contractual Redemption Date”), subject to the sponsor purchasing additional private placement warrants, subject to applicable law.  The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until November 27, 2021 to complete our initial business combination unless extended at the option of our sponsor.  If we have not completed an initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, we will:  (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination within the allotted time frame.

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

An investment in our securities involves a high degree of risk.  You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, the prospectus associated with our initial public offering and the Registration Statement, before making a decision to invest in our securities.  If any of the following events occur, our business, financial condition and operating results may be materially adversely affected.  In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

In its report on our financial statements for the period ending December 31, 2020, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.  A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by November 27, 2021 if we do not complete a Business Combination and the Sponsor does not request to extend the period of time to consummate a Business Combination.

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

We have entered into an amended and restated forward purchase agreement pursuant to which the forward purchaser has agreed to purchase, an aggregate of 5,000,000 Class A ordinary shares plus 2,500,000 redeemable warrants for a purchase price of $10.00 per Class A ordinary share, or $50,000,000 in the aggregate, in one or multiple private placements to close prior to or concurrently with our initial business combination.  Pursuant to the forward purchase agreement, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of our initial business combination.  The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital.  The terms of the forward purchase agreement permit our Sponsor to transfer the rights to purchase the forward purchase securities to third parties.  However, our Sponsor’s obligation to purchase the forward purchase securities may not be transferred to any other parties, and our Sponsor remains obligated to purchase the forward purchase securities in the event such third party transferee fails to purchase the forward purchase securities or to purchase any remaining forward purchase securities not purchased by such a third party transferee.  The obligations under the forward purchase agreement do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination.  However, if the sale of the forward purchase securities does not close for any reason, including by reason of the failure by the forward purchaser to fund the purchase price for their forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination.  Additionally, the obligation of the forward purchaser to purchase the forward purchase securities is subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the Company and our Sponsor, or, automatically:  (i) if our initial business combination is not consummated by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or prior to the expiration of any extended time that we have to consummate a business combination beyond November 27, 2023 as a result of a shareholder vote to amend our memorandum and articles of association (an “Extension Period”); or (iv) if our Sponsor or the Company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our Sponsor or the Company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment.  The obligation of the forward purchaser to purchase the forward purchase securities immediately prior to the closing of our initial business combination is subject to fulfillment of customary closing conditions, including the following:  (i) our initial business combination must be consummated following the purchase of forward purchase securities; and (ii) the Company must have delivered to the forward purchaser a certificate evidencing the Company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase securities.  In the event of any failure to fund by the forward purchaser, any obligation is so terminated or any such condition is not satisfied and not waived by the forward purchaser, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all.  Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.  While our Sponsor has represented to us that it has sufficient funds to satisfy its obligations under the forward purchase agreement, we have not obligated the Sponsor to reserve funds for such obligations.

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

The requirement that we complete our initial business combination by November 27, 2021 or prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by November 27, 2021, or prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period.  Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business.  This risk will increase as we get closer to the timeframe described above.  In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our Sponsor has the right to extend the term we have to consummate our initial business combination up to November 27, 2022, without providing our stockholders with redemption rights.

We will have until November 27, 2021 to consummate our initial business combination.  However, if we anticipate that we may not be able to consummate our initial business combination within 6 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional 6 months (for a total of up to 24 months (or until November 27, 2022) to complete a business combination), subject to the sponsor purchasing additional private placement warrants and depositing the proceeds into the trust account as set out below.  Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension.  In order to extend the period of time to consummate a business combination, our sponsor or its affiliates or permitted designees, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,760,000 private placement warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds into the trust account on or prior to the date of the applicable deadline, for each 6 month extension.

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

We may not be able to complete our initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may be less than $10.10 per share in certain circumstances and our warrants will expire worthless.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.  If we have not completed our initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, we will:  (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.  In such case, our public shareholders may only receive $10.10 per share, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares.  See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors below.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of:  (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed an initial business by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, subject to applicable law and as further described herein.  Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period with respect to such Class A ordinary shares so redeemed.  Our Sponsor and its affiliates or designees are not obligated to purchase additional private placement warrants in order to extend the available time period to complete an initial business combination.  In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account.  Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.  Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate at least until November 27, 2021, until the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $1,843,237 was made available to us initially outside the Trust Account to fund our working capital requirements.  We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until November 27, 2021, until the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period; however, we cannot assure you that our estimate is accurate.  Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.  We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.  If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.  If we do not complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors below.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.  Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.  Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to that certain letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act.  Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.  However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company.  Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations.  As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share.  In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.  None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We do not believe that our principal activities subject us to the Investment Company Act.  To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2 (a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.  Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets.  By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.  The trust account is intended as a holding place for funds pending the earliest to occur of:  (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, or (ii) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares; and (c) absent our completing an initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.  If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.  If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.  If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, our public shareholders who invested in our initial public offering may be forced to wait beyond such period before redemption from our Trust Account.

If we are unable to consummate our initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein.  Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up.  If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time (the “Companies Law”).  In that case, investors in our initial public offering may be forced to wait until beyond such period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account.  We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares.  Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

On July 25, 2020, the Sponsor received 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or $0.004 per share.  On November 23, 2020, we effected a 1,150,000 share dividend, resulting in our initial shareholders holding an aggregate of 6,900,000 Founder Shares.  On November 23, 2020, the Sponsor transferred 20,000 Founder Shares to each of David Ryan, Carman Wong and Ben Falloon for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 6,840,000 Founder Shares.  In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the Public Offering, on November 27, 2020, no Founder Shares were surrendered.  Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible.  The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.  The Founder Shares will be worthless if we do not complete an initial business combination.  In addition, our Sponsor has purchased an aggregate of 10,280,000 private placement warrants for an aggregate purchase price of $10,280,000, or $1.00 per warrant.  The private placement warrants will also be worthless if we do not complete our initial business combination.  The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.  This risk may become more acute as November 27, 2021, the applicable Contractual Redemption Date if extended at our Sponsor’s option or the end of any Extension Period nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K/A to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination.  We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account.  As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account.  Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements.  For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities.  Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or the forward purchase warrants or any provision of the warrant agreement with respect to the private placement warrants or forward purchase warrants, 65% of the then outstanding private placement warrants or forward purchase warrants.  In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by November 27, 2021 prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period.  We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Sponsor, officers and directors and the forward purchaser have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 27, 2021, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding public shares.  Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements.  As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We have restated our financial statements as of December 31, 2020 as well as our financial data as of December 31, 2020, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

On May 31, 2021, we concluded that the Company’s prior accounting for its outstanding warrants and the forward purchase agreement incorrectly reflected them as components of equity instead of as liabilities, and as a result thereof, our previous financial statements as of December 31, 2020 as well as our financial data as of December 31, 2020 (collectively, the “Affected Periods”), should no longer be relied upon. As a result, we restated our financial statements for the Affected Periods. The issues identified were all noncash and did not impact our operating expenses, cash flows or cash for the Affected Periods or the year ended December 31, 2020. As a result of the foregoing matters, we may become subject to additional risks and uncertainties, including, among others, unanticipated costs for accounting and legal fees, the increased possibility of legal proceedings, shareholder lawsuits, governmental agency investigations, and inquiries by the Nasdaq Stock Market or other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline. If any such actions occur, they will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we re-evaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. If we fail to effectively remediate this material weakness, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, if we fail to effectively remediate the identified material weakness, or if we discover other material weaknesses or deficiencies in our internal controls over financial reporting, our business and financial condition could be materially and adversely affected and our stock price could decline.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and our business and financial condition could be adversely affected. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline significantly.

As disclosed elsewhere in this report, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants and the forward purchase agreement as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting.

Any failure to effectively remediate the identified material weakness or otherwise maintain adequate internal controls over financial reporting could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, and legal proceedings by stockholders or regulatory authorities, which could result in a material adverse effect on our business. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline. Failure to timely file required reports with the SEC could cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies, issue shares to effect an acquisition, or subject us to legal claims from stockholders or warrant holders. Inadequate internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We intend to take certain remedial actions intended to address the identified material weakness in our internal control over financial reporting. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future. In the future, our management may determine that our disclosure controls and procedures are ineffective or that there are one or more material weaknesses in our internal controls over financial reporting, resulting in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Efforts to correct any material weaknesses or deficiencies that may be identified could require significant financial resources to address. Moreover, if remedial measures are insufficient to address the deficiencies that are determined to exist, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements could contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we could become subject to class action litigation or investigations or proceedings from regulatory authorities. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements.  When used in this Annual Report on Form 10-K/A, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially.  The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K/A.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

For the period from July 27, 2020 (inception) through December 31, 2020, we had a net loss of $20,851,423, which consists of formation and operating costs of $124,923, a charge related to the initial classification of the Forward Purchase Agreement of $3,399,475, a change in the fair value of the Forward Purchase Agreement of $3,358,302, a change in the fair value of the Warrants of $11,408,319, a loss of $1,646,600 related to the excess of the fair value of the Private Placement Warrants over their purchase price, transaction costs in the amount of $928,450 attributable to the Warrants, offset by interest earned on marketable securities held in the Trust Account of $14,646.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 27, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional 6 months (until November 27, 2022 to complete a Business Combination), the “Contractual Redemption Date.” In connection with each extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 27, 2021.

Liquidity and Capital Resources

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

For the period from July 27, 2020 (inception) through December 31, 2020, cash used in operating activities was $345,355. Net loss of $20,851,423 was affected by a non-cash loss on the change in fair value of the Warrants of $11,408,319, a non-cash loss on the change in the fair value of the Forward Purchase Agreement of $3,358,302, a non-cash loss on the initial classification of the Forward Purchase Agreement of $3,399,475, non-cash loss of $1,646,600 related to the excess of the fair value of the private placement warrants over their purchase price, non-cash transaction costs of $928,450 attributable to the Warrants, interest earned on marketable securities held in the trust account of $14,646, formation costs paid by our sponsor of $5,000 and changes in operating assets and liabilities. The non-cash loss on the change in valuation of the private placement warrants is included in the loss on the change in fair value of Warrants in the statement of operations.

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

Warrant and Forward Purchase Agreement Liabilities

We account for the Warrants and the Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40 under which the Warrants and the Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants and the Forward Purchase Agreement as liabilities at their fair value and adjust the Warrants and the Forward Purchase Agreement to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As of the Initial Public Offering and December 31, 2020, the fair value of the Public Warrants is estimated using a Monte Carlo simulation and the fair value of the private placement warrants is estimated using a Black-Sholes-Merton model while the committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and the Forward Purchase Agreement as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 31, 2021, we revised our prior position on accounting for Warrants and the Forward Purchase Agreement and concluded that our previously issued financial statements as of and for the period from July 27, 2020 (inception) through December 31, 2020, and our financial data as of December 31, 2020, should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants and the Forward Purchase Agreement as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the warrants and the Forward Purchase Agreement on a quarterly basis.

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

G. Raymond Zage, III is a founder and has served as the Chairman and CEO of the Company since July 2020 and as the CEO of Tiga Investments Pte. Ltd. since November 2017. Mr. Zage is also the Chairman and CEO of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III, Tiga Acquisition Corp. IV and Tiga Acquisition Corp. V since February 2021. In April 2021, he also joined the board of directors of EDBI Pte Ltd, which is the fund management company for EDB Investment Pte Ltd. EDB Investment Pte Ltd is the independent equity investment arm of Singapore’s Economic Development Board. Prior to August 2018, Mr. Zage was managing director and CEO of Farallon Capital Asia (S) Pte Ltd, which invests capital on behalf of Farallon Capital Management LLC, where he was a partner. Mr. Zage joined Farallon Capital Management LLC in March 2000 and in 2002 set up and ran Farallon Capital Asia (S) Pte Ltd (also previously known as Noonday Asset Management). Prior to joining Farallon, Mr. Zage was a vice president at Goldman Sachs (Singapore) Pte Ltd in the Investment Banking Division having also worked for Goldman Sachs in New York and Los Angeles. Mr. Zage continues to serve as a part-time senior advisor at Farallon and he is also a member of the Board of Directors of Toshiba Corporation and Whitehaven Coal Limited and he is a member of the Board of Commissioners of PT Lippo Karawaci Tbk and PT Aplikasia Karya Anak Bangsa, the holding company for GoJek. Mr. Zage received his bachelor of science degree in finance and accounting from the University of Illinois, Urbana-Champaign in 1992. Mr. Zage’s qualifications to serve on our board include nearly three decades of investment experience in public and private debt, public and private equity and real estate across a wide variety of industries and geographies, his strategic vision and his experience as a board member of public and private companies in a wide variety of industries. Mr. Zage provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Ashish Gupta is a founder and has served as a director of the Company since July 2020 and as Managing Director of Tiga Investments Pte. Ltd. since August 2019. Mr. Gupta is also the President of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III, Tiga Acquisition Corp. IV and Tiga Acquisition Corp. V since February 2021. He has also been nominated to become a member of the Board of Commissioners of PT Bukit Makmur Mandiri Utama. Prior to July 2019, Mr. Gupta was partner and portfolio manager at Farallon Capital Asia. Mr. Gupta joined Farallon Capital Asia in February 2007. Prior to joining Farallon, Mr. Gupta worked as an investment banker at Goldman Sachs & Co., Kotak Investment Banking and ICICI Securities. Mr. Gupta also serves on the boards of a number of private companies. Mr. Gupta received his bachelor of commerce degree from Shri Ram College of Commerce, Delhi, India in 1996 and his MBA from the Indian Institute of Management, Ahmedabad in 2002. Mr. Gupta’s qualifications to serve on our board include his extensive experience with sourcing, evaluating and monitoring investments, his wide range of deal experience and track record of managing investments throughout their entire life cycle. Mr. Gupta provides high-value added services to our board of directors and has sufficient time to focus on the Company.

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

Carman Wong serves as a director of the Company. Ms. Wong also serves as a director of Tiga Acquisition Corp. II. and Tiga Acquisition Corp. III. Ms. Wong has nearly 25 years of experience in investment banking and private equity, in both the United States and in Asia, ranging from managing high level corporate operations to leading transaction execution. Ms. Wong is currently a partner in Wellesley Partners, an executive search firm, and is also its chief operating officer. Prior to this role, from 2016 to 2019 Ms. Wong was a managing director and the chief operating officer of Silk Road Finance, a newly established merchant bank and private equity house focused on the Belt and Road initiative jurisdictions. Prior to joining Silk Road Finance, Ms. Wong spent more than 20 years at global investment banks, initially in New York and subsequently in Hong Kong. Ultimately Ms. Wong was a managing director and chief operating officer of Nomura’s Asia ex Japan investment banking division where she was a member of the global investment banking division’s international operating committee and of the Asia ex Japan investment banking division’s management committee. Ms. Wong received her bachelor of science degree in economics from the Wharton School at the University of Pennsylvania in 1994. Ms. Wong’s qualifications to serve on our board include her track record of building, expanding, integrating and managing businesses with top management, clients, partners and vendors. Ms. Wong provides high-value added services to our board of directors and has sufficient time to focus on the Company.

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

Peter Chambers has served as our Chief Operating Officer since July 2020. Mr. Chambers has also served as the Chief Operating Officer of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III, Tiga Acquisition Corp. IV and Tiga Acquisition Corp. V since February 2021. Mr. Chambers currently serves on a number of boards and has been instrumental in leading operational improvement projects in both his board and management roles at large corporations. Mr. Chambers is currently on the boards of Siloam Hospitals, a major independent hospital group in Indonesia, PT Kredit Pintar, an Indonesian company in the FinTech space, Indo Mines Limited, an Indonesia-based iron and sand mining company, and PT SRLabs, the Indonesia branch of the hacking research collective and consulting thinktank and has been nominated to the board of commissioners of PT Bukit Makmur Mandiri Utama, an Indonesian mining services company. Mr. Chambers also serves as a strategic advisor to PT Lippo Karawaci Tbk, one of Indonesia’s largest property groups. For many years Mr. Chambers served at PT XL Axiata Tbk, including as their Vice President Director and CFO where he was part of the team that established the business, transforming it into what is today one of Indonesia’s largest mobile communications companies with a market capitalization of approximately $1.8 billion. In 2004 Mr. Chambers joined XL Axiata’s major shareholder as a Managing Director, where one of his roles was part of the leadership team that led the operational improvement program at Semen Gresik, Indonesia’s largest cement company. At XL Axiata Mr. Chambers served as Chairman of the Audit Committee and from 2008 to 2020 served as a Commissioner. From 2014 to 2019 Mr. Chambers served at the XL Axiata shareholder level where he was a Director of the Axiata Group Berhad digital services company and served on their Risk Committee. From 2006 to 2018 Mr. Chambers served as the Chairman of their Cyber Security Committee. Mr. Chambers received a bachelor of business degree in finance and accounting from RMIT University, Melbourne, Australia, in 1986.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
G. Raymond Zage, III	Tiga Investments Pte. Ltd(1)	Holding Company	CEO
	Tiga Acquisition Corp. II	Blank Check Company	CEO
	Tiga Acquisition Corp. III	Blank Check Company	CEO
	Tiga Acquisition Corp. IV	Blank Check Company	CEO
	Tiga Acquisition Corp. V	Blank Check Company	CEO
	Tiga Sponsor II LLC	Holding Company	Manager
	Tiga Sponsor III LLC	Holding Company	Manager
	Tiga Sponsor IV LLC	Holding Company	Manager
	Tiga Sponsor V LLC	Holding Company	Manager
	PT Lippo Karawaci Tbk	Real Property	Commissioner
	PT Aplikasia Karya Anak Bangsa	Technology	Commissioner
	Whitehaven Coal Limited	Resources	Director
	Toshiba Corporation	Electronics	Director
	Deposco, Inc.	Software	Director
	Cosmose Limited	Technology	Director
	DBag Shopping Limited	Services	Director
	Farallon Capital Asia (S) Pte Ltd	Investment	Senior Advisor
	EDBI Pte Ltd	Fund Management	Director
Ashish Gupta	Lawl Pte. Ltd.	Investment	Director
	Tiga Acquisition Corp. II	Blank Check Company	President
	Tiga Acquisition Corp. III	Blank Check Company	President
	Tiga Acquisition Corp. IV	Blank Check Company	President
	Tiga Acquisition Corp. V	Blank Check Company	President
	Tiga Sponsor II LLC	Holding Company	Manager
	Tiga Sponsor III LLC	Holding Company	Manager
	Tiga Sponsor IV LLC	Holding Company	Manager
	Tiga Sponsor V LLC	Holding Company	Manager
	Agincourt Resources (S) Ltd.	Resources	Director
	Farallon Capital Asia (S) Pte Ltd	Investment	Advisor
	PT Bukit Makmur Mandiri Utama	Mining Services	Nominee Commissioner
Carman Wong	Tiga Acquisition Corp. II	Blank Check Company	Director
	Tiga Acquisition Corp. III	Blank Check Company	Director
	Tiga Acquisition Corp. IV	Blank Check Company	Director Nominee
	Tiga Acquisition Corp. V	Blank Check Company	Director Nominee
Diana Luo	Tiga Acquisition Corp. II	Blank Check Company	CFO
	Tiga Acquisition Corp. III	Blank Check Company	CFO
	Tiga Acquisition Corp. IV	Blank Check Company	CFO
	Tiga Acquisition Corp. V	Blank Check Company	CFO

Peter Chambers	PT Kredit Pintar	FinTech	Director
	PT Bukit Makmur Mandiri Utama	Mining Services	Nominee Commissioner
	PT Siloam Hospitals Tbk	Healthcare	Commissioner
	PT Lippo Karawaci Tbk	Real Estate	Advisor / Member of the Audit Committee
	Farallon Capital Asia (S) Pte Ltd	Investment	Advisor
	PT BBIP	Mining Services	Director
	Indo Mining Limited	Mining	Director
	PT SRLabs	Technology	Director
	Tiga Acquisition Corp. II	Blank Check Company	COO
	Tiga Acquisition Corp. III	Blank Check Company	COO
	Tiga Acquisition Corp. IV	Blank Check Company	COO
	Tiga Acquisition Corp. V	Blank Check Company	COO

(1)	Includes all portfolio companies of Tiga Investments Pte. Ltd. Mr. Zage and Mr. Gupta also serve as directors of holding companies under Tiga Investments Pte. Ltd.

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
•
our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, forward purchase shares and public shares, held by them, as applicable, in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their Founder Shares, forward purchase shares and public shares, held by them, as applicable in connection with a shareholder vote to approve an amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by November 27, 2021 or prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares, and forward purchase shares, as applicable, if we do not complete our initial business combination by November 27, 2021, by the applicable Contractual Redemption Date, if extended by our sponsor at its option or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we do not complete our initial business combination within the prescribed time frame); and

•
the Founder Shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

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

Audit Fees. During the period from July 27, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $80,340 for the services Withum performed in connection with our Initial Public Offering, review of our financial information included on Form 10-Q and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K/A.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants and warrant-related instruments should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and warrant-related instruments.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by November 27, 2021 and if the Sponsor does not request to extend the period of time to consummate a Business Combination, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
June 22, 2021

TIGA ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current assets
Cash	$1,144,776
Prepaid expenses	262,499
Total Current Assets	1,407,275

Cash and marketable securities held in Trust Account	278,774,646
TOTAL ASSETS	$280,181,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$37,067
Accrued offering costs	26,780
Total Current Liabilities	63,847

FPA liability	6,757,777
Warrant liability	39,232,167
Deferred underwriting fee payable	9,660,000
Total Liabilities	55,713,791

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 21,728,375 shares at approximately $10.10 per share	219,468,122

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,871,625 shares issued and outstanding (excluding 21,728,375 shares subject to possible redemption)	587
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	25,850,154
Accumulated deficit	(20,851,423)
Total Shareholders’ Equity	5,000,008
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,181,921

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Formation and operating costs	$124,923
Loss from operations	(124,923)

Other income (expense):
Change in fair value of Warrants	(11,408,319)
Change in fair value of FPA	(3,358,302)
Loss in connection with issuance of Private Placement Warrants	(1,646,600)
Initial fair value of FPA liability	(3,399,475)
Transaction costs attributable to Warrants	(928,450)
Interest earned on marketable securities held in Trust Account	14,646
Other expense, net	(20,726,500)

Net Loss	$(20,851,423)

Weighted average shares outstanding of Class A ordinary shares	27,600,000
Basic and diluted net income per share, Class A	$—

Weighted average shares outstanding of Class B ordinary shares	6,199,367
Basic and diluted net loss per share, Class B	$(3.37)

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — July 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Sale of 27,600,000 Units, net of underwriting discounts, warrant liabilities and offering costs	27,600,000	2,760	—	—	245,291,793	—	245,294,553

Ordinary shares subject to possible redemption	(21,728,375)	(2,173)	—	—	(219,465,949)	—	(219,468,122)

Net loss	—	—	—	—	—	(20,851,423)	(20,851,423)
Balance — December 31, 2020	5,871,625	$587	6,900,000	$690	$25,850,154	$(20,851,423)	$5,000,008

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(20,851,423)
Adjustments to reconcile net loss to net cash used in operating activities:

Other income (expense):
Change in fair value of Warrants	11,408,319
Change in fair value of FPA	3,358,302
Compensation expense in connection with issuance of Private Placement Warrants	1,646,600
Initial classification of FPA	3,399,475
Transaction costs attributable to Warrants	928,450
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(14,646)
Changes in operating assets and liabilities:
Prepaid expenses	(262,499)
Accrued expenses	37,067
Net cash used in operating activities	(345,355)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(278,760,000)
Net cash used in investing activities	(278,760,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of private placement warrants	10,280,000
Advances from related party advanced prior to IPO	700,000
Repayment of advances from related party advanced prior to IPO	(700,000)
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payments of offering costs	(509,869)
Net cash provided by financing activities	280,250,131

Net Change in Cash	1,144,776
Cash – Beginning	—
Cash – Ending	$1,144,776

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$234,339,451
Change in value of ordinary shares subject to possible redemption	$(14,871,329)
Deferred underwriting fee payable	$9,660,000
Offering costs included in accrued offering costs	$26,780
Offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

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

The registration statement for the Initial Public Offering was declared effective on November 23, 2020. On November 27, 2020, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,280,000 warrants (the “Initial Private Placement Warrants”) at a price of $1.00 per Initial Private Placement Warrant in a private placement to Tiga Sponsor LLC (the “Sponsor”), generating gross proceeds of $10,280,000, which is described in Note 5.

Transaction costs amounted to $15,736,649, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $556,649 of other offering costs.

Following the closing of the Initial Public Offering on November 27, 2020, an amount of $278,760,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Initial Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Initial Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.10 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

Tiga Acquisition Corp.
Notes to the Financial Statements

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have up until November 27, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional Private Placement Warrants, such extended deadline, the “Contractual Redemption Date.” The shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or permitted designees, upon five days advance notice prior to the applicable deadline, must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 6 month extension (see Note 10).

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

Tiga Acquisition Corp.
Notes to the Financial Statements

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 27, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, for an additional six months. If both extensions are exercised, the Company will have until November 27, 2022 to complete a Business Combination. In connection with each extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 27, 2021 (see Note 10).

Tiga Acquisition Corp.
Notes to the Financial Statements

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering and its Forward Purchase Agreement (the “FPA” and as defined in Note 7) as components of equity instead of as liabilities.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the Warrants and FPA under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity and concluded that they do not meet the criteria to be classified in stockholders’ equity.

As a result, the Company should have classified the Warrants and FPA as liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants and FPA at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. Transaction costs allocated to the Warrants amounted to $928,450.

The Company’s accounting for the Warrants and FPA as components of equity instead of as liabilities did not have any effect on the Company’s previously reported net cash flows from operating, investing or financing activities.

The following table reflects the impact of the restatement on the Company’s balance sheets, statement of operations and statement of cash flow as of the dates and for the periods indicated below:

	As Previously Reported	Adjustments	As Restated
Balance sheet, as of November 27, 2020
Warrants liability	$—	$27,823,848	$27,823,848
FPA liability	—	3,399,475	3,399,475
Total liabilities	10,067,257	31,223,323	41,290,580
Shares subject to possible redemption	265,562,774	(31,223,323)	234,339,451
Class A ordinary shares	131	309	440
Additional paid-in capital	5,004,756	5,974,216	10,978,972
Accumulated deficit	$(5,571)	$(5,974,525)	$(5,980,096)
Number of Class A ordinary shares subject to redemption	26,293,344	(3,091,418)	23,201,926

Balance sheet, as of December 31, 2020
Warrants liability	$—	$39,232,167	$39,232,167
FPA liability	—	6,757,777	6,757,777
Total liabilities	9,723,847	45,989,944	55,713,791
Shares subject to possible redemption	265,458,066	(45,989,944)	219,468,122
Class A ordinary shares	132	455	587
Additional paid-in capital	5,109,463	20,740,691	25,850,154
Accumulated deficit	$(110,277)	$(20,741,146)	$(20,851,423)
Number of Class A ordinary shares subject to redemption	26,281,596	(4,553,221)	21,728,375

Tiga Acquisition Corp.
Notes to the Financial Statements

	As Previously Reported	Adjustments	As Restated
Statement of operations, period from July 27, 2020 (inception) to December 31, 2020
Change in fair value of Warrants	$—	$(11,408,319)	$(11,408,319)
Change in fair value of FPA	—	(3,358,302)	(3,358,302)
Loss in connection with issuance of Private Placement Warrants	—	(1,646,600)	(1,646,600)
Initial fair value of FPA liability	—	(3,399,475)	(3,399,475)
Transaction costs attributable to Warrants	—	(928,450)	(928,450)
Net loss	(110,277)	(20,741,146)	(20,851,423)
Basic and diluted net loss per share, Class B	$(0.02)	$(3.35)	$(3.37)

Statement of cash flows, period from July 27, 2020 (inception) to December 31, 2020
Net loss	$(110,277)	$(20,741,146)	$(20,851,423)
Change in fair value of Warrants	—	11,408,319	11,408,319
Change in fair value of FPA	—	3,358,302	3,358,302
Loss in connection with issuance of Private Placement Warrants	—	1,646,600	1,646,600
Initial fair value of FPA	—	3,399,475	3,399,475
Transaction costs attributable to Warrants	—	928,450	928,450
Net cash used in operating activities	(345,355)	—	(345,355)
Initial classification of ordinary shares subject to possible redemption	265,562,774	(31,223,323)	234,339,451
Change in value of ordinary shares subject to possible redemption	$(104,708)	$(14,766,621)	$(14,871,329)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Tiga Acquisition Corp.
Notes to the Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.  One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the Warrants and FPA liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Warrant and Forward Purchase Agreement Liabilities

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As of the Initial Public Offering and December 31, 2020, the fair value of the Public Warrants (as defined below) is estimated using a Monte Carlo simulation and the fair value of the Private Placement Warrants (as defined below) is estimated using a Black-Sholes-Merton model while the committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework.

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

Tiga Acquisition Corp.
Notes to the Financial Statements

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

For the Period from July 27, 2020 (inception) Through December 31, 2020 (As Restated)
Class A Ordinary Shares
Numerator: Earnings allocable to Class A Ordinary Shares
Interest Income	$14,646
Net Earnings	$14,646
Denominator: Weighted Average Class A Ordinary Shares
Class A Ordinary Shares, Basic and Diluted	27,600,000
Earnings/Basic and Diluted Class A Ordinary Shares	$—

Class B Ordinary Shares
Numerator: Net Income Loss minus Net Earnings
Net Loss	$(20,851,423)
Net Earnings allocable to Class A Ordinary Shares	$(14,646)
Net Loss	$(20,866,069)
Denominator: Weighted Average Class B Ordinary Shares
Class B Ordinary Shares, Basic and Diluted	6,199,367
Loss/Basic and Diluted Class B Ordinary Shares	$(3.37)

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Tiga Acquisition Corp.
Notes to the Financial Statements

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Tiga Acquisition Corp.
Notes to the Financial Statements

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,00 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant” and together with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,280,000 Initial Private Placement Warrants at a price of $1.00 per Initial Private Placement Warrant, for an aggregate purchase price of $10,280,000. Each Initial Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Initial Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Tiga Acquisition Corp.
Notes to the Financial Statements

Forward Purchase Agreement

The Company entered into a FPA with the Sponsor which provides for the purchase by the Sponsor or its permitted transferee (the “forward purchaser”) of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 redeemable warrants (the “forward purchase warrants”) to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share, in a private placement to close prior to or concurrently with the closing of a Business Combination (the “Committed FPA”). Pursuant to the forward purchase agreement, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of a Business Combination (the “Optional FPA”). The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase warrants will have the same terms as the Public Warrants.

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 5,871,625 shares of Class A common stock issued and outstanding, excluding 21,728,375 shares of Class A common stock subject to possible redemption.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at December 31, 2020 is also presented:

As of December 31, 2020		Level	Amortized Cost	Gross Holding Loss	Fair Value
Asset: Held-to-Maturity	U.S. Treasury Securities (Mature on 2/25/2021)	1	$278,773,543	$(1,423)	$278,772,120

Liabilities:	Warrant liability: public warrants	3			$22,364,221
	Warrant liability: initial private placement warrants	3			16,867,946
	FPA liability committed	3			2,947,167
	FPA liability optional	3			3,810,610
	Total liabilities				$45,989,944

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. For the period from July 27, 2020 (inception) through December 31, 2020, there were no changes between levels.

The Warrants and FPA are accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants and FPA on November 27, 2020, the date of the Company’s Initial Public Offering. The Public Warrants are valued using a Monte Carlo simulation model and the Private Placement Warrants are valued using a Black-Scholes-Merton model while the committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework. The estimated fair values of the Private Placement Warrants and the Public Warrants, prior to being separately listed and traded, and the FPA units are determined using unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy.

Tiga Acquisition Corp.
Notes to the Financial Statements

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of November 27, 2020	As of 31 December, 2020
Public Warrants
Implied stock price	$9.59	$9.77
Pre-initial business combination volatility	10.0%	10.0%
Implied post-initial business combination volatility	20.0%	25.0%
Expected life of the options to convert	6 years	5.95 years
Risk free rate	0.49%	0.50%
Dividend yield	0%	0%

Private Placement Warrants
Implied stock price	$9.59	$9.77
Volatility	18.33%	22.59%
Expected life of the options to convert	6 years	5.95 years
Risk free rate	0.49%	0.50%
Dividend yield	0%	0%

Forward Purchase Agreement-committed
Implied stock price	$9.59	$9.77
Time to maturity	1 year	0.95 year
Risk Free rate	0.11%	0.10%

Forward Purchase Agreement-optional
Implied stock price	$9.59	$9.77
Volatility	10%	10%
Time to maturity	1 year	0.95 year
Risk Free rate	0.11%	0.10%

The implied stock price is calculated iteratively by subtracting public warrant value from observed unit price until convergence. Volatility assumptions are based on volatilities from comparable publicly traded SPAC’s and implied volatilities from comparable publicly traded warrants. Time to maturity for the warrants is assumed to be equivalent to their remaining contractual term while for the FPA is the expected time to exercise. The risk-free rate is based on US Treasury rates commensurate with the remaining time to expiration of the liability. The Company anticipates the dividend to remain at zero.

The following table presents the changes in the fair value of the Warrants and FPA liabilities:

	Private Placement	Public	Total Warrant Liability
Fair value as of July 27, 2020 (inception)	$—	$—	$—
Initial measurement on November 27, 2020	11,926,600	15,897,248	27,823,848
Change in fair value	4,941,346	6,466,973	11,408,319
Fair value as of December 31, 2020	$16,867,946	$22,364,221	$39,232,167

Tiga Acquisition Corp.
Notes to the Financial Statements

	Committed FPA	Optional FPA	Total FPA Liability
Fair value as of July 27, 2020 (inception)	$—	$—	$—
Initial measurement on November 27, 2020	904,970	2,494,505	3,399,475
Change in fair value	2,042,197	1,316,105	3,358,302
Fair value as of December 31, 2020	$2,947,167	$3,810,610	$6,757,777

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 18, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain Private Placement Warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 Private Placement Warrants (the “Extension Private Placement Warrants” and together with the Initial Private Placement Warrants, the “Private Placement Warrants”). With this extension, the Company will have until November 27, 2021 to consummate a Business Combination.  The total amount of outstanding Private Placement Warrants is 13,040,000 and the total deposits into the Trust Account have been $281,520,000 ($10.20 per public share).

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

ii

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 22, 2021

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

Name	Title	Date
/s/ George Raymond Zage III	Chairman, Director and CEO	June 22, 2021
George Raymond Zage III
/s/ Ashish Gupta	President and Director	June 22, 2021
Ashish Gupta
/s/ Diana Luo	Chief Financial Officer	June 22, 2021
Diana Luo
/s/ David Ryan	Director	June 22, 2021
David Ryan
/s/ Carman Wong	Director	June 22, 2021
Carman Wong
/s/ Ben Falloon	Director	June 22, 2021
Ben Falloon