Form 10-Q
period 2021-03-31
Tiga Acquisition Corp.
filed 2021-06-22
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of June 22, 2021, there were 27,600,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIGA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TIGA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$1,021,837	$1,144,776
Prepaid expenses	236,401	262,499
Total Current Assets	1,258,238	1,407,275
Investments held in Trust Account	278,806,367	278,774,646
Total Assets	$280,064,605	$280,181,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$99,594	$37,067
Accrued offering costs	—	26,780
Total Current Liabilities	99,594	63,847

FPA liability	8,361,546	6,757,777
Warrant liability	31,903,209	39,232,167
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	50,024,349	55,713,791

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 22,277,508 and 21,728,375 shares at approximately $10.10 per share as of March 31, 2021 and December 31, 2020, respectively	225,040,249	219,468,122

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,322,492 and 5,871,625 shares issued and outstanding (excluding 22,277,508 and 21,728,375 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	532	587
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	20,278,082	25,850,154
Accumulated deficit	(15,279,297)	(20,851,423)
Total Shareholders’ Equity	5,000,007	5,000,008
Total Liabilities and Shareholders’ Equity	$280,064,605	$280,181,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Operating costs	$184,784
Loss from operations	(184,784)
Other income:
Interest earned on marketable securities held in Trust Account	31,721
Change in fair value of warrant liability	7,328,958
Change in fair value of FPA liability	(1,603,769)
Other income, net	5,756,910
Net Income	$5,572,126
Weighted average shares outstanding of Class A ordinary shares	27,600,000
Basic and diluted net income per share, Class A	$—
Weighted average shares outstanding of Class B ordinary shares	6,900,000
Basic and diluted net income per share, Class B	$0.80

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	5,871,625	$587	6,900,000	$690	$25,850,154	$(20,851,423)	$5,000,008

Change in value of Class A Ordinary shares subject to possible redemption	(549,133)	(55)	—	—	(5,572,072)	—	(5,572,127)

Net income	—	—	—	—	—	5,572,126	5,572,126
Balance – March 31, 2021	5,322,492	$532	6,900,000	$690	$20,278,082	$(15,279,297)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$5,572,126
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants liability	(7,328,958)
Change in fair value of FPA liability	1,603,769
Interest earned on marketable securities held in Trust Account	(31,721)
Changes in operating assets and liabilities:
Prepaid expenses	26,098
Accrued expenses	62,527
Net cash used in operating activities	(96,159)

Cash Flows from Financing Activities:
Payments of offering costs	(26,780)
Net cash used in financing activities	(26,780)

Net Change in Cash	(122,939)
Cash – Beginning	1,144,776
Cash – Ending	$1,021,837

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$5,572,127

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) and since the Initial Public Offering through March 31, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activity has been limited to the search for a business combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Warrant and Forward Purchase Agreement Liability

The Company accounts for the Warrants and Forward Purchase Agreement (the “FPA”) (each as defined below) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The Public Warrants (as defined below) for periods where no observable trade price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the Private Placement Warrants (as defined below) was determined using a Black-Scholes-Merton model. The committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 24,080,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Class B ordinary shares include the Founder Shares as these shares do not participate in the income earned in the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

Three Months Ended March 31, 2021
Class A Ordinary Shares
Numerator: Earnings allocable to Class A Ordinary Shares
Interest Income	$31,721
Net Earnings	$31,721
Denominator: Weighted Average Class A Ordinary Shares
Class A Ordinary Shares, Basic and Diluted	27,600,000
Earnings/Basic and Diluted Class A Ordinary Shares	$—

Class B Ordinary Shares
Numerator: Net Income Loss minus Net Earnings
Net Income	$5,572,126
Net Earnings allocable to Class A Ordinary Shares	$(31,721)
Net Income	$5,540,405
Denominator: Weighted Average Class B Ordinary Shares
Class B Ordinary Shares, Basic and Diluted	6,900,000
Income/Basic and Diluted Class B Ordinary Shares	$0.80

Note: As of March 31, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s ordinary shareholders.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for overhead expenses and related services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $30,000 of such fees.

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “FPA”) with the Sponsor which provides for the purchase by the Sponsor or its permitted transferee (the “forward purchaser”) of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 redeemable warrants (the “forward purchase warrants”) to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share, in a private placement to close prior to or concurrently with the closing of a Business Combination (the “Committed FPA”). Pursuant to the forward purchase agreement, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of a Business Combination (the “Optional FPA”). The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase warrants will have the same terms as the Public Warrants.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,322,492 and 5,871,625 Class A ordinary shares issued and outstanding, excluding 22,277,508 and 21,728,375 shares of Class A common stock subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $6,522 in cash and $278,799,845 in U.S. Treasury securities and $1,103 in cash and $278,773,543 in U.S. Treasury securities, respectively. During the three month period ended March 31, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents the gross holding gain and loss and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain/(Loss)	Fair Value
March 31, 2021	U.S. Treasury Securities (Mature on 4/01/2021)	1	$278,799,845	$155	$278,800,000

December 31, 2020	U.S. Treasury Securities (Mature on 2/25/2021)	1	$278,773,543	$(1,423)	$278,772,120

At March 31, 2021 and December 31, 2020, there were 13,800,000 Public Warrants and 5,000,000 Initial Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31,2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2021	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$278,806,522	1	$278,774,646

Liabilities:
Warrant liability – public warrants	1	$17,940,000	3	$22,364,221
Warrant liability – initial private placement warrants	3	13,963,209	3	16,867,946
FPA liability – committed	3	3,476,114	3	2,947,167
FPA liability – optional	3	4,885,432	3	3,810,610

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. On January 14, 2021, the Company’s Class A shares and Public Warrants commenced trading separately on the New York Stock Exchange. As there is now a listed price on an active market, Public Warrants totaling $17,940,000 have been reclassified from a Level 3 to Level 1 instrument.

Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants quoted market price is used as the fair value as of each relevant date. The fair value of the Private Placement Warrants is determined using a Black-Scholes-Merton model. The committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework. The Warrants and FPA are accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities and FPA are measured at fair value at on a recurring basis, with changes in fair value presented in the statement of operations.

TIGA ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021 (Unaudited)
The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of March 31, 2021	As of 31 December, 2020
Warrants-initial private placement
Common stock price	$10.04	$9.77
Volatility	17.10%	22.59%
Expected life of the options to convert	5.83 years	5.95 years
Risk free rate	1.12%	0.50%
Dividend yield	0%	0%

FPA-committed
Common stock price	$10.04	$9.77
Time to maturity	0.83 year	0.95 year
Risk Free rate	0.06%	0.10%

FPA-optional
Common stock price	$10.04	$9.77
Volatility	15%	10%
Time to maturity	0.83 year	0.95 year
Risk Free rate	0.06%	0.10%

The common stock price is the closing price of the Class A shares as of March 31, 2021. Volatility assumptions are based on volatilities from comparable publicly traded SPAC’s and implied volatilities from comparable publicly traded warrants. Time to maturity for the Private Placement Warrants is assumed to be equivalent to their remaining contractual term while for the FPA is the expected time to exercise. The risk-free rate is based on US Treasury rates commensurate with the remaining time to expiration of the liability. The Company anticipates the dividend to remain at zero.

The following table presents the changes in the fair value of the Warrants and the FPA liabilities:

	Public Warrants	Initial Private Placement Warrants	Total Warrant Liability	Committed FPA	Optional FPA	Total FPA Liability
Fair value as of December 31, 2020	$22,364,221	$16,867,946	$39,232,167	$2,947,167	$3,810,610	$6,757,777
Change in fair value	(4,424,221)	(2,904,737)	(7,328,958)	528,947	1,074,822	1,603,769
Fair value as of March 31, 2021	$17,940,000	$13,963,209	$31,903,209	$3,476,114	$4,885,432	$8,361,546

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $5,572,126, which consisted of a gain from change in fair value of warrant liability (Public Warrants and Initial Private Placement Warrants) of $7,328,958, a loss in change in fair value of FPA liability of $1,603,769 and interest earned on marketable securities held in the Trust Account of $31,721, offset by operating costs of $184,784 which consisted of $70,402 in legal and professional fees, $37,295 in accounting related costs, $30,000 in administrative support fees, $31,250 in insurance costs, and $15,837 in miscellaneous costs.

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

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $1,021,837. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On November 27, 2020, we consummated the Initial Public Offering of 27,600,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 10,280,000 Initial Private Placement Warrants to the Sponsor at a price of $1.00 per private placement warrant generating gross proceeds of $10,280,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the Initial Private Placement, a total of $278,760,000 was placed in the Trust Account. We incurred $15,736,649 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $556,649 of other offering costs. On May 18, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants. The total amount of outstanding Private Placement Warrants is 13,040,000 and the total deposits into the Trust Account have been $281,520,000 ($10.20 per public share).

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into a private placement warrants purchase agreement, dated as of November 23, 2020, with the Sponsor which provides that at the option of the Sponsor, on the dates that are six, 12 and 18 months, respectively from the closing date of the Initial Public Offering, the Company shall issue and sell to the Sponsor, its affiliates or permitted designees and the Sponsor shall purchase from the Company, an additional 2,760,000, private placement warrants at a price of $1.00 per private placement warrant for an aggregate purchase price of $2,760,000.

We entered into a  FPA with the Sponsor or an affiliate of the Sponsor which provides for the purchase by the Sponsor of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 forward purchase warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share, in a private placement to close prior to or concurrently with the closing of a Business Combination. Pursuant to the FPA, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of our Initial Business Combination. The obligations under the FPA do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase warrants will have the same terms as the Public Warrants issued as part of the Units.

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

Warrant and Forward Purchase Agreement (FPA) Liability

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

The Public Warrants for periods where no observable trade price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the Private Placement Warrants was determined using a Black-Scholes-Merton model. The committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Warrants and the FPA as described in the Company’s amended Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, and the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. Accordingly, management believes the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of the Company’s financial statements described in the amended Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021 had not yet been identified. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Warrants and the FPA as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company is addressing this material weakness by taking several remedial actions, as more fully described in the Company’s amended Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our amended Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our amended Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 27, 2020, we consummated the Initial Public Offering of 27,600,000 Units, inclusive of 3,600,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $276,000,000. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-249853 and 333-250902). The registration statements became effective on November 23, 2020.

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated a private placement of 10,280,000 Initial Private Placement Warrants to our Sponsor at a price of $1.00 per Initial Private Placement Warrant, generating total proceeds of $10,280,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On May 18, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the sale of the Private Placement Warrants, $281,520,000 was placed in the Trust Account.

We paid a total of $5,520,000 in underwriting discounts and commissions and $556,649 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,660,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

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

TIGA ACQUISITION CORP.

Date: June 22, 2021		/s/ George Raymond Zage III
	Name:	George Raymond Zage III
	Title:	Chief Executive Office and Chairman
(Principal Executive Officer)

Date: June 22, 2021		/s/ Diana Luo
	Name:	Diana Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)