Form 10-Q
period 2021-06-30
Tiga Acquisition Corp.
filed 2021-08-13
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-39714

TIGA ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 North Bridge Road #24-00, Raffles City Tower, Singapore Singapore	179101
(Address of principal executive offices)	(Zip Code)

+65 6338 2132
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	TINV.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TINV	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TINV WS	The New York Stock Exchange

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

As of August 13, 2021, there were 27,600,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIGA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TIGA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$803,836	$1,144,776
Prepaid expenses	239,639	262,499
Total Current Assets	1,043,475	1,407,275
Investments held in Trust Account	281,569,722	278,774,646
Total Assets	$282,613,197	$280,181,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$534,834	$37,067
Accrued offering costs	—	26,780
Total Current Liabilities	534,834	63,847

Forward Purchase Agreement liability	6,573,668	6,757,777
Warrant liability	30,378,556	39,232,167
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	47,147,058	55,713,791

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 22,590,729 and 21,728,375 shares at approximately $10.20 and $10.10 per share as of June 30, 2021 and December 31, 2020, respectively	230,466,131	219,468,122

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,009,271 and 5,871,625 shares issued and outstanding (excluding 22,590,729 and 21,728,375 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	501	587
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	14,852,231	25,850,154
Accumulated deficit	(9,853,414)	(20,851,423)
Total Shareholders’ Equity	5,000,008	5,000,008
Total Liabilities and Shareholders’ Equity	$282,613,197	$280,181,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating costs	$650,003	$834,787
Loss from operations	(650,003)	(834,787)

Other income:
Interest earned on marketable securities held in Trust Account	3,355	35,076
Change in fair value of warrant liability	4,205,105	11,534,063
Change in fair value of Forward Purchase Agreement liability	1,787,878	184,109
Fair value of private placement warrant in excess of purchase price	79,548	79,548
Other income, net	6,075,886	11,832,796

Net income	$5,425,883	$10,998,009

Weighted average shares outstanding of Class A ordinary shares	27,600,000	27,600,000
Basic and diluted net income per share, Class A	$—	$—

Weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000
Basic and diluted net income per share, Class B	$0.79	$1.59

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	5,871,625	$587	6,900,000	$690	$25,850,154	$(20,851,423)	$5,000,008

Change in value of Class A Ordinary shares subject to possible redemption	(549,133)	(55)	—	—	(5,572,072)	—	(5,572,127)

Net income	—	—	—	—	—	5,572,126	5,572,126
Balance – March 31, 2021	5,322,492	532	6,900,000	690	20,278,082	(15,279,297)	5,000,007

Change in value of Class A Ordinary shares subject to possible redemption	(313,221)	(31)	—	—	(5,425,851)	—	(5,425,882)

Net income	—	—	—	—	—	5,425,883	5,425,883
Balance – June 30, 2021	5,009,271	$501	6,900,000	$690	$14,852,231	$(9,853,414)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$10,998,009
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants liability	(11,534,063)
Change in fair value of Forward Purchase Agreement liability	(184,109)
Interest earned on marketable securities held in Trust Account	(35,076)
Fair value of private placement warrant in excess of purchase price	(79,548)
Changes in operating assets and liabilities:
Prepaid expenses	22,860
Accrued expenses	497,767
Net cash provided by (used in) operating activities	(314,160)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,760,000)
Net cash provided by (used in) investing activities	(2,760,000)

Cash Flows from Financing Activities:
Proceeds from the sale of Private Placement Warrants	2,760,000
Payments of offering costs	(26,780)
Net cash provided by (used in) financing activities	2,733,220

Net Change in Cash	(340,940)
Cash – Beginning	1,144,776
Cash – Ending	$803,836

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$10,998,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) and since the Initial Public Offering through June 30, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activity has been limited to the search for a business combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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
JUNE 30, 2021
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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 27, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 27, 2021. As of June 30, 2021, no resolution has been passed by the Board of Directors.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Warrant and Forward Purchase Agreement Liability

The Company accounts for the Warrants and Forward Purchase Agreement (the “FPA”) (each as defined below) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares, 22,590,729 and 21,728,375, respectively subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares issued and outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 26,840,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and such warrants would not be included under the treasury stock method.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A Ordinary Shares
Numerator: Earnings allocable to Class A Ordinary Shares
Interest Income	$3,355	35,076
Net Earnings	$3,355	35,076
Denominator: Weighted Average Class A Ordinary Shares
Class A Ordinary Shares, Basic and Diluted	27,600,000	27,600,000
Earnings/Basic and Diluted Class A Ordinary Shares	$—	$—

Class B Ordinary Shares
Numerator: Net Income (Loss) minus Net Earnings
Net Income (Loss)	$5,425,883	$10,998,009
Net Earnings allocable to Class A Ordinary Shares	(3,355)	(35,076)
Net Income (Loss)	$5,422,528	$10,962,933
Denominator: Weighted Average Class B Ordinary Shares
Class B Ordinary Shares, Basic and Diluted	6,900,000	6,900,000
Income/Basic and Diluted Class B Ordinary Shares	$0.79	$1.59

Note: As of June 30, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s ordinary shareholders.

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

•
Level 2, defined as inputs other than quoted proces in active markets that are directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
JUNE 30, 2021
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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant” and together with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,280,000 Initial Private Placement Warrants at a price of $1.00 per Initial Private Placement Warrant, for an aggregate purchase price of $10,280,000. Each Initial Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Initial Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. On May 18, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 private placement warrants (the “Extension Private Placement Warrants” and together with the Initial Private Placement Warrants, the “Private Placement Warrants”). Thereafter, the total amount of outstanding Private Placement Warrants is 13,040,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sales of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for overhead expenses and related services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 of such fees, respectively.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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
JUNE 30, 2021
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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,009,271 and 5,871,625 Class A ordinary shares issued and outstanding, excluding 22,590,729 and 21,728,375 shares of Class A common stock subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 — WARRANTS

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
JUNE 30, 2021
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
JUNE 30, 2021
(Unaudited)
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

At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $8,242 in cash and $281,561,480 in U.S. Treasury securities and $1,103 in cash and $278,773,543 in U.S. Treasury securities, respectively. During the three and six month periods ended June 30, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents the gross holding gain and loss and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain/(Loss)	Fair Value (i)
June 30, 2021	U.S. Treasury Securities (Mature on 6/30/2021)	1	$281,561,480	$—	$281,561,480

December 31, 2020	U.S. Treasury Securities (Mature on 2/25/2021)	1	$278,773,543	$(1,423)	$278,772,120
(i) Fair value of securities does not include cash held in trust in the amount of $8,242 and $1,103, as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, there were 13,800,000 Public Warrants and 13,040,000 Private Placement Warrants outstanding and 13,800,000 Public Warrants and 10,280,000 Private Placement Warrants outstanding, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31,2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2021	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$281,569,722	1	$278,774,646

Liabilities:
Warrant liability – public warrants	1	$15,456,000	3	$22,364,221
Warrant liability – private placement warrants	3	14,922,556	3	16,867,946
FPA liability – committed	3	2,972,558	3	2,947,167
FPA liability – optional	3	3,601,110	3	3,810,610

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. On January 14, 2021, the Company’s Class A shares and Public Warrants commenced trading separately on the New York Stock Exchange. As there is now a listed price on an active market, Public Warrants totaling $17,940,000 have been reclassified from a Level 3 to Level 1 instrument. During the three month period ended June 30, 2021, there were no changes between levels.

Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants quoted market price is used as the fair value as of each relevant date. The fair value of the Private Placement Warrants is determined using a Black-Scholes-Merton model. The committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework. The Warrants and FPA are accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities and FPA are measured at fair value at on a recurring basis, with changes in fair value presented in the statements of operations.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Warrants- private placement
Common stock price	$10.03	$9.77
Volatility	16.20%	22.59%
Expected life of the options to convert	5.70 years	5.95 years
Risk free rate	0.99%	0.50%
Dividend yield	0%	0%

FPA-committed
Common stock price	$10.03	$9.77
Time to maturity	0.70 year	0.95 year
Risk Free rate	0.06%	0.10%

FPA-optional
Common stock price	$10.03	$9.77
Volatility	10%	10%
Time to maturity	0.70 year	0.95 year
Risk Free rate	0.06%	0.10%

The common stock price is the closing price of the Class A shares as of June 30, 2021. Volatility assumptions are based on volatilities from comparable publicly traded SPAC’s and implied volatilities from comparable publicly traded warrants. Time to maturity for the Private Placement Warrants is assumed to be equivalent to their remaining contractual term while for the FPA is the expected time to exercise. The risk-free rate is based on US Treasury rates commensurate with the remaining time to expiration of the liability. The Company anticipates the dividend to remain at zero.

The following table presents the changes in the fair value of the Warrants and the FPA liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability	Committed FPA	Optional FPA	Total FPA Liability
Fair value as of December 31, 2020	$22,364,221	$16,867,946	$39,232,167	$2,947,167	$3,810,610	$6,757,777
Additional Private Placement Warrants May 27, 2021		2,760,000	2,760,000
Fair Value of Private Placement Warrants in excess of purchase price		(79,548)	(79,548)
Change in fair value	(6,908,221)	(4,625,842)	(11,534,063)	25,391	(209,500)	(184,109)
Fair value as of June 30, 2021	$15,456,000	$14,922,556	$30,378,556	$2,972,558	$3,601,110	$6,573,668

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net income of $5,425,883 which consisted of a gain from change in fair value of warrant liability (Public Warrants and Private Placement Warrants) of $4,205,105, a gain from change in fair value of FPA liability of $1,787,878, a gain in the fair value of Private Placement Warrants in excess of purchase price of $79,548 and interest earned on marketable securities held in the Trust Account of $3,355, offset by operating costs of $650,003 which consisted of $442,613 in legal fees, $75,475 in accounting related costs, $30,000 in administrative support fees, $31,250 in insurance costs, and $70,665 in miscellaneous costs.

For the six months ended June 30, 2021, we had a net income of $10,998,009, which consisted of a gain from change in fair value of warrant liability (Public Warrants and Private Placement Warrants) of $11,534,063, a gain from change in fair value of FPA liability of $184,109, a gain in the fair value of Private Placement Warrants in excess of purchase price of $79,548 and interest earned on marketable securities held in the Trust Account of $35,076, offset by operating costs of $834,787 which consisted of $513,016 in legal fees, $112,770 in accounting related costs, $60,000 in administrative support fees, $62,500 in insurance costs, and $86,501 in miscellaneous costs.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 27, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 27, 2021. As of June 30, 2021, no resolution has been passed by the Board of Directors.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $803,836. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant and Forward Purchase Agreement (FPA) Liability

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Warrants and the FPA as described in the Company’s amended Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, and the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. Accordingly, management believes the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated a private placement of 10,280,000 Initial Private Placement Warrants to our Sponsor at a price of $1.00 per Initial Private Placement Warrant, generating total proceeds of $10,280,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On May 18, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants. As of June 30, 2021 total Private Placement Warrants outstanding were 13,040,000.

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

On July 21, 2021, an independent director of the Company, David Ryan, was appointed to the board of directors of Affiliated Managers Group, Inc. (NYSE: AMG).

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

TIGA ACQUISITION CORP.

Date: August 13, 2021		/s/ George Raymond Zage III
	Name:	George Raymond Zage III
	Title:	Chief Executive Office and Chairman
(Principal Executive Officer)

Date: August 13, 2021		/s/ Diana Luo
	Name:	Diana Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)