Form 10-Q
period 2021-09-30
Tiga Acquisition Corp.
filed 2021-11-12
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 10, 2021, there were 27,600,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIGA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Revised)	1

	Unaudited Condensed Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from July 27, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine months Ended September 30, 2021 and for the period from July 27, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Nine months Ended September 30, 2021 and for the period from July 27, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

TIGA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current Assets
Cash	$337,775	$1,144,776
Prepaid expenses	173,625	262,499
Total Current Assets	511,400	1,407,275

Investments held in Trust Account	281,592,750	278,774,646
Total Assets	$282,104,150	$280,181,921

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$669,711	$37,067
Accrued offering costs	—	26,780
Total Current Liabilities	669,711	63,847

Forward Purchase Agreement liability	5,467,762	6,757,777
Warrant liability	19,009,781	39,232,167
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	34,807,254	55,713,791

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 shares at approximately $10.20 and $10.10 per share as of September 30, 2021 and December 31, 2020	281,520,000	278,760,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; excluding 27,600,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(34,223,794)	(54,292,560)
Total Shareholders’ Deficit	(34,223,104)	(54,291,870)
Total Liabilities and Shareholders’ Deficit	$282,104,150	$280,181,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2021	Nine months Ended September 30, 2021	For the Period from July 27, 2020 (Inception) through September 30, 2020

Operating costs	$666,952	$1,501,739	$5,129
Loss from operations	(666,952)	(1,501,739)	(5,129)

Other income:
Interest earned on investments held in Trust Account	23,028	58,104	—
Change in fair value of warrant liabilities	11,368,775	22,902,838	—
FV of private placement warrant in excess of purchase price	—	79,548	—
Change in fair value of forward purchase agreement liabilities	1,105,906	1,290,015	—
Total other income, net	12,497,709	24,330,505	—

Net income (loss)	$11,830,757	$22,828,766	$(5,129)

Weighted average shares outstanding of Class A ordinary shares	27,600,000	27,600,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.34	$0.66	$—
Weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000	6,900,000
Basic and diluted net income per share, Class B ordinary	$0.34	$0.66	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited) (Revised)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	6,900,000	$690	$—	$(54,292,560)	$(54,291,870)

Net income	—	—	—	5,572,126	5,572,126
Balance – March 31, 2021	6,900,000	690	—	(48,720,434)	(48,719,744)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,760,000)	(2,760,000)

Net income	—	—	—	5,425,883	5,425,883
Balance – June 30, 2021	6,900,000	690	—	(46,054,551)	(46,053,861)

Net income	—	—	—	11,830,757	11,830,757
Balance – September 30, 2021	6,900,000	$690	$—	$(34,223,794)	$(34,223,104)

FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 27, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsors	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(5,129)	(5,129)
Balance – September 30, 2020	6,900,000	$690	$24,310	$(5,129)	$19,871

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,	For the Period from July 27, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$22,828,766	$(5,129)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(22,902,838)	—
Change in fair value of forward purchase agreement liabilities	(1,290,015)	—
Compensation expense on Private Placement warrants	(79,548)	—
Interest earned on investments held in Trust Account	(58,104)	—
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	88,874	—
Accrued expenses	632,644	—
Net cash used in operating activities	(780,221)	(129)

Cash Flows from Investing Activities:
Investment of cash into trust Account	(2,760,000)	—
Net cash used in investing activities	(2,760,000)	—

Cash Flows from Financing Activities:
Advances from related party	—	700,000
Proceeds from promissory note – related party	—	300,000
Payment of offering costs	—	(51,480)
Proceeds from sale of Private Placements Warrants	2,760,000	—
Payment of offering costs	(26,780)	—
Net cash provided by financing activities	2,733,220	948,520

Net Change in Cash	(807,001)	948,391
Cash – Beginning of period	1,144,776	—
Cash – End of period	$337,775	$948,391

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$364,972
Change in value of Class A ordinary shares subject to possible redemption	$2,760,000	$—
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares		$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) and since the Initial Public Offering through September 30, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activity has been limited to the search for a business combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will proceed with a Business Combination only if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The Company will have up until November 27, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” The shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or permitted designees, upon five days advance notice prior to the applicable deadline, must purchase an additional 2,760,000 private placement warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline, for each 6-month extension.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 27, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 27, 2021. On May 18, 2021 the Board of Directors voted to extend the Company for six months through November 27, 2021.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per Class A ordinary share, as of December 31, 2020, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$219,468,122	$59,291,878	$278,760,000
Class A ordinary shares	$587	$(587)	$—
Additional paid-in capital	$25,850,154	$(25,850,154)	$—
Accumulated deficit	$(20,851,423)	$(33,441,137)	$(54,292,560)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(59,291,878)	$(54,291,870)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on June 22, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021.

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
SEPTEMBER 30, 2021
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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares, 27,600,000, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

	September 30, 2021	December 31, 2020
Gross proceeds	$276,000,000	$276,000,000
Private Placement Proceeds	5,520,000	2,760,000
Less:
Proceeds allocated to Public Warrants	$(15,897,248)	$(15,897,248)
Class A ordinary shares issuance costs	$(14,808,199)	$(14,808,199)
Plus:
Accretion of carrying value to redemption value	$30,705,447	$30,705,447
Class A ordinary shares subject to possible redemption	$281,520,000	$278,760,000

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,840,000 Class A ordinary shares in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 27, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$9,464,606	$2,366,151	$18,263,013	$4,565,753	$—	$(5,129)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	—	6,900,000
Basic and diluted net income per ordinary share	$0.34	$0.34	$0.66	$0.66	$—	$—

Note: As of September 30, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s ordinary shareholders.

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

•
Level 2, defined as inputs other than quoted prices in active markets that are directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
SEPTEMBER 30, 2021
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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant” and together with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 9).

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

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). On November 23, 2020 the Sponsor transferred 20,000 Founder Shares to each of the three independent directors for approximately the same per-share price initially paid by the Sponsor. On November 23, 2020, the Company effected a 1,150,000-share dividend, resulting in 6,900,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 900,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 900,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for overhead expenses and related services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000 of such fees, respectively.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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
SEPTEMBER 30, 2021
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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 27,600,000 Class A ordinary shares issued and outstanding which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination.

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

NOTE 9 — WARRANTS

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
(Unaudited)
NOTE 10 — FAIR VALUE MEASUREMENTS

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

At September 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $3,963 in cash and $281,590,000 in U.S. Treasury securities and $1,103 in cash and $278,773,543 in U.S. Treasury securities, respectively. During the three and nine months periods ended September 30, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents the gross holding gain and loss and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain/(Loss)	Fair Value (i)
September 30, 2021	U.S. Treasury Securities (Mature on 10/07/21)	1	$281,588,786	$1,214	$281,590,000

December 31, 2020	U.S. Treasury Securities (Mature on 2/25/2021)	1	$278,773,543	$(1,423)	$278,772,120

(i)	Fair value of securities does not include cash held in trust in the amount of $3,963 and $1,103, as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, there were 13,800,000 Public Warrants and 13,040,000 Private Placement Warrants outstanding and 13,800,000 Public Warrants and 10,280,000 Private Placement Warrants outstanding, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31,2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2021	Level	December 31, 2020
Assets:
Cash and Investments held in Trust Account	1	$281,592,750	1	$278,774,646

Liabilities:
Warrant liability – public warrants	1	$9,660,000	3	$22,364,221
Warrant liability – private placement warrants	3	$9,349,781	3	$16,867,946
FPA liability – committed	3	$2,416,311	3	$2,947,167
FPA liability – optional	3	$3,051,451	3	$3,810,610

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. On January 14, 2021, the Company’s Class A shares and Public Warrants commenced trading separately on the New York Stock Exchange. As there is now a listed price on an active market, Public Warrants totaling $17,940,000 have been reclassified from a Level 3 to Level 1 instrument. During the three months period ended September 30, 2021, there were no changes between levels.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of September 30, 2021	As of December 31, 2020
Warrants- private placement
Common stock price	$10.13	$9.77
Volatility	10.50%	22.59%
Expected life of the options to convert	5.58 years	5.95 years
Risk free rate	1.08%	0.50%
Dividend yield	0%	0%

FPA-committed
Common stock price	$10.13	$9.77
Time to maturity	0.58 year	0.95 year
Risk Free rate	0.06%	0.10%

FPA-optional
Common stock price	$10.13	$9.77
Volatility	10%	10%
Time to maturity	0.58 year	0.95 year
Risk Free rate	0.06%	0.10%

The common stock price is the closing price of the Class A shares as of September 30, 2021. Volatility assumptions are based on volatilities from comparable publicly traded SPAC’s and implied volatilities from comparable publicly traded warrants. Time to maturity for the Private Placement Warrants is assumed to be equivalent to their remaining contractual term while for the FPA is the expected time to exercise. The risk-free rate is based on US Treasury rates commensurate with the remaining time to expiration of the liability. The Company anticipates the dividend to remain at zero.

The following table presents the changes in the fair value of the Warrants and the FPA liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liability	Committed FPA	Optional FPA	Total FPA Liability
Fair value as of December 31, 2020	$22,364,221	$16,867,946	$39,232,167	$2,947,167	$3,810,610	$6,757,777
Additional Private Placement Warrants May 27, 2021	—	2,760,000	2,760,000	—	—	—
Fair Value of Private Placement Warrants in excess of purchase price	—	(79,548)	(79,548)	—	—	—
Change in fair value	(12,704,221)	(10,198,617)	(22,902,838)	(530,856)	(759,159)	(1,290,015)
Fair value as of September 30, 2021	$9,660,000	$9,349,781	$19,009,781	$2,416,311	$3,051,451	$5,467,762

NOTE 11 — SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $11,830,757 which consisted of a gain from change in fair value of warrant liability (Public Warrants and Private Placement Warrants) of $11,368,775, a gain from change in fair value of FPA liability of $1,105,906, and interest earned on marketable securities held in the Trust Account of $23,028, offset by operating costs of $666,952.

For the nine months ended September 30, 2021, we had a net income of $22,828,766, which consisted of a gain from change in fair value of warrant liability (Public Warrants and Private Placement Warrants) of $22,902,838, a gain from change in fair value of FPA liability of $1,290,015, a gain in the fair value of Private Placement Warrants in excess of purchase price of $79,548 and interest earned on marketable securities held in the Trust Account of $58,104, offset by operating costs of $1,501,739.

For the period from July 27, 2020 (inception) through September 30, 2020, we had net loss of $5,129 which consisted of operating cost.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 27, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2021, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 27, 2021. On May 18, 2021 the Board of Directors voted to extend the Company for an additional six months through November 27, 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $337,775. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. The net income or loss is allocated to each class of stock using an allocation of total shares, which is then divided by the total shares for the respective class.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed below that was remediated during the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness identified as of December 31, 2020 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2021.

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

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated a private placement of 10,280,000 Initial Private Placement Warrants to our Sponsor at a price of $1.00 per Initial Private Placement Warrant, generating total proceeds of $10,280,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On May 18, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants. As of September 30, 2021 total Private Placement Warrants outstanding were 13,040,000.

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

In September 2021, an entity to which Diana Luo, CFO, G. Raymond Zage III, CEO and Chairman, and Ashish Gupta, President, are directors, Willow Holdco Pte. Ltd., consummated the purchase of The Executive Centre group of companies.

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

TIGA ACQUISITION CORP.

Date: November 10, 2021		/s/ George Raymond Zage III
	Name:	George Raymond Zage III
	Title:	Chief Executive Office and Chairman
(Principal Executive Officer)

Date: November 10, 2021		/s/ Diana Luo
	Name:	Diana Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)