Form 10-K/A
period 2020-12-31
Tiga Acquisition Corp.
filed 2021-12-28
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

Amendment No. 2

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

As of December 28, 2021, the Registrant had 27,600,000 of its Class A ordinary shares, $0.0001 par value per share, and 6,900,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATARY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Tiga Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Tiga Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 22, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on November 27, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

On December 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 27, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 22, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements as of December 31, 2020 and for the period from July 27, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 22, 2021; and (v) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2, and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the initial public offering (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Tiga Acquisition Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for three months ended March 31, 2021 and three and six months ended June 30, 2021 affected by the restatement or our previously filed balance sheet, dated November 27, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Upon the closing of the Public Offering and the Private Placement, $278,760,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).  Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 27, 2021, unless extended at our sponsor’s option, or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (c) the redemption of all of our public shares if we have not completed our business combination by November 27, 2021, unless extended at our sponsor’s option (up to two times, each by an additional 6 months, for a total of up to 24 months (or until November 27, 2022) to complete a business combination) (the “Contractual Redemption Date”), subject to the sponsor purchasing additional private placement warrants, subject to applicable law.  The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

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

In its report on our financial statements for the period ending December 31, 2020, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.  A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by May 27, 2022 if we do not complete a Business Combination and the Sponsor does not request to extend the period of time to consummate a Business Combination.

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

We have entered into an amended and restated forward purchase agreement pursuant to which the forward purchaser has agreed to purchase, an aggregate of 5,000,000 Class A ordinary shares plus 2,500,000 redeemable warrants for a purchase price of $10.00 per Class A ordinary share, or $50,000,000 in the aggregate, in one or multiple private placements to close prior to or concurrently with our initial business combination.  Pursuant to the forward purchase agreement, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of our initial business combination.  The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital.  The terms of the forward purchase agreement permit our Sponsor to transfer the rights to purchase the forward purchase securities to third parties.  However, our Sponsor’s obligation to purchase the forward purchase securities may not be transferred to any other parties, and our Sponsor remains obligated to purchase the forward purchase securities in the event such third party transferee fails to purchase the forward purchase securities or to purchase any remaining forward purchase securities not purchased by such a third party transferee.  The obligations under the forward purchase agreement do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination.  However, if the sale of the forward purchase securities does not close for any reason, including by reason of the failure by the forward purchaser to fund the purchase price for their forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination.  Additionally, the obligation of the forward purchaser to purchase the forward purchase securities is subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the Company and our Sponsor, or, automatically:  (i) if our initial business combination is not consummated by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or prior to the expiration of any extended time that we have to consummate a business combination beyond November 27, 2022 as a result of a shareholder vote to amend our memorandum and articles of association (an “Extension Period”); or (iv) if our Sponsor or the Company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our Sponsor or the Company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment.  The obligation of the forward purchaser to purchase the forward purchase securities immediately prior to the closing of our initial business combination is subject to fulfillment of customary closing conditions, including the following:  (i) our initial business combination must be consummated following the purchase of forward purchase securities; and (ii) the Company must have delivered to the forward purchaser a certificate evidencing the Company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase securities.  In the event of any failure to fund by the forward purchaser, any obligation is so terminated or any such condition is not satisfied and not waived by the forward purchaser, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all.  Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.  While our Sponsor has represented to us that it has sufficient funds to satisfy its obligations under the forward purchase agreement, we have not obligated the Sponsor to reserve funds for such obligations.

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

The requirement that we complete our initial business combination by May 27, 2022 or prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 27, 2022, or prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period.  Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business.  This risk will increase as we get closer to the timeframe described above.  In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our Sponsor has the right to extend the term we have to consummate our initial business combination up to November 27, 2022, without providing our stockholders with redemption rights.

We will have until May 27, 2022 to consummate our initial business combination.  However, if we anticipate that we may not be able to consummate our initial business combination within 6 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional 6 months (for a total of up to 24 months (or until November 27, 2022) to complete a business combination), subject to the sponsor purchasing additional private placement warrants and depositing the proceeds into the trust account as set out below.  Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension.  In order to extend the period of time to consummate a business combination, our sponsor or its affiliates or permitted designees, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,760,000 private placement warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds into the trust account on or prior to the date of the applicable deadline, for each 6 month extension.

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

We may not be able to complete our initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may be less than $10.30 per share in certain circumstances and our warrants will expire worthless.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.  If we have not completed our initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, we will:  (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.  In such case, our public shareholders may only receive $10.30 per share, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.30 per share on the redemption of their shares.  See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of:  (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed an initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period, subject to applicable law and as further described herein.  Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period with respect to such Class A ordinary shares so redeemed.  Our Sponsor and its affiliates or designees are not obligated to purchase additional private placement warrants in order to extend the available time period to complete an initial business combination.  In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account.  Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.  Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.  If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders which may be less than $10.30 per share in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including Tiga Acquisition Corp. II (“TAC2”), Tiga Acquisition Corp. III (“TAC3”), Tiga Acquisition Corp. IV (“TAC4”)  and Tiga Acquisition Corp. V (“TAC5”)) and other entities, domestic and international, competing for the types of businesses we intend to acquire.  Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.  Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.  Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer.  Target companies will be aware that this may reduce the resources available to us for our initial business combination.  Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.  If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.30 per share upon our liquidation.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

If the net proceeds of the Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate at least until May 27, 2022, until the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $1,843,237 was made available to us initially outside the Trust Account to fund our working capital requirements.  We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until May 27, 2022, until the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period; however, we cannot assure you that our estimate is accurate.  Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.  We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.  If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.  If we do not complete our initial business combination, our public shareholders may receive only approximately $10.30 per share on the liquidation of our trust account and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.30 per share upon our liquidation.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate.  Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances.  Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination.  Up to $2,000,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender.  Such warrants would be identical to the private placement warrants.  Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.  If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.  Consequently, our public shareholders may only receive an estimated $10.30 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.30 per share on the redemption of their shares.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.  Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.  Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.30 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to that certain letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act.  Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.  However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company.  Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations.  As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share.  In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.  None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.30 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.30 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.  While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely.  If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.30 per share.

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

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.30 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.  While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years.  Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States.  In the event that we are unable to complete our initial business combination or make certain amendments to our articles of association, our public shareholders are entitled to receive their prorata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest).  Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.30 per share.

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

We do not believe that our principal activities subject us to the Investment Company Act.  To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2 (a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.  Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets.  By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.  The trust account is intended as a holding place for funds pending the earliest to occur of:  (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, or (ii) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares; and (c) absent our completing an initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.  If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.  If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.  If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, our public shareholders who invested in our initial public offering may be forced to wait beyond such period before redemption from our Trust Account.

If we are unable to consummate our initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein.  Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up.  If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time (the “Companies Law”).  In that case, investors in our initial public offering may be forced to wait until beyond such period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account.  We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares.  Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

On July 25, 2020, the Sponsor received 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or $0.004 per share.  On November 23, 2020, we effected a 1,150,000 share dividend, resulting in our initial shareholders holding an aggregate of 6,900,000 Founder Shares.  On November 23, 2020, the Sponsor transferred 20,000 Founder Shares to each of David Ryan, Carman Wong and Ben Falloon for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 6,840,000 Founder Shares.  In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the Public Offering, on November 27, 2020, no Founder Shares were surrendered.  Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible.  The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.  The Founder Shares will be worthless if we do not complete an initial business combination.  In addition, our Sponsor has purchased an aggregate of 15,800,000 private placement warrants for an aggregate purchase price of $15,800,000, or $1.00 per warrant.  The private placement warrants will also be worthless if we do not complete our initial business combination.  The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.  This risk may become more acute as May 27, 2022, the applicable Contractual Redemption Date if extended at our Sponsor’s option or the end of any Extension Period nears, which is the deadline for our completion of an initial business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements.  For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities.  Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or the forward purchase warrants or any provision of the warrant agreement with respect to the private placement warrants or forward purchase warrants, 65% of the then outstanding private placement warrants or forward purchase warrants.  In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2022 prior to the applicable Contractual Redemption Date if extended at our sponsor’s option or during any Extension Period.  We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Sponsor, officers and directors and the forward purchaser have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2022, prior to the applicable Contractual Redemption Date if extended at our Sponsor’s option or during any Extension Period, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding public shares.  Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements.  As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

On December 21 2021, we identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5,0000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

Use of Proceeds

On November 23, 2020, our registration statement on Form S-l (File No.  333-249853) (the “Registration Statement”) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 27,600,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $276,000,000, with each unit consisting of one Class A ordinary share and one-half of one redeemable Warrant.  Each Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.  Credit Suisse Securities (USA) LLC and Goldman Sachs (Asia) L.L.C.  acted as representatives for the underwriters (the “Underwriters”).  Our Public Offering did not terminate before all of the securities registered in our Registration Statement were sold.  The Public Offering was consummated on November 27, 2020.

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

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Tiga Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) the Post IPO Balance Sheet as previously revised in the 2020 Form 10-K/A No. 1, and (ii) the FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on November 27, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of our Company.

On December 21, 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance Sheet as previously revised in the 2020 Form 10-K/A No. 1, (ii) FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (iii) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 22, 2021 and (iv) Q2 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2020 Financial Statements herein and intends to restate the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 Form 10-Q/A.

The restatement does not have an impact on our cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional 6 months (until November 27, 2022 to complete a Business Combination), the “Contractual Redemption Date.” In connection with each extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and the Forward Purchase Agreement as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K, Amendment No.2, present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On December 21, 2021, we revised our prior position on accounting for complex financial instruments and concluded that our previously issued financial statements should not be relied and are restated within this Form 10-K, Amendment No. 2. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K, Amendment No. 2, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view, and such transaction would be required to be approved by a majority of our independent directors. We are not required to obtain such an opinion in any other context. Other than the foregoing or as otherwise discussed herein, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also pay an affiliate of our sponsor $10,000 per month, or up to $240,000 in the aggregate, for overhead expenses and related services provided to us. On November 23, 2020, our sponsor transferred 20,000 founder shares to our independent directors at their original purchase price for services rendered as a board member prior to the completion of our initial business combination. Our sponsor has agreed to reimburse such directors for reasonable out-of-pocket expenses incurred in connection with fulfilling their roles as directors.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Tiga Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tiga Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by May 27, 2022 and if the Sponsor does not request to extend the period of time to consummate a Business Combination, then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
June 22, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 28, 2021

TIGA ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED – see Note 2 )

ASSETS
Current assets
Cash	$1,144,776
Prepaid expenses	262,499
Total Current Assets	1,407,275

Cash and marketable securities held in Trust Account	278,774,646
TOTAL ASSETS	$280,181,921

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$37,067
Accrued offering costs	26,780
Total Current Liabilities	63,847

FPA liability	6,757,777
Warrant liability	39,232,167
Deferred underwriting fee payable	9,660,000
Total Liabilities	55,713,791

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 27,600,000 shares at $10.10 per share	278,760,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Accumulated deficit	(54,292,560)
Total Shareholders’ Deficit	(54,291,870)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$280,181,921

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – see Note 2)

Formation and operating costs	$124,923
Loss from operations	(124,923)

Other income (expense):
Change in fair value of Warrants	(11,408,319)
Change in fair value of FPA	(3,358,302)
Loss in connection with issuance of Private Placement Warrants	(1,646,600)
Initial fair value of FPA liability	(3,399,475)
Transaction costs attributable to Warrants	(928,450)
Interest earned on marketable securities held in Trust Account	14,646
Other expense, net	(20,726,500)

Net Loss	$(20,851,423)

Weighted average shares outstanding of Class A ordinary shares	21,660,759
Basic and diluted net loss per share, Class A ordinary shares	$(0.79)

Weighted average shares outstanding of Class B ordinary shares	4,870,253
Basic and diluted net loss per share, Class B ordinary shares	$(0.79)

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – see Note 2)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance — July 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,310)	(33,441,137)	(33,465,447)

Net loss	—	—	—	—	—	(20,851,423)	(20,851,423)
Balance — December 31, 2020	—	$—	6,900,000	$690	$—	$(54,292,560)	$(54,291,870)

The accompanying notes are an integral part of these financial statements.

TIGA ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – see Note 2)

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

The Company will have up until May 27, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional Private Placement Warrants, such extended deadline, the “Contractual Redemption Date.” The shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or permitted designees, upon five days advance notice prior to the applicable deadline, must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline, for the 6 month extension (see Note 10).

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.30 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, for an additional six months. If the extension is exercised, the Company will have until November 27, 2022 to complete a Business Combination. In connection with the extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022 (see Note 10).

Tiga Acquisition Corp.
Notes to the Financial Statements

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 22, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on November 27, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on June 22, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC. Refer to Note 3 and Note 8, which have been updated to reflect the restatement contained in this Annual Report.

The following table reflects the impact of the restatement on the Company’s financial statements:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustments	As Restated
Balance sheet, as of November 27, 2020
Class A ordinary shares subject to possible redemption	$234,339,451	$44,420,549)	$278,760,000
Class A ordinary shares	$440	$(440)	$—
Additional paid-in capital	$10,978,972	$(10,978,972)	$—
Accumulated deficit	$(5,980,096)	$(33,441,137)	$(39,421,233)
Total shareholders’ equity (deficit)	$5,000,006	$(44,420,549)	$(39,420,543)
Number of Class A ordinary shares subject to redemption	23,201,926	4,398,074	27,600,000

Balance sheet, as of December 31, 2020
Class A ordinary shares subject to possible redemption	$219,468,122	$59,291,878	$278,760,000
Class A ordinary shares	$587	$(587)	$—
Additional paid-in capital	$25,850,154	$(25,850,154)	$—
Accumulated deficit	$(20,851,423)	$(33,441,137)	$(54,292,560)
Total shareholders’ equity (deficit)	$5,000,008	$(59,291,878)	$(54,291,870)
Number of Class A ordinary shares subject to redemption	21,728,375	5,871,625	27,600,000

Tiga Acquisition Corp.
Notes to the Financial Statements

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustments	As Restated
Statement of operations, period from July 27, 2020 (inception) to December 31, 2020
Weighted average shares outstanding of Class A ordinary shares	27,600,000	(5,939,241)	21,660,759
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.79)	$(0.79)
Weighted average shares outstanding of Class B ordinary shares	6,199,367	(1,329,114)	4,870,253
Basic and diluted net loss per share, Class B ordinary shares	$(3.37)	$2.58	$(0.79)

Statement of cash flows, period from July 27, 2020 (inception) to December 31, 2020
Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$234,339,451	$(234,339,451)	$—
Change in value of ordinary shares subject to possible redemption	$(14,871,329)	$14,871,329	$—

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

Tiga Acquisition Corp.
Notes to the Financial Statements

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A ordinary shares, 27,600,000, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At December 31, 2020, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

December 31, 2020
Gross proceeds	$276,000,000
Private Placement Proceeds	2,760,000
Less:
Proceeds allocated to Public Warrants	$(15,897,248)
Class A ordinary shares issuance costs	$(14,808,199)
Plus:
Accretion of carrying value to redemption value	$30,705,447
Class A ordinary shares subject to possible redemption	$278,760,000

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,080,000 Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Period from July 27, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(17,023,763)	$(3,827,660)
Denominator:
Basic and diluted weighted average shares outstanding	21,660,759	4,870,253
Basic and diluted net loss per share	$(0.79)	$(0.79)

Tiga Acquisition Corp.
Notes to the Financial Statements

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

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 27,600,000 shares of Class A ordinary shares issued and outstanding which are presented as temporary equity.

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

On May 18, 2021 and November 17, 2021, respectively, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain Private Placement Warrants in connection therewith. On May 20, 2021 and November 22, 2021, respectively, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021 and November 23, 2021, respectively, the Company issued and sold to the Sponsor 2,760,000 Private Placement Warrants (the “Extension Private Placement Warrants” and together with the Initial Private Placement Warrants, the “Private Placement Warrants”). With these extensions, the Company will have until May 27, 2022 to consummate a Business Combination.  The total amount of outstanding Private Placement Warrants is 15,800,000 and the total deposits into the Trust Account have been $284,280,000 ($10.30 per public share).

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

December 28, 2021

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

Name	Title	Date
/s/ George Raymond Zage III	Chairman, Director and CEO	December 28, 2021
George Raymond Zage III
/s/ Ashish Gupta	President and Director	December 28, 2021
Ashish Gupta
/s/ Diana Luo	Chief Financial Officer	December 28, 2021
Diana Luo
/s/ David Ryan	Director	December 28, 2021
David Ryan
/s/ Carman Wong	Director	December 28, 2021
Carman Wong
/s/ Ben Falloon	Director	December 28, 2021
Ben Falloon