Form 10-Q/A
period 2021-09-30
Tiga Acquisition Corp.
filed 2021-12-28
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to

FORM 10-Q/A

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

As of December 28, 2021, there were 27,600,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIGA ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Restated)	1

	Unaudited Condensed Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from July 27, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine months Ended September 30, 2021 and for the period from July 27, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Nine months Ended September 30, 2021 and for the period from July 27, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements (Restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

EXPLANATORY NOTE

Tiga Acquisition Corp. (the “Company,” “Tiga,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Original Quarterly Report”).

Background of Restatement

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

Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next subsequent reporting periods. Following such re-evaluation, the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data (i) as unaudited interim financial statements as of and for the three months ended March 31, 2021, and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (collectively, the “Affected Periods”) should be restated through the filing of this Amended Form 10-Q. The Affected Periods have been restated in Note 2 of this Amended Form 10-Q, with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 10, 2021, including the filings for the Affected Periods should no longer be relied upon. On December 23, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report, as well as the Form 8-K for the Post-Initial Public Offering Audited Balance Sheet as of November 27, 2020 filed on December 3, 2020, the Amended Form 10-K for the year ended December 31, 2020, filed on June 22, 2021 the Form 10-Q for the period ended March 31, 2021 filed on June 22, 2021, and the Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

TIGA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$337,775	$1,144,776
Prepaid expenses	173,625	262,499
Total Current Assets	511,400	1,407,275

Investments held in Trust Account	281,592,750	278,774,646
Total Assets	$282,104,150	$280,181,921

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$669,711	$37,067
Accrued offering costs	—	26,780
Total Current Liabilities	669,711	63,847

Forward Purchase Agreement liability	5,467,762	6,757,777
Warrant liability	19,009,781	39,232,167
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	34,807,254	55,713,791

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 shares at approximately $10.20 and $10.10 per share as of September 30, 2021 and December 31, 2020	281,520,000	278,760,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; excluding 27,600,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(34,223,794)	(54,292,560)
Total Shareholders’ Deficit	(34,223,104)	(54,291,870)
Total Liabilities and Shareholders’ Deficit	$282,104,150	$280,181,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021	For the Period from July 27, 2020 (Inception) through September 30, 2020

Operating costs	$666,952	$1,501,739	$5,129
Loss from operations	(666,952)	(1,501,739)	(5,129)

Other income:
Interest earned on investments held in Trust Account	23,028	58,104	—
Change in fair value of warrant liabilities	11,368,775	22,902,838	—
FV of private placement warrant in excess of purchase price	—	79,548	—
Change in fair value of forward purchase agreement liabilities	1,105,906	1,290,015	—
Total other income, net	12,497,709	24,330,505	—

Net income (loss)	$11,830,757	$22,828,766	$(5,129)

Weighted average shares outstanding of Class A ordinary shares	27,600,000	27,600,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.34	$0.66	$—
Weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000	6,900,000
Basic and diluted net income per share, Class B ordinary	$0.34	$0.66	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited) (Revised)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021, as restated (see Note 2)	6,900,000	$690	$—	$(54,292,560)	$(54,291,870)

Net income	—	—	—	5,572,126	5,572,126
Balance – March 31, 2021, as restated (see Note 2)	6,900,000	690	—	(48,720,434)	(48,719,744)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,760,000)	(2,760,000)

Net income	—	—	—	5,425,883	5,425,883
Balance – June 30, 2021, as restated (see Note 2)	6,900,000	690	—	(46,054,551)	(46,053,861)

Net income	—	—	—	11,830,757	11,830,757
Balance – September 30, 2021	6,900,000	$690	$—	$(34,223,794)	$(34,223,104)

FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 27, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsors	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	(5,129)	(5,129)
Balance – September 30, 2020	6,900,000	$690	$24,310	$(5,129)	$19,871

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022. On November 17, 2021 the Board of Directors voted to extend the Company for six months through May 27, 2022.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per Class A ordinary share, as of December 31, 2020, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

There has been no change in the Company’s total assets, liabilities or operating results.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$225,040,249	$53,719,751	$278,760,000
Class A ordinary shares	$532	$(532)	$—
Additional paid-in capital	$20,278,082	$(20,278,082)	$—
Accumulated deficit	$(15,279,297)	$(33,441,137)	$(48,720,434)
Total shareholders’ equity (deficit)	$5,000,007	$(53,713,751)	$(48,719,744)
Number of shares subject to redemption	22,277,508	5,322,492	27,600,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$230,466,131	$51,053,869	$281,520,000
Class A ordinary shares	$501	$(501)	$—
Additional paid-in capital	$14,852,231	$(14,852,231)	$—
Accumulated deficit	$(9,853,414)	$(36,201,137)	$(46,054,551)
Total shareholders’ equity (deficit)	$5,000,008	$(51,053,869)	$(46,053,861)
Number of shares subject to redemption	22,590,729	5,009,271	27,600,000

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) as of March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	$(5,572,127)	$5,572,127	$—

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) as of June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	$(5,425,882)	$5,425,882	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(2,760,000)	$(2,760,000)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$5,572,127	$(5,572,127)	$—

Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$10,998,009	$(10,998,009)	$—

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	27,600,000	—	27,600,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.16	$0.16
Weighted average shares outstanding, Class B ordinary shares	6,900,000	—	6,900,000
Basic and diluted net loss per share, Class B ordinary shares	$0.80	$(0.64)	$0.16

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	27,600,000	—	27,600,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.16	$0.16
Weighted average shares outstanding, Class B ordinary shares	6,900,000	—	6,900,000
Basic and diluted net loss per share, Class B ordinary shares	$0.79	$(0.63)	$0.16

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	27,600,000	—	27,600,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.32	$0.32
Weighted average shares outstanding, Class B ordinary shares	6,900,000	—	6,900,000
Basic and diluted net loss per share, Class B ordinary shares	$1.59	$(1.27)	$0.32

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A No. 2 for the period ended December 31, 2020 as filed with the SEC on December 28, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or any future periods.

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

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,280,000 Initial Private Placement Warrants at a price of $1.00 per Initial Private Placement Warrant, for an aggregate purchase price of $10,280,000. Each Initial Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Initial Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. On May 18, 2021 and November 17, 2021, respectively, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021 and November 22, 2021, respectively, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021 and November 23, 2021, respectively, the Company issued and sold to the Sponsor 2,760,000 private placement warrants (the “Extension Private Placement Warrants” and together with the Initial Private Placement Warrants, the “Private Placement Warrants”). Thereafter, the total amount of outstanding Private Placement Warrants is 15,800,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sales of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

On November 17, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain Private Placement Warrants in connection therewith. On November 22, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on November 23, 2021, the Company issued and sold to the Sponsor 2,760,000 Private Placement Warrants (the “Extension Private Placement Warrants” and together with the Initial Private Placement Warrants, the “Private Placement Warrants”). With these extensions, the Company will have until May 27, 2022 to consummate a Business Combination.  The total amount of outstanding Private Placement Warrants is 15,800,000 and the total deposits into the Trust Account have been $284,280,000 ($10.30 per public share).

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.30 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination one time, by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022. On November 17, 2021 the Board of Directors voted to extend the Company for an additional six months through May 27, 2022.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the Initial Private Placement, a total of $278,760,000 was placed in the Trust Account. We incurred $15,736,649 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $556,649 of other offering costs. On May 18, 2021 and November 17, 2021, respectively, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021 and November 22, 2021, respectively, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021 and November 23, 2021, respectively, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants. The total amount of outstanding Private Placement Warrants is 15,800,000 and the total deposits into the Trust Account have been $284,280,000 ($10.30 per public share).

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our amended Annual Report on Form 10-K/A No. 2 for the period ended December 31, 2020 as filed with the SEC on December 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our amended Annual Report on Form 10-K/A No. 2 for the period ended December 31, 2020 as filed with the SEC on December 28, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated a private placement of 10,280,000 Initial Private Placement Warrants to our Sponsor at a price of $1.00 per Initial Private Placement Warrant, generating total proceeds of $10,280,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On May 18, 2021 and November 17, 2021, respectively, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021 and November 22, 2021, respectively, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021 and November 23, 2021, respectively, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants. The total amount of outstanding Private Placement Warrants is 15,800,000 as of the date of this filing.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the sale of the Private Placement Warrants, $284,280,000 was placed in the Trust Account.

We paid a total of $5,520,000 in underwriting discounts and commissions and $556,649 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,660,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

In September 2021, an entity, Willow Holdco Pte. Ltd., to which Diana Luo, CFO, G. Raymond Zage III, CEO and Chairman, and Ashish Gupta, President, are directors, consummated the purchase of The Executive Centre group of companies.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

TIGA ACQUISITION CORP.

Date: December 28, 2021		/s/ George Raymond Zage III
	Name:	George Raymond Zage III
	Title:	Chief Executive Office and Chairman
(Principal Executive Officer)

Date: December 28, 2021		/s/ Diana Luo
	Name:	Diana Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)