Form 10-K
period 2021-12-31
Tiga Acquisition Corp.
filed 2022-03-22
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ________

COMMISSION FILE NUMBER 001-39714

TIGA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Ocean Financial Centre Level 40, 10 Collyer Quay, Singapore	049315
Singapore

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  +65 6808 6288
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one- half of one redeemable warrant	TINV U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TINV	New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TINV WS	New York Stock Exchange

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $276,828,000 based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A ordinary shares as of that date.

As of March 21, 2022, the Registrant had 27,600,000 of its Class A ordinary shares, $0.0001 par value per share, and 6,900,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently established company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

•	Past performance by our management team and their affiliates may not be indicative of our future performance of an investment in us.

•
Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
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

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we complete our initial business combination by May 27, 2022, or prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•	Our Sponsor has the right to extend the term we have to consummate our initial business combination up to the Contractual Redemption Date, without providing our stockholders with redemption rights.

•
Our Sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.

•
The recent coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

•
We may not be able to complete our initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may be less than $10.30 per share in certain circumstances and our warrants will expire worthless.

•
If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors, the forward purchaser and their respective affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If the net proceeds of the Public Offering and the Private Placements not being held in the Trust Account are insufficient to allow us to operate at least until May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

•	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share.

•
The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

•	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

•
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•
Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

•
We have identified a material weakness in our internal control over financial reporting. If we fail to effectively remediate this material weakness, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

PART I

References in this report to “we,” “us” or the “Company” refer to Tiga Acquisition Corp.  References to our “management” or our “management team” refer to our officers and directors, and references to “the Sponsor” or “our Sponsor” refer to Tiga Sponsor LLC, a Cayman limited liability company.  References to our “initial shareholders” refer to the holders of our Class B ordinary shares (the “Founder Shares”).

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

Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 10,280,000 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, to the Sponsor at the time of the Public Offering at a price of $1.00 per warrant, generating gross proceeds, before expenses, of approximately $10,280,000 (the “Initial Private Placement”).  The warrants sold in the Initial Private Placement, or the initial Private Placement Warrants, are identical to the warrants included in the units sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the Company completes its initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they will be entitled to registration rights. Upon the closing of the Public Offering and the Initial Private Placement, $278,760,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

On May 18, 2021, we announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 private placement warrants (the “First Extension Private Placement Warrants”).

On November 17, 2021, we announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On November 22, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on November 23, 2021, the Company issued and sold to the Sponsor 2,760,000 Private Placement Warrants (the “Second Extension Private Placement Warrants” and together with the Initial Private Placement Warrants and First Extension Private Placement Warrants, the “Private Placement Warrants”). With these extensions, the Company will have until May 27, 2022 to consummate a Business Combination. The total amount of outstanding Private Placement Warrants is 15,800,000 and the total deposits into the Trust Account have been $284,280,000 ($10.30 per public share).

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2022, unless extended at our Sponsor’s option, or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (c) the redemption of all of our public shares if we have not completed our business combination by May 27, 2022, unless extended at our Sponsor’s option by an additional 6 months, (until November 27, 2022 to complete a business combination) (such extended deadline, the “Contractual Redemption Date”) or prior to the expiration of any extended time that we have to consummate a business combination beyond November 27, 2022 as a result of a shareholder vote to amend our memorandum and articles of association (the “Extension Period”), subject to the Sponsor purchasing additional private placement warrants, subject to applicable law.  The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $9,660,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $556,649 in expenses relating to the Public Offering, $1,843,237 of the net proceeds of the Public Offering and Initial Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes.  The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest.

On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor, as part of the Working Capital Loans. On January 25, 2022, the Sponsor had advanced the sum of $750,000 to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of our initial business combination, unless accelerated upon the occurrence of an event of default.

As of December 31, 2021, there was $284.4 million in investments and cash held in the Trust Account and $17,499 of cash held outside the Trust Account available for working capital purposes.  As of February 28, 2022, there was $284.4 million in investments and cash held in the Trust Account and $303,674 of cash held outside the Trust Account available for working capital purposes.

On March 16, 2022, the Company moved its headquarters and operations to Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore 049315 and changed its telephone number to +65 6808 6288.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until May 27, 2022 to complete our initial business combination unless extended at the option of our Sponsor.  If we have not completed an initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, we will:  (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination within the allotted time frame.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K.  The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.  In addition, the Company will provide copies of these documents without charge upon request from us in writing at Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore 049315, or by telephone at +65 6808 6288.

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

In its report on our financial statements for the period ending December 31, 2021, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.  A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by May 27, 2022 if we do not complete a Business Combination and the Sponsor does not request to extend the period of time to consummate a Business Combination.

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

We have entered into an amended and restated forward purchase agreement pursuant to which the forward purchaser has agreed to purchase, an aggregate of 5,000,000 Class A ordinary shares plus 2,500,000 redeemable warrants for a purchase price of $10.00 per Class A ordinary share, or $50,000,000 in the aggregate, in one or multiple private placements to close prior to or concurrently with our initial business combination.  Pursuant to the forward purchase agreement, the forward purchaser was also granted an option to subscribe, in the forward purchaser’s sole discretion, for an additional 5,000,000 Class A ordinary shares plus an additional 2,500,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an additional purchase price of $50,000,000, or $10.00 per Class A ordinary share, in one or multiple private placements to close prior to or concurrently with the closing of our initial business combination. The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital.  The terms of the forward purchase agreement permit our Sponsor to transfer the rights to purchase the forward purchase securities to third parties.  However, our Sponsor’s obligation to purchase the forward purchase securities may not be transferred to any other parties, and our Sponsor remains obligated to purchase the forward purchase securities in the event such third party transferee fails to purchase the forward purchase securities or to purchase any remaining forward purchase securities not purchased by such a third party transferee.  The obligations under the forward purchase agreement do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination.  However, if the sale of the forward purchase securities does not close for any reason, including by reason of the failure by the forward purchaser to fund the purchase price for their forward purchase securities, for example, we may lack sufficient funds to consummate our initial business combination.  Additionally, the obligation of the forward purchaser to purchase the forward purchase securities is subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the Company and our Sponsor, or, automatically:  (i) if our initial business combination is not consummated by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or prior to the Extension Period; or (iv) if our Sponsor or the Company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our Sponsor or the Company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment.  The obligation of the forward purchaser to purchase the forward purchase securities immediately prior to the closing of our initial business combination is subject to fulfillment of customary closing conditions, including the following:  (i) our initial business combination must be consummated following the purchase of forward purchase securities; and (ii) the Company must have delivered to the forward purchaser a certificate evidencing the Company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase securities.  In the event of any failure to fund by the forward purchaser, any obligation is so terminated or any such condition is not satisfied and not waived by the forward purchaser, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all.  Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.  While our Sponsor has represented to us that it has sufficient funds to satisfy its obligations under the forward purchase agreement, we have not obligated the Sponsor to reserve funds for such obligations.

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

The requirement that we complete our initial business combination by May 27, 2022, or prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 27, 2022, or prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period.  Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business.  This risk will increase as we get closer to the timeframe described above.  In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our Sponsor has the right to extend the term we have to consummate our initial business combination up to the Contractual Redemption Date, without providing our stockholders with redemption rights.

We will have until May 27, 2022 to consummate our initial business combination.  However, if we anticipate that we may not be able to consummate our initial business combination by May 27, 2022, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination by an additional 6 months (until the Contractual Redemption Date to complete a business combination), subject to the Sponsor purchasing additional private placement warrants and depositing the proceeds into the trust account as set out below.  Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension.  In order to extend the period of time to consummate a business combination, our Sponsor or its affiliates or permitted designees, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,760,000 private placement warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds into the trust account on or prior to the date of the applicable deadline, for this 6-month extension.

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

We may not be able to complete our initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, which may be less than $10.30 per share in certain circumstances and our warrants will expire worthless.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.  If we have not completed our initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.  In such case, our public shareholders may only receive $10.30 per share, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.30 per share on the redemption of their shares.  See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of:  (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed an initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, subject to applicable law and as further described herein.  Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period with respect to such Class A ordinary shares so redeemed.  Our Sponsor and its affiliates or designees are not obligated to purchase additional private placement warrants in order to extend the available time period to complete an initial business combination.  In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account.  Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.  Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Since the net proceeds of the Public Offering and the Private Placements are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws.  However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.  Accordingly, investors will not be afforded the benefits or protections of those rules.  Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419.  Moreover, if the Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including Tiga Acquisition Corp. II (“TAC2”) and Tiga Acquisition Corp. III (“TAC3”)) and other entities, domestic and international, competing for the types of businesses we intend to acquire.  Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.  Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the Private Placements, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.  Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer.  Target companies will be aware that this may reduce the resources available to us for our initial business combination.  Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.  If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.30 per share upon our liquidation.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

If the net proceeds of the Public Offering and the Private Placements not being held in the Trust Account are insufficient to allow us to operate at least until May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $1,843,237 was made available to us initially outside the Trust Account to fund our working capital requirements.  In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until May 27, 2022, until the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period; however, we cannot assure you that our estimate is accurate.  Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.  We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.  If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.  If we do not complete our initial business combination, our public shareholders may receive only approximately $10.30 per share on the liquidation of our trust account and our warrants will expire worthless.  In certain circumstances, our public shareholders may receive less than $10.30 per share upon our liquidation.  See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.30 per share” and other risk factors below.

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

We do not believe that our principal activities subject us to the Investment Company Act.  To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2 (a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.  Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets.  By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.  The trust account is intended as a holding place for funds pending the earliest to occur of:  (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, or (ii) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares; and (c) absent our completing an initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.  If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.  If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.  If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we are unable to consummate our initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, our public shareholders who invested in our initial public offering may be forced to wait beyond such period before redemption from our Trust Account.

If we are unable to consummate our initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein.  Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up.  If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time (the “Companies Act”).  In that case, investors in our initial public offering may be forced to wait until beyond such period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account.  We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares.  Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

We will not hold our first annual general meeting until after our first fiscal year.  There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors.  Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management.  Our board of directors is elected as a single class with concurrent terms of three years.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial holder of our units, Class A ordinary shares or warrants who or that is, for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”)) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under the applicable Treasury Regulations promulgated under the Code to be treated as a U.S. person (“U.S. Holder”),  the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Although we believe we have been a PFIC for our taxable years ending on December 31, 2020 and December 31, 2021 our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year.  We will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information.  Moreover, such election would be unavailable with respect to our warrants in all cases.  We urge United States investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction.  The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity.  We do not intend to make any cash distributions to shareholders to pay such taxes.  Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

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

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours (including but not limited to TAC2 and TAC3, which have been formed and are being actively engaged in by our officers) or may pursue other business or investment ventures during the period in which we are seeking an initial business combination.  Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.  However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders.  Our directors also serve as officers and board members for other entities.  Such entities, including TAC2 and TAC3, may compete with us for business combination opportunities.  Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.  Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors.  Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 25, 2020, the Sponsor received 5,750,000 Founder Shares in exchange for a capital contribution of $25,000, or $0.004 per share.  On November 23, 2020, we effected a 1,150,000 share dividend, resulting in our initial shareholders holding an aggregate of 6,900,000 Founder Shares.  On November 23, 2020, the Sponsor transferred 20,000 Founder Shares to each of David Ryan, Carman Wong and Ben Falloon for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 6,840,000 Founder Shares.  In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the Public Offering, on November 27, 2020, no Founder Shares were surrendered.  Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible.  The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.  The Founder Shares will be worthless if we do not complete an initial business combination.  In addition, our Sponsor has purchased an aggregate of 15,800,000 private placement warrants for an aggregate purchase price of $15,800,000, or $1.00 per warrant.  The private placement warrants will also be worthless if we do not complete our initial business combination.  The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.  This risk may become more acute as May 27, 2022, the Contractual Redemption Date, if extended at our Sponsor’s option or the end of the Extension Period nears, which is the deadline for our completion of an initial business combination.

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

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

Although we believe that the net proceeds of the Public Offering, the Private Placements and forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction.  If the net proceeds of the Public Offering, the Private Placements and forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination.  We cannot assure you that such financing will be available on acceptable terms, if at all.  The COVID-19 pandemic and recent economic environment has made it difficult for companies to obtain acquisition financing.  To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.  If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.  In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business.  The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.  None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may only be able to complete one business combination with the proceeds of the Public Offering, the Private Placements and the forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering, the Private Placements, and forward purchase securities will provide us with $320,100,000 that we may use to complete our business combination (after deducting payment of offering expenses of approximately $1,000,000 and underwriting commissions of $15,180,000, but not deducting any of the proceeds not held in trust which may be used to pay working capital expenses).

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements.  For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities.  Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or the forward purchase warrants or any provision of the warrant agreement with respect to the private placement warrants or forward purchase warrants, 65% of the then outstanding private placement warrants or forward purchase warrants.  In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period.  We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders.  In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders attending and voting at a general meeting.  Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placements into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares.  Our initial shareholders, who collectively beneficially own, on an as converted basis, approximately 20% of our issued and outstanding ordinary shares following the Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose.  As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.  Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers and directors, and the forward purchaser have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 27, 2022,or prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable) divided by the number of then outstanding public shares.  Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements.  As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands.  We will also be subject to the federal securities laws of the United States.  The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands.  The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.  The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States.  In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law.  In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature.  In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met.  For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy).  A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

On December 21, 2021, we identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99- 3A to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5,0000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

ITEM IB.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We maintain executive offices at Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore 049315, pursuant to an agreement with our Sponsor.  The cost for this space is included in the aggregate $10,000 per-month fee we pay to our Sponsor for office space and administrative services.  We believe, based on rents and fees for similar services, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated entity.  We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on the NYSE under the symbols “TINV.U,” “TINV” and “TINV WS”, respectively.

Holders

As of February 28 , 2022, there was one holder of record of our units, two holders of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Net proceeds of $278,760,000 from the Public Offering and the sale of the Initial Private Placement Warrants, including deferred underwriting discounts of $9,660,000, are held in the Trust Account as of December 31, 2020.  We paid $5,520,000 in underwriting discounts and incurred offering costs of approximately $556,649 related to the Public Offering.  In addition, the Underwriters agreed to defer $9,660,000 in underwriting discounts, which amount will be payable when and if a business combination is consummated.  No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated November 23, 2020 which was filed with the SEC.

Net proceeds of $2,760,000 from the sale of the First Extension Private Placement Warrants and net proceeds of $2,7600,000 from the sale of the Second Extension Private Placement Warrants are held in the Trust Account as of December 31, 2021. As of February 28, 2022, $303,674 of cash was held outside of the Trust Account and was available for working capital purposes.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on July 27, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Public Offering, and the sale of the Private Placements Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the Public Offering, described below, and, after our Public Offering, identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net income of $23,194,905, which consisted of a gain from change in fair value of warrant liabilities (Public Warrants and Private Placement Warrants) of $23,121,405, a gain from change in fair value of forward purchase agreement (“FPA”) liabilities of $1,749,732, and interest earned on marketable securities held in the Trust Account of $85,130, offset by operating costs of $1,761,362.

For the period from July 27, 2020 (inception) through December 31, 2020, we had net loss of $20,851,423 which consisted of operating cost of $124,923, change in fair value of warrant liabilities of $11,408,319, change in fair value of FPA liabilities of $3,358,302, fair value of Private Placement Warrants in excess of purchase price of $1,646,600, initial classification of FPA liabilities of $3,399,475 and transaction costs incurred in connection with the IPO of $928,450, offset by interest earned on investments held in the Trust Account of $14,646.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” In connection with each extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $17,499. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

Following the Public Offering, the full exercise of the over-allotment option, and the Initial Private Placement, a total of $278,760,000 was placed in the Trust Account. We incurred $15,736,649 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $556,649 of other offering costs. On May 18, 2021 and November 17, 2021, respectively, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021 and November 22, 2021, respectively, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021 and November 23, 2021, respectively, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants. The total amount of outstanding Private Placement Warrants is 15,800,000 and the total deposits into the Trust Account have been $284,280,000 ($10.30 per public share).

On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor, as part of the Working Capital Loans. On January 25, 2022, the Sponsor had advanced the sum of $750,000 to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of our initial business combination, unless accelerated upon the occurrence of an event of default.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. The net income or loss is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.  Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.  These exemptions will apply for a period of five years following the completion of Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position
G. Raymond Zage, III	52	Chairman and CEO
Ashish Gupta	45	Director and President
David Ryan	52	Independent Director
Carman Wong	49	Independent Director
Ben Falloon	51	Independent Director
Diana Luo	43	Chief Financial Officer
Peter Chambers	66	Chief Operating Officer

G. Raymond Zage, III is a founder and has served as a director, CEO and Chairman of the Company since July 2020 and as the CEO of Tiga Investments Pte. Ltd. since November 2017. Mr. Zage is also the Chairman and CEO of Tiga Acquisition Corp II since January 2021 and Tiga Acquisition Corp. III since February 2021. In April 2021, he also joined the board of directors of EDBI Pte Ltd, which is the fund management company for EDB Investment Pte Ltd., the independent equity investment arm of Singapore’s Economic Development Board. Prior to August 2018, Mr. Zage was managing director and CEO of Farallon Capital Asia Pte Ltd, which invests capital on behalf of Farallon Capital Management LLC, where he was a partner. Mr. Zage joined Farallon Capital Management LLC in March 2000 and in 2002 set up and ran Farallon Capital Asia Pte Ltd (also previously known as Noonday Asset Management Asia Pte Ltd). Prior to joining Farallon, Mr. Zage was a vice president at Goldman Sachs (Singapore) Pte Ltd in the Investment Banking Division having also worked for Goldman Sachs in New York and Los Angeles. Mr. Zage continues to serve as a part-time senior advisor at Farallon and he is also a member of the Board of Directors of Toshiba Corporation and Whitehaven Coal Limited as well as a member of the Board of Commissioners of PT Lippo Karawaci Tbk. Mr. Zage received his bachelor of science degree in finance and accounting from the University of Illinois, Urbana-Champaign in 1992. Mr. Zage’s qualifications to serve on our board include nearly three decades of investment experience in public and private debt, public and private equity and real estate across a wide variety of industries and geographies, and his strategic vision and experience as a board member of public and private companies in a wide variety of industries. Mr. Zage provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Ashish Gupta is a founder and has served as a director and President of the Company since July 2020 and as Managing Director of Tiga Investments Pte. Ltd. since August 2019. Mr. Gupta is also the President of Tiga Acquisition Corp II since January 2021 and Tiga Acquisition Corp. III since February 2021. He is a member of the Board of Commissioners of PT Bukit Makmur Mandiri Utama. Prior to July 2019, Mr. Gupta was partner and portfolio manager at Farallon Capital Asia Pte Ltd, where he joined in February 2007. Prior to joining Farallon, Mr. Gupta worked as an investment banker at Goldman Sachs & Co., Kotak Investment Banking and ICICI Securities. Mr. Gupta also serves on the boards of a number of private companies. Mr. Gupta received his bachelor of commerce degree from Shri Ram College of Commerce, Delhi, India in 1996 and his MBA from the Indian Institute of Management, Ahmedabad in 2002. Mr. Gupta’s qualifications to serve on our board include his extensive experience with sourcing, evaluating and monitoring investments, his wide range of deal experience and track record of managing investments throughout their entire life cycle. Mr. Gupta provides high-value added services to our board of directors and has sufficient time to focus on the Company.

David Ryan serves as a director of the Company. Mr. Ryan spent 22 years working at Goldman Sachs across a variety of roles, both in the United States and in Asia. Mr. Ryan ultimately served as president of Goldman Sachs Asia (ex Japan) from 2010 to 2013, chairing Goldman Sachs’ Asia management committee and sitting on the firm’s management committee. Although Mr. Ryan has retired from Goldman Sachs and no longer holds any management or employment position at Goldman Sachs, as a retired member of the management committee, he retains the title of senior director of Goldman Sachs. Mr. Ryan is also a corporate advisor to Temasek Holdings with respect to certain of its investments. Mr. Ryan is a non-executive director of ADT Security Services, an independent director of Affiliated Managers Group, Inc., a member of the board and investment committee of Mapletree Investments and Chairman of Mapletree Oakwood Holdings. Mr. Ryan also serves as a member of the board of the Jackson Institute for Global Affairs at Yale University and as an independent director for World Lacrosse. Mr. Ryan received his bachelor of arts degree in economics and political science from Yale University in 1992. Mr. Ryan’s qualifications to serve on our board include his extensive capital markets and mergers and acquisitions experience in both the United States and Asia, including both transaction execution and management oversight. Mr. Ryan provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Carman Wong serves as a director of the Company. Ms. Wong also serves as a director of Tiga Acquisition Corp II since January 2021 and Tiga Acquisition Corp. III since February 2021. Ms. Wong has over 25 years of experience in investment banking and private equity, in both the United States and in Asia, ranging from managing high level corporate operations to leading transaction execution. Ms. Wong is currently a partner in Wellesley Partners, an executive search firm, and is also its chief operating officer.  Ms. Wong was a managing director and chief operating officer of Nomura’s Asia ex Japan investment banking division. She was a member of the global investment bank’s international operating committee and Asia ex Japan investment bank’s management committee. Ms. Wong received her bachelor of science degree in economics from the Wharton School at the University of Pennsylvania in 1994. Ms. Wong’s qualifications to serve on our board include her track record of building, expanding, integrating and managing businesses with top management, clients, partners and vendors. Ms. Wong provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Ben Falloon serves as a director of the Company. Mr. Falloon has more than 20 years of experience in financial services in Asia on both the sell side and buy side in roles spanning day-to-day operations, management, trading, investment, compliance and business strategy. In particular, his regulatory oversight responsibilities have involved direct accountability to multiple prudential regulators across Asia and worldwide. Currently, Mr. Falloon is the Chief Revenue Officer of Trumid, a financial technology company. Previously, Mr. Falloon was a managing director of Sun Hung Kai and Co, in its principal investment group. Prior to joining Sun Hung Kai and Co, Mr. Falloon spent almost 20 years at global investment banks in Hong Kong, ultimately at Morgan Stanley as a managing director and head of fixed income for Asia Pacific, across trading, sales and structuring. Mr. Falloon received his bachelor of commerce degree in marketing and a post graduate diploma in commerce, each from the University of Otago, New Zealand in 1992 and 1993 and has completed non-executive director training provided by the Financial Times. Mr. Falloon’s qualifications to serve on our board include his extensive experience in Asian capital markets transactions and strong relationships across the Asia Pacific region. Mr. Falloon provides high-value added services to our board of directors and has sufficient time to focus on the Company.

Diana Luo has served as our Chief Financial Officer since July 2020. Ms. Luo also serves as the Chief Financial Officer of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III since February 2021. Prior to her appointment as our Chief Financial Officer, Ms. Luo served as finance and accounting manager at Farallon Capital Asia Pte Ltd from May 2011 to March 2020. Ms. Luo received her bachelor of science degree from Cornell University, Ithaca, New York in 1999 and her MBA from Chicago Booth School of Business, Chicago, Illinois in 2010. Ms. Luo’s qualifications to serve as our Chief Financial Officer include her extensive experience in institutional and asset level financial, accounting, and compliance through various industries and asset types.

Peter Chambers has served as our Chief Operating Officer since July 2020. Mr. Chambers also serves as the Chief Operating Officer of Tiga Acquisition Corp. II since January 2021 and of Tiga Acquisition Corp. III since February 2021. Mr. Chambers currently serves on a number of boards and has been instrumental in leading operational improvement projects in both his board and management roles at large corporations. Mr. Chambers is currently on the boards of Siloam Hospitals, a major independent hospital group in Indonesia, PT Kredit Pintar, an Indonesian company in the FinTech space, Indo Mines Limited, an Indonesia-based iron and sand mining company, PT Bukit Makmur Mandiri Utama, a mining services company, and PT SRLabs, the Indonesia branch of the hacking research collective and consulting thinktank. Mr. Chambers also serves as a strategic advisor to PT Lippo Karawaci Tbk, one of Indonesia’s largest property groups. For many years Mr. Chambers served at PT XL Axiata Tbk, including as their Vice President Director and CFO where he was part of the team that established the business, transforming it into what is today one of Indonesia’s largest mobile communications companies with a market capitalization of approximately $1.8 billion. In 2004, Mr. Chambers joined XL Axiata’s major shareholder as a Managing Director, where one of his roles was part of the leadership team that led the operational improvement program at Semen Gresik, Indonesia’s largest cement company. At XL Axiata Mr. Chambers served as Chairman of the Audit Committee and from 2008 to 2020 served as a Commissioner. From 2014 to 2019, Mr. Chambers served at the XL Axiata shareholder level where he was a Director of the Axiata Group Berhad digital services company and served on their Risk Committee. From 2006 to 2018, Mr. Chambers served as the Chairman of their Cyber Security Committee. Mr. Chambers received a bachelor of business degree in finance and accounting from RMIT University, Melbourne, Australia, in 1986.

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

Code of Ethics and Committee Charters

We have adopted a Code of Ethics that applies to our directors, officers and employees.  We have filed copies of our Code of Ethics and our audit committee, nominating and corporate governance committee and compensation committee charters as exhibits to the Registration Statement in connection with the Public Offering.  You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov.  In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore 049315 or by telephone at +65 6808 6288.  We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Certain of our officers and directors have fiduciary and contractual duties to affiliates of our Sponsor and to certain companies in which the foregoing have invested or will invest. These entities, including TAC2 and TAC3, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of our officers and directors who are also officers of our Sponsor and/or employees of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Individual	Entity	Entity’s Business	Affiliation
G. Raymond Zage, III	Tiga Investments Pte. Ltd(1)	Holding Company	CEO
	Tiga Acquisition Corp. II	Blank Check Company	CEO
	Tiga Acquisition Corp. III	Blank Check Company	CEO
	Tiga Sponsor II LLC	Holding Company	Manager
	Tiga Sponsor III LLC	Holding Company	Manager
	Tiga Sponsor IV LLC	Holding Company	Manager
	Tiga Sponsor V LLC	Holding Company	Manager
	PT Lippo Karawaci Tbk	Real Property	Commissioner
	Whitehaven Coal Limited	Resources	Director
	Toshiba Corporation	Electronics	Director
	Deposco, Inc.	Software	Director
	Cosmose Limited	Technology	Director
	DBag Shopping Limited	Services	Director
	Farallon Capital Asia Pte Ltd	Investment	Senior Advisor
	EDBI Pte. Ltd.	Fund Management	Director
	Willow Holdco Pte. Ltd	Real Estate	Director
	Hart Davis Hart	Auction House	Director
Ashish Gupta	Lawl Pte. Ltd.	Investment	Director
	Tiga Acquisition Corp. II	Blank Check Company	President
	Tiga Acquisition Corp. III	Blank Check Company	President
	Tiga Sponsor II LLC	Holding Company	Manager
	Tiga Sponsor III LLC	Holding Company	Manager
	Tiga Sponsor IV LLC	Holding Company	Manager
	Tiga Sponsor V LLC	Holding Company	Manager
	Agincourt Resources (S) Ltd.	Resources	Director
	Farallon Capital Asia Pte Ltd	Investment	Advisor
	PT Bukit Makmur Mandiri Utama	Mining Services	Commissioner
	Willow Holdco Pte. Ltd	Real Estate	Director

Carman Wong	Tiga Acquisition Corp. II	Blank Check Company	Director
	Tiga Acquisition Corp. III	Blank Check Company	Director
Diana Luo	Tiga Acquisition Corp. II	Blank Check Company	CFO
	Tiga Acquisition Corp. III	Blank Check Company	CFO
	Willow Holdco Pte. Ltd	Real Estate	Director
Peter Chambers	PT Kredit Pintar	FinTech	Director
	PT Siloam Hospitals Tbk	Healthcare	Commissioners
	PT Lippo Karawaci Tbk	Real Estate	Advisor / Member of the Audit Committee
	Farallon Capital Asia Pte Ltd	Investment	Advisor
	PT BBIP	Mining Services	Director
	Indo Mining Limited	Mining	Director
	PT Bukit Makmur Mandiri Utama	Mining Services	Commissioner
	PT SRLabs	Technology	Director
	Tiga Acquisition Corp. II	Blank Check Company	COO
	Tiga Acquisition Corp. III	Blank Check Company	COO

(1)	Includes all portfolio companies of Tiga Investments Pte. Ltd. Mr. Zage and Mr. Gupta also serve as directors of holding companies under Tiga Investments Pte. Ltd.

Potential investors should also be aware of the following other potential conflicts of interest:

•
TAC2, a special purpose acquisition company focusing on the technology, internet, consumer, infrastructure, materials and financial services industries that intends to complete its initial public offering in the second or third quarter of 2022 and may pursue initial business combination targets in such industries until two years from the closing of its initial public offering (absent an extension in accordance with its memorandum and articles of association).

•
In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including TAC2 and TAC3. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

•	As of the date of this report, our initial shareholders held an aggregate of 6,900,000 founder shares and 15,800,000 private placement warrants.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 28, 2022, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

The following table is based on 34,500,000 ordinary shares outstanding at February 28, 2022, of which 27,600,000 were Class A shares and 6,900,000 were Class B shares.  Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Tiga Sponsor LLC(2)(3)	6,840,000	19.8%
G. Raymond Zage, III(2)(3)	6,840,000	19.8%
Ashish Gupta (2)(3)	6,840,000	19.8%
David Ryan	20,000	*
Carman Wong	20,000	*
Ben Falloon	20,000	*
Diana Luo	-	-
Peter Chambers	-	-
Public Sector Pension Investment Board (4)	1,500,000	4.3%
Beryl Capital Management LLC(5)	1,843,521	5.3%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our shareholders listed is c/o Tiga Acquisition Corp., Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore 049315.
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

(4)
According to a Schedule 13G filed on February 12, 2021, on behalf of Public Sector Pension Investment Board.  The business address for this shareholder is 1250 Rene-Levesque West, Suite 1400, Montreal, Quebec, H3B 5E9, Canada.

(5)
According to a Schedule 13G filed on February 11, 2022, on behalf of Beryl Capital Management LLC.  The business address for this shareholder is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

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
•
our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, forward purchase shares and public shares, held by them, as applicable, in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their Founder Shares, forward purchase shares and public shares, held by them, as applicable in connection with a shareholder vote to approve an amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by May 27, 2022, prior to the Contractual Redemption Date if extended at our Sponsor’s option or during the Extension Period or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to their Founder Shares, and forward purchase shares, as applicable, if we do not complete our initial business combination by May 27, 2022, or prior to the Contractual Redemption Date if extended at our Sponsor’s option (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we do not complete our initial business combination within the prescribed time frame) or during the Extension Period; and

•
the Founder Shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Private Placement Warrants

The Sponsor purchased an aggregate of 10,280,000 private placement warrants at a price of $1.00 per warrant ($10,280,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering.
 On May 18, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 private placement warrants (the “First Extension Private Placement Warrants”).

On November 17, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On November 22, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on November 23, 2021, the Company issued and sold to the Sponsor 2,760,000 Private Placement Warrants (the “Second Extension Private Placement Warrants” and together with the Initial Private Placement Warrants and First Extension Private Placement Warrants, the “Private Placement Warrants”). With these extensions, the Company will have until May 27, 2022 to consummate a Business Combination. The total amount of outstanding Private Placement Warrants is 15,800,000 and the total deposits into the Trust Account have been $284,280,000 ($10.30 per public share).

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

On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor as part of the Working Capital Loans. On January 25, 2022, the Sponsor had advanced the sum of $750,000 to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of our initial business combination, unless accelerated upon the occurrence of an event of default.

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

Audit Fees. For the year ended December 31, 2021 and 2020, fees for our independent registered public accounting firm were approximately $83,520 and $80,340, respectively, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended through December 31, 2021 and 2020, our independent registered public accounting firm did not render any audit-related fees.

Tax Fees. For the year ended December 31, 2021 and 2020, fees for our independent registered public accounting firm were approximately $6,605 and $0, respectively, for the services Withum performed in connection with us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended through December 31, 2021 and 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tiga Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (Inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (Inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on May 27, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 22, 2022

PCAOB ID Number 100

TIGA ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$17,499	$1,144,776
Prepaid expenses	123,750	262,499
Total Current Assets	141,249	1,407,275

Cash and Investments held in Trust Account	284,379,776	278,774,646
Total Assets	$284,521,025	$280,181,921

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$559,183	$37,067
Accrued offering costs	—	26,780
Total Current Liabilities	559,183	63,847

Forward Purchase Agreement Liabilities	5,008,045	6,757,777
Warrant liability	21,220,018	39,232,167
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	36,447,246	55,713,791

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at approximately $10.30 and $10.10 per share as of December 31, 2021 and 2020, respectively	284,280,000	278,760,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; excluding 27,600,000 shares subject to possible redemption at December 31, 2021 and 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	690	690
Additional paid-in capital	—	—
Accumulated deficit	(36,206,911)	(54,292,560)
Total Shareholders’ Deficit	(36,206,221)	(54,291,870)
Total Liabilities and Shareholders’ Deficit	$284,521,025	$280,181,921

The accompanying notes are an integral part of the financial statements.

TIGA ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from July 27, 2020 (inception) to December 31,
	2021	2020
Operating costs	$1,761,362	$124,923
Loss from operations	(1,761,362)	(124,923)

Other income (expenses):
Interest earned on investments held in Trust Account	85,130	14,646
Change in fair value of warrant liabilities	23,121,405	(11,408,319)
Fair value of private placement warrant in excess of purchase price	—	(1,646,600)
Change in fair value of forward purchase agreement liabilities	1,749,732	(3,358,302)
Initial loss on forward purchase agreement liabilities	—	(3,399,475)
Transaction costs allocable to derivatives	—	(928,450)
Total other income (expenses), net	24,956,267	(20,726,500)

Net income (loss)	$23,194,905	$(20,851,423)

Weighted average shares outstanding of Class A ordinary shares	27,600,000	21,660,759
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.67	$(0.79)
Weighted average shares outstanding of Class B ordinary shares	6,900,000	4,870,253
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.67	$(0.79)

The accompanying notes are an integral part of the financial statements.

TIGA ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – July 27, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsors	6,900,000	690	24,310	—	25,000

Accretion for Class A ordinary shares to redemption amount	—	—	(24,310)	(33,441,137)	(33,465,447)

Net loss	—	—	—	(20,851,423)	(20,851,423)

Balance – December 31, 2020	6,900,000	$690	$—	$(54,292,560)	$(54,291,870)

Cash received in excess of fair value of Private Placement Warrants	—	—	410,744	—	410,744

Accretion for Class A ordinary shares to redemption amount	—	—	(410,744)	(5,109,256)	(5,520,000)

Net income	—	—	—	23,194,905	23,194,905

Balance – December 31, 2021	6,900,000	$690	$—	$(36,206,911)	$(36,206,221)

The accompanying notes are an integral part of the financial statements.

TIGA ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from July 27, 2020 (inception) to December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$23,194,905	$(20,851,423)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(23,121,405)	11,408,319
Change in fair value of forward purchase agreement liabilities	(1,749,732)	3,358,302
Fair value of private placement warrant in excess of purchase price	—	1,646,600
Interest earned on investments held in Trust Account	(85,130)	(14,646)
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Initial loss on forward purchase agreement liabilities	—	3,399,475
Transaction costs allocable to derivatives	—	928,450
Changes in operating assets and liabilities:
Prepaid expenses	138,749	(262,499)
Accrued expenses	522,116	37,067
Net cash used in operating activities	$(1,100,497)	$(345,355)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(5,520,000)	$(278,760,000)
Net cash used in investing activities	$(5,520,000)	$(278,760,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	270,480,000
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	(26,780)	(509,869)
Proceeds from sale of Private Placements Warrants	5,520,000	10,280,000
Net cash provided by financing activities	$5,493,220	$280,250,131

Net Change in Cash	$(1,127,277)	$1,144,776
Cash – Beginning of period	1,144,776	—
Cash – End of period	$17,499	$1,144,776

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$26,780
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000
Deferred underwriting fee payable	$—	$9,660,000

The accompanying notes are an integral part of the financial statements.

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) and since the initial public offering through December 31, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activity has been limited to the search for a business combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Initial Public Offering was declared effective on November 23, 2020. On November 27, 2020, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which included the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000 which is described in Note 3.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The Company will have up until May 27, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional Private Placement Warrants, such extended deadline, the “Contractual Redemption Date.” The shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or permitted designees, upon five days advance notice prior to the applicable deadline, must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline, for the 6 month extension.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards (“FASB”) Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional Private Placement Warrants, such extended deadline, the “Contractual Redemption Date”. In connection with each extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its Business Combination but may require an additional extension as disclosed below. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022. The Company can extend the period of time to consummate a Business Combination for an additional 6 months by resolution of the board, subject to the Sponsor purchasing an additional 2,760,000 Private Placement Warrants at $1.00 per warrant.

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.  Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities and forward purchase agreement liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

Investments Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 27,600,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021 and 2020, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$278,760,000
Less:
Proceeds allocated to Public Warrants	$(15,897,248)
Class A ordinary shares issuance costs	$(17,568,199)
Plus:
Accretion of carrying value to redemption value	$33,465,447
Class A ordinary shares subject to possible redemption at December 31, 2020	$278,760,000
Plus:
Accretion of carrying value to redemption value	$5,520,000
Class A ordinary shares subject to possible redemption at December 31, 2021	$284,280,000

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The net income or loss is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 29,600,000 Class A ordinary shares in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Year Ended December 31,		Period from July 27, 2020 (inception) to December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income , as adjusted	$18,555,924	$4,638,981	$(17,023,763)	$(3,827,660)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	21,660,759	4,870,253
Basic and diluted net income per ordinary share	$0.67	$0.67	$(0.79)	$(0.79)

As of December 31, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s ordinary shareholders.

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

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accrued expenses, advances from related parties and notes payable from related parties approximate their fair values primarily due to the short-term nature of the instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Accounting Standards

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,280,000 Initial Private Placement Warrants at a price of $1.00 per Initial Private Placement Warrant, for an aggregate purchase price of $10,280,000. Each Initial Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Initial Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. On May 18, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain Private Placement Warrants in connection therewith. On May 20, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, the Company issued and sold to the Sponsor 2,760,000 Private Placement Warrants (the “Extension Private Placement Warrants” and together with the Initial Private Placement Warrants, the “Private Placement Warrants”). On November 17, 2021, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On November 22, 2021, the required deposit of $2,760,000 was placed into the Trust Account and on November 23, 2021 the Company issued and sold to the Sponsor 2,760,000 Private Placement Warrants (the “Extension Private Placement Warrants” and together with the Initial Private Placement Warrants, the “Private Placement Warrants”). Thereafter, the total amount of outstanding Private Placement Warrants is 15,800,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sales of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for overhead expenses and related services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and December 31, 2020, the Company incurred and paid $120,000 and $10,000 of such fees, respectively.

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 27,600,000 Class A ordinary shares issued and outstanding which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 6,900,000 Class B ordinary shares issued and outstanding. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination.

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

NOTE 8. WARRANTS

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2021 and 2020, assets held in the Trust Account were comprised of $6,579 in cash and $284,373,197 in U.S. Treasury securities and $1,103 in cash and $278,773,543 in U.S. Treasury securities, respectively. During the year ended December 31, 2021 and the period from July 27,2020 (inception) to December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents the gross holding gain and loss and fair value of held-to-maturity securities at December 31, 2021 and 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain/(Loss)	Fair Value (i)
December 31, 2021	U.S. Treasury Securities (Mature on 1/25/2022)	1	$284,373,197	$959	$284,374,156

December 31, 2020	U.S. Treasury Securities (Mature on 2/25/2021)	1	$278,773,543	$(1,423)	$278,772,120

(i)	Fair value of securities does not include cash held in trust in the amount of $6,579 and $1,103, as of December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, there were 13,800,000 Public Warrants and 15,800,000 Private Placement Warrants outstanding and 13,800,000 Public Warrants and 10,280,000 Private Placement Warrants outstanding, respectively.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2021	Level	December 31, 2020
Warrant liability – Public Warrants	1	$9,798,000	3	$22,364,221
Warrant liability – Private Placement Warrants	3	$11,422,018	3	$16,867,946
FPA liability – committed	3	$2,474,941	3	$2,947,167
FPA liability – optional	3	$2,533,104	3	$3,810,610

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. On January 14, 2021, the Company’s Class A shares and Public Warrants commenced trading separately on the New York Stock Exchange. As there is now a listed price on an active market, Public Warrants totaling $17,940,000 have been reclassified from a Level 3 to Level 1 instrument. During the year ended December 31, 2021, there were no changes between levels.

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

TIGA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of December 31, 2021	As of December 31, 2020
Warrants- Private Placement
Common share price	$10.13	$9.77
Volatility	10.20%	22.59%
Expected life of the options to convert	5.45 years	5.95 years
Risk free rate	1.30%	0.50%
Dividend yield	0%	0%

FPA-committed
Common share price	$10.13	$9.77
Time to maturity	0.45 year	0.95 year
Risk Free rate	0.17%	0.10%

FPA-optional
Common share price	$10.13	$9.77
Volatility	5.0%	10%
Time to maturity	0.45 year	0.95 year
Risk Free rate	0.17%	0.10%

The common share price is the closing price of the Class A shares as of December 31, 2021. Volatility assumptions are based on volatilities from comparable publicly traded SPAC’s and implied volatilities from comparable publicly traded warrants. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. Time to maturity for the Private Placement Warrants is assumed to be equivalent to their remaining contractual term while for the FPA is the expected time to exercise. The risk-free rate is based on US Treasury rates commensurate with the remaining time to expiration of the liability. The Company anticipates the dividend to remain at zero.

The following table presents the changes in the fair value of the Warrants and the FPA liabilities:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities	Committed FPA	Optional FPA	Total FPA Liabilities
Fair value as of July 27, 2020 (inception)	$—	$—	$—	$—	$—	$—
Initial measurement on November 27, 2020	15,897,248	11,926,600	27,823,848	904,970	2,494,505	3,399,475
Change in fair value	6,466,973	4,941,346	11,408,319	2,042,197	1,316,105	3,358,302
Fair value as of December 31, 2020	22,364,221	$16,867,946	$39,232,167	$2,947,167	$3,810,610	$6,757,777
Additional Private Placement Warrants May 27, 2021	—	2,680,452	2,680,452	—	—	—
Additional Private Placement Warrants November 27, 2021	—	2,428,804	2,428,804	—	—	—
Change in fair value	(12,566,221)	(10,555,184)	(23,121,405)	(472,226)	(1,277,506)	(1,749,732)
Fair value as of December 31, 2021	$9,798,000	$11,422,018	$21,220,018	$2,474,941	$2,533,104	$5,008,045

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor as part of the Working Capital Loans. On January 25, 2022, the Sponsor had advanced the sum of $750,000 to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of our initial business combination, unless accelerated upon the occurrence of an event of default.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

4.5	Description of Securities, filed with the SEC herewith.
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

10.9	Convertible Promissory Note, dated as of March 16, 2022 by Tiga Acquisition Corp. in favor of Tiga Sponsor LLC, in the amount of $2,000,000, filed with the SEC herewith.
24.1	Power of Attorney (included on signature pages herein).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2022
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

Name	Title	Date
/s/ George Raymond Zage III	Chairman, Director and CEO	March 22, 2022
George Raymond Zage III
/s/ Ashish Gupta	President and Director	March 22, 2022
Ashish Gupta
/s/ Diana Luo	Chief Financial Officer	March 22, 2022
Diana Luo
/s/ David Ryan	Director	March 22, 2022
David Ryan
/s/ Carman Wong	Director	March 22, 2022
Carman Wong
/s/ Ben Falloon	Director	March 22, 2022
Ben Falloon