Form 10-Q
period 2022-03-31
Tiga Acquisition Corp.
filed 2022-05-16
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number:  001-39714

TIGA ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ocean Financial Centre Level 40, 10 Collyer Quay, Singapore Singapore	049315
(Address of principal executive offices)	(Zip Code)

+65 6808 6288
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	TINV U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TINV	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TINV WS	The New York Stock Exchange

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

As of May 16, 2022, there were 27,600,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIGA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

TIGA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$199,358	$17,499
Prepaid expenses	166,750	123,750
Total Current Assets	366,108	141,249

Cash and Investments held in Trust Account	284,419,506	284,379,776
Total Assets	$284,785,614	$284,521,025

LIABILITIES, COMMITMENTS AND CONTINGENCIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$940,393	$559,183
Promissory note - related party	1,050,000	—
Total Current Liabilities	1,990,393	559,183

Forward Purchase Agreement liabilities	4,789,885	5,008,045
Warrant liabilities	12,262,224	21,220,018
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	28,702,502	36,447,246

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.30 per share as of March 31, 2022 and December 31, 2021	284,280,000	284,280,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 27,600,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(28,197,578)	(36,206,911)
Total Shareholders’ Deficit	(28,196,888)	(36,206,221)
Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$284,785,614	$284,521,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Operating costs	$1,206,351	$184,784
Loss from operations	(1,206,351)	(184,784)

Other income (expense):
Interest earned on investments held in Trust Account	39,730	31,721
Change in fair value of warrant liabilities	8,957,794	7,328,958
Change in fair value of forward purchase agreement liabilities	218,160	(1,603,769)
Total other income, net	9,215,684	5,756,910

Net income	$8,009,333	$5,572,126

Weighted average shares outstanding of Class A ordinary shares	27,600,000	27,600,000
Basic and diluted net income per share, Class A ordinary shares	$0.23	$0.16
Weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000
Basic and diluted net income per share, Class B ordinary shares	$0.23	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	6,900,000	$690	$—	$(36,206,911)	$(36,206,221)

Net income	—	—	—	8,009,333	8,009,333
Balance – March 31, 2022 (unaudited)	6,900,000	$690	$—	$(28,197,578)	$(28,196,888)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	6,900,000	$690	$—	$(54,292,560)	$(54,291,870)

Net income	—	—	—	5,572,126	5,572,126
Balance – March 31, 2021 (unaudited)	6,900,000	$690	$—	$(48,720,434)	$(48,719,744)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,009,333	$5,572,126
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,957,794)	(7,328,958)
Change in fair value of forward purchase agreement liabilities	(218,160)	1,603,769
Interest earned on investments held in Trust Account	(39,730)	(31,721)
Changes in operating assets and liabilities:
Prepaid expenses	(43,000)	26,098
Accrued expenses	381,210	62,527
Net cash used in operating activities	(868,141)	(96,159)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,050,000	—
Payment of offering costs	—	(26,780)
Net cash provided by (used in) financing activities	1,050,000	(26,780)

Net Change in Cash	181,859	(122,939)
Cash – Beginning of period	17,499	1,144,776
Cash – End of period	$199,358	$1,021,837

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$26,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tiga Acquisition Corp. (“Tiga” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 27, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) and since the Initial Public Offering through March 31, 2022 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the search for a business combination target and activities in connection with the proposed Business Combination with Grindr Group LLC, a Delaware limited liability company (“Grindr”), as described further in Note 10. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds obtained in connection with the Initial Public Offering.

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
MARCH 31, 2022
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

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Liquidity and Going Concern

As of March 31, 2022, the Company had cash of $199,358. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Company will need to raise additional capital through loans or additional investments from its initial shareholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional Private Placement Warrants, such extended deadline, the “Contractual Redemption Date”. In connection with each extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its Business Combination but may require an additional extension as disclosed below. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022. The Company can extend the period of time to consummate a Business Combination for an additional 6 months by resolution of the board, subject to the Sponsor purchasing an additional 2,760,000 Private Placement Warrants at $1.00 per warrant.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or any future periods.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Warrant and Forward Purchase Agreement Liability

The Company accounts for the Warrants and Forward Purchase Agreement (the “FPA”) (each as defined below) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjusts the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares, 27,600,000, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$278,760,000
Less:
Proceeds allocated to Public Warrants	(15,897,248)
Class A ordinary shares issuance costs	(17,568,199)
Add:
Accretion of carrying value to redemption value	33,465,447
Class A ordinary shares subject to possible redemption at December 31, 2020	278,760,000
Plus:
Accretion of carrying value to redemption value	5,520,000
Class A ordinary shares subject to possible redemption at December 31, 2021 and March 31, 2022	$284,280,000

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The net income or loss is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 29,600,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$6,407,466	$1,601,867	$4,457,701	$1,114,425
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income per ordinary share	$0.23	$0.23	$0.16	$0.16

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accrued expenses, advances from related parties and notes payable from related parties approximate their fair values primarily due to the short-term nature of the instruments.
Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
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

NOTE 5  — RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). On November 23, 2020, the Sponsor transferred 20,000 Founder Shares to each of the three independent directors for approximately the same per-share price initially paid by the Sponsor. On November 23, 2020, the Company effected a 1,150,000-share dividend, resulting in 6,900,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 900,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 900,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for overhead expenses and related services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, the Company incurred fees of $30,000, which are included in accrued expenses in the accompanying condensed balance sheets.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor as part of the Working Capital Loans. On January 25, 2022, the Sponsor had advanced the sum of $750,000 to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of the Company’s initial business combination, unless accelerated upon the occurrence of an event of default. At March 31, 2022, there was $1,050,000 outstanding under this note.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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
MARCH 31, 2022
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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At  March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination.

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
MARCH 31, 2022
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
MARCH 31, 2022
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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $10,206 in cash and $284,409,300 in U.S. Treasury securities and $6,579 in cash and $284,373,197 in U.S. Treasury securities, respectively. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents the gross holding gain and loss and fair value of held-to-maturity securities at March 31, 2022 and December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain/(Loss)	Fair Value (i)
March 31, 2022	U.S. Treasury Securities (Matured on 04/12/22 and reinvested with a new maturity of June 7, 2022)	1	$284,409,300	$(677)	$284,408,623

December 31, 2021	U.S. Treasury Securities (Mature on 1/25/2022)	1	$284,373,197	$959	$284,374,156

(i)	Fair value of securities does not include cash held in trust in the amount of $10,206 and $6,579, as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants and 15,800,000 Private Placement Warrants outstanding, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2022	Level	December 31, 2021
Warrant liabilities – public warrants	1	$5,685,600	1	$9,798,000
Warrant liabilities – private placement warrants	3	$6,576,624	3	$11,422,018
FPA liabilities – committed	3	$2,392,629	3	$2,474,941
FPA liabilities – optional	3	$2,397,256	3	$2,533,104

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. On January 14, 2021, the Company’s Class A ordinary shares and Public Warrants commenced trading separately on the New York Stock Exchange. As there is now a listed price on an active market, Public Warrants totaling $17,940,000 have been reclassified from a Level 3 to Level 1 instrument during the three months ended March 31, 2021. During the three months ended March 31, 2022, there were no changes between levels.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
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

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	At March 31, 2022	At December 31, 2021
Warrants- private placement
Common stock price	$10.25	$10.13
Volatility	3.7%	10.20%
Expected life of the options to convert	5.33 years	5.45 years
Risk free rate	2.42%	1.30%
Dividend yield	0%	0%

FPA-committed
Common stock price	$10.25	$10.13
Time to maturity	0.33 year	0.45 year
Risk Free rate	0.69%	0.17%

FPA-optional
Common stock price	$10.25	$10.13
Volatility	3.7%	5.0%
Time to maturity	0.33 year	0.45 year
Risk Free rate	0.69%	0.17%

The common stock price is the closing price of the Class A ordinary shares as of March 31, 2022. Volatility assumptions are based on volatilities of the publicly traded warrants. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. Time to maturity for the Private Placement Warrants is assumed to be equivalent to their remaining contractual term while for the FPA is the expected time to exercise. The risk-free rate is based on U.S. Treasury rates commensurate with the remaining time to expiration of the liability. The Company anticipates the dividend to remain at zero.

The following table presents the changes in the fair value of the Warrants and the FPA liabilities at March 31, 2022:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities	Committed FPA	Optional FPA	Total FPA Liabilities
Fair value as of December 31, 2021	$9,798,000	$11,422,018	$21,220,018	$2,474,941	$2,533,104	$5,008,045
Change in fair value	(4,112,400)	(4,845,394)	(8,957,794)	(82,312)	(135,848)	(218,160)
Fair value as of March 31, 2022	$5,685,600	$6,576,624	$12,262,224	$2,392,629	$2,397,256	$4,789,885

The following table presents the changes in the fair value of the Warrants and the FPA liabilities at March 31, 2021:

	Public Warrants	Initial Private Placement Warrants	Total Warrant Liability	Committed FPA	Optional FPA	Total FPA Liability
Fair value as of December 31, 2020	$22,364,221	$16,867,946	$39,232,167	$2,947,167	$3,810,610	$6,757,777
Change in fair value	(4,424,221)	(2,904,737)	(7,328,958)	528,947	1,074,822	1,603,769
Fair value as of March 31, 2021	$17,940,000	$13,963,209	$31,903,209	$3,476,114	$4,885,432	$8,361,546

NOTE 10 — SUBSEQUENT EVENTS

Business Combination

On May 9, 2022, Tiga entered into an agreement and plan of merger with Tiga Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Tiga (“Merger Sub”), and Grindr (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement, including the Domestication (as defined below), the “Business Combination Transaction”):

(i)
at the closing of the Business Combination Transaction (the “Closing”), in accordance with the Delaware Limited Liability Company Act (“DGCL”), Merger Sub will merge with and into Grindr, the separate corporate existence of Merger Sub will cease and Grindr will be the surviving corporation and a wholly owned subsidiary of Tiga (the “Merger”); and

(ii)
as a result of the Merger, among other things, (x) each series X ordinary units and each series Y preferred units (“Grindr Unit”) that is issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) shall be cancelled and converted into the right to receive a number of shares of New Grindr Common Stock (as defined below) equal to the quotient obtained by dividing (i) the Aggregate Merger Consideration (defined below), by (ii) the number of Aggregate Fully Diluted Grindr Units (as defined below) (“Exchange Ratio”); (y) each option to purchase series X ordinary units granted under the Incentive Plan [(as defined in the Merger Agreement)] (“Grindr Option”) that is then outstanding and unexercised shall be converted into the right to receive an option relating to shares of New Grindr Common Stock upon substantially the same terms and conditions as are in effect with respect to such Grindr Option immediately prior to the Effective Time, including with respect to vesting and termination-related provisions; and (z) each Grindr Warrant (as defined below) that is outstanding immediately prior to the Effective Time shall be converted into the right to receive a warrant relating to shares of New Grindr Common Stock with substantially the same terms and conditions as were applicable to such warrant (excluding Grindr Options) to purchase Grindr Units (“Grindr Warrant”). “Aggregate Merger Consideration” means a number of shares of New Grindr Common Stock equal to the quotient obtained by dividing (i) the sum of (a) the Grindr Valuation (as defined below) plus (b) the aggregate exercise price of all in-the-money Grindr Options and all in-the-money Grindr Warrants that are issued and outstanding immediately prior to the Effective Time by (ii) $10.00; and “Aggregate Fully Diluted Grindr Units” means, without duplication, the aggregate number of Grindr Units that are (i) issued and outstanding immediately prior to the Effective Time and (ii) issuable upon, or subject to, the settlement of all in-the-money Grindr Options and all-in-the-money Grindr Warrants (whether or not then vested or exercisable) that are issued and outstanding immediately prior to the Effective Time.

Under the Merger Agreement, Tiga has agreed to acquire all Grindr Units for (i) the Grindr Valuation plus (ii) the aggregate exercise price of all in-the-money Grindr Options and all in-the-money Grindr Warrants that are issued and outstanding immediately prior to the Effective Time the in the form of New Grindr Common Stock (at $10 per share) to be paid at the effective time of the Business Combination. “Grindr Valuation” means $1,584,000,000 plus the amount, if any, by which the Permitted Distribution Amount exceeds the Grindr Distribution Amount; “Permitted Distribution Amount” means $370,000,000 and “Grindr Distribution Amount” means the actual amount of any cash dividend or other dividend or distribution in respect of Grindr Units or equity interests Grindr makes, declares, sets aside, establishes a record date for or makes a payment date for between the date hereof and the Effective Time, provided that the amount of any such dividend or distribution may not exceed the Permitted Distribution Amount.

The Special Committee of Tiga has unanimously approved and declared advisable the Merger Agreement and the Business Combination. In addition, the Board of Directors of Tiga (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Tiga.

Prior to the Closing, subject to the approval of Tiga’s shareholders, and in accordance with the DGCL, Cayman Islands Companies Law (2020 Revision) (the “CICL”) and Tiga’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), Tiga will effect a deregistration under the CICL and a domestication under Section 388 of the DGCL with the Secretary of State of Delaware), pursuant to which Tiga’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, Tiga, as the continuing entity in the Domestication, will be renamed “Grindr Inc.” As used herein, “New Grindr” refers to Tiga after the Domestication, including after such change of name.

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Tiga (the “Tiga Class A Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share of New Grindr (after its Domestication) (the “New Grindr Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Tiga (the “Tiga Class B Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of New Grindr Common Stock, (iii) each then issued and outstanding warrant of Tiga will convert automatically into a warrant to acquire one share of New Grindr Common Stock (“New Grindr Warrant”), pursuant to the Warrant Agreement, dated November 23, 2020, between Tiga and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of Tiga will separate and convert automatically into one share of New Grindr Common Stock and one-fourth of one New Grindr Warrant.

Additional information regarding the Business Combination and the transactions is available in the Form 8-K filed with the SEC on May 9, 2022.

A&R Forward Purchase Agreement

On May 9, 2022, concurrently with the execution of the Merger Agreement, Tiga entered into the Amended and Restated Forward Purchase Agreement (the “A&R Forward Purchase Agreement”) with Tiga Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”) which provides for the purchase by the Forward Purchase Investors (as defined below) of an aggregate of 5,000,000 forward purchase shares, plus an aggregate of 2,500,000 forward purchase warrants to purchase one share of New Grindr Common Stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per share, in a private placement to close prior to or concurrently with the Closing.

Transaction Support Agreement

On May 9, 2022, concurrently with the execution of the Merger Agreement, Grindr, Tiga, Merger Sub, the Sponsor and the directors of Tiga entered into the Transaction Support Agreement.  Pursuant to the terms of the Transaction Support Agreement, the Sponsor and the directors of Tiga agreed to, among other things, vote or cause its shares to vote in favor of the Business Combination Proposal (as defined in the Merger Agreement) and the other proposals included in the accompanying proxy statement/prospectus.

Unitholder Support Agreement

In connection with the execution of the Merger Agreement, Tiga entered into a support agreement (the “Unitholder Support Agreement”) with Grindr and certain unitholders of Grindr (the “Requisite Unitholders”). Pursuant to the Unitholder Support Agreement, the Requisite Unitholders agreed to, among other things, vote to adopt and approve the Merger Agreement, the Merger and any other matters necessary or reasonably requested by Tiga for the consummation of the Merger, in each case, subject to the terms and conditions of the Unitholder Support Agreement.

A&R Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, New Grindr, the Sponsor, the independent directors of Tiga and certain securityholders of Grindr will enter into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which New Grindr will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Grindr Common Stock and other equity securities of New Grindr that are held by the parties thereto from time to time.

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, all subsequent events have been adequately disclosed in these unaudited condensed financial statements.

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

Recent Developments

Business Combination

On May 9, 2022, Tiga entered into an agreement and plan of merger with Tiga Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Tiga (“Merger Sub”), and Grindr (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement, including the Domestication (as defined below), the “Business Combination Transaction”):

(i)
at the closing of the Business Combination Transaction (the “Closing”), in accordance with the Delaware Limited Liability Company Act (“DGCL”), Merger Sub will merge with and into Grindr, the separate corporate existence of Merger Sub will cease and Grindr will be the surviving corporation and a wholly owned subsidiary of Tiga (the “Merger”); and

(ii)
as a result of the Merger, among other things, (x) each series X ordinary units and each series Y preferred units (“Grindr Unit”) that is issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) shall be cancelled and converted into the right to receive a number of shares of New Grindr Common Stock (as defined below) equal to the quotient obtained by dividing (i) the Aggregate Merger Consideration (defined below), by (ii) the number of Aggregate Fully Diluted Grindr Units (as defined below) (“Exchange Ratio”); (y) each option to purchase series X ordinary units granted under the Incentive Plan [(as defined in the Merger Agreement)] (“Grindr Option”) that is then outstanding and unexercised shall be converted into the right to receive an option relating to shares of New Grindr Common Stock upon substantially the same terms and conditions as are in effect with respect to such Grindr Option immediately prior to the Effective Time, including with respect to vesting and termination-related provisions; and (z) each Grindr Warrant (as defined below) that is outstanding immediately prior to the Effective Time shall be converted into the right to receive a warrant relating to shares of New Grindr Common Stock with substantially the same terms and conditions as were applicable to such warrant (excluding Grindr Options) to purchase Grindr Units (“Grindr Warrant”). “Aggregate Merger Consideration” means a number of shares of New Grindr Common Stock equal to the quotient obtained by dividing (i) the sum of (a) the Grindr Valuation (as defined below) plus (b) the aggregate exercise price of all in-the-money Grindr Options and all in-the-money Grindr Warrants that are issued and outstanding immediately prior to the Effective Time by (ii) $10.00; and “Aggregate Fully Diluted Grindr Units” means, without duplication, the aggregate number of Grindr Units that are (i) issued and outstanding immediately prior to the Effective Time and (ii) issuable upon, or subject to, the settlement of all in-the-money Grindr Options and all-in-the-money Grindr Warrants (whether or not then vested or exercisable) that are issued and outstanding immediately prior to the Effective Time.

Under the Merger Agreement, Tiga has agreed to acquire all Grindr Units for (i) the Grindr Valuation plus (ii) the aggregate exercise price of all in-the-money Grindr Options and all in-the-money Grindr Warrants that are issued and outstanding immediately prior to the Effective Time the in the form of New Grindr Common Stock (at $10 per share) to be paid at the effective time of the Business Combination. “Grindr Valuation” means $1,584,000,000 plus the amount, if any, by which the Permitted Distribution Amount exceeds the Grindr Distribution Amount; “Permitted Distribution Amount” means $370,000,000 and “Grindr Distribution Amount” means the actual amount of any cash dividend or other dividend or distribution in respect of Grindr Units or equity interests Grindr makes, declares, sets aside, establishes a record date for or makes a payment date for between the date hereof and the Effective Time, provided that the amount of any such dividend or distribution may not exceed the Permitted Distribution Amount.

The Special Committee of Tiga has unanimously approved and declared advisable the Merger Agreement and the Business Combination. In addition, the Board of Directors of Tiga (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement and the Business Combination and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Tiga.

Prior to the Closing, subject to the approval of Tiga’s shareholders, and in accordance with the DGCL, Cayman Islands Companies Law (2020 Revision) (the “CICL”) and Tiga’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”), Tiga will effect a deregistration under the CICL and a domestication under Section 388 of the DGCL with the Secretary of State of Delaware), pursuant to which Tiga’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”). In connection with the Domestication, Tiga, as the continuing entity in the Domestication, will be renamed “Grindr Inc.” As used herein, “New Grindr” refers to Tiga after the Domestication, including after such change of name.

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Tiga (the “Tiga Class A Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share of New Grindr (after its Domestication) (the “New Grindr Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Tiga (the “Tiga Class B Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of New Grindr Common Stock, (iii) each then issued and outstanding warrant of Tiga will convert automatically into a warrant to acquire one share of New Grindr Common Stock (“New Grindr Warrant”), pursuant to the Warrant Agreement, dated November 23, 2020, between Tiga and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of Tiga will separate and convert automatically into one share of New Grindr Common Stock and one-fourth of one New Grindr Warrant.

A&R Forward Purchase Agreement

On May 9, 2022, concurrently with the execution of the Merger Agreement, Tiga entered into the Amended and Restated Forward Purchase Agreement (the “A&R Forward Purchase Agreement”) with Tiga Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”) which provides for the purchase by the Forward Purchase Investors (as defined below) of an aggregate of 5,000,000 forward purchase shares, plus an aggregate of 2,500,000 forward purchase warrants to purchase one share of New Grindr Common Stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per share, in a private placement to close prior to or concurrently with the Closing.

Convertible Promissory Note

On May 12, 2022, the Sponsor advanced an aggregate amount of $430,000 to the Company on account of the Note (as defined below). As of the date of this quarterly report, the principal balance of the Note totaled an aggregate amount of $1,480,000 and the amount available for withdrawal under the Note totaled $520,000.

For additional information on our recent developments, see Note 10 to our unaudited condensed financial statements for the three months ended March 31, 2022.

Transaction Support Agreement

On May 9, 2022, concurrently with the execution of the Merger Agreement, Grindr, Tiga, Merger Sub, the Sponsor and the directors of Tiga entered into the Transaction Support Agreement.  Pursuant to the terms of the Transaction Support Agreement, the Sponsor and the directors of Tiga agreed to, among other things, vote or cause its shares to vote in favor of the Business Combination Proposal (as defined in the Merger Agreement) and the other proposals included in the accompanying proxy statement/prospectus.

Unitholder Support Agreement

In connection with the execution of the Merger Agreement, Tiga entered into a support agreement (the “Unitholder Support Agreement”) with Grindr and certain unitholders of Grindr (the “Requisite Unitholders”). Pursuant to the Unitholder Support Agreement, the Requisite Unitholders agreed to, among other things, vote to adopt and approve the Merger Agreement, the Merger and any other matters necessary or reasonably requested by Tiga for the consummation of the Merger, in each case, subject to the terms and conditions of the Unitholder Support Agreement.

A&R Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, New Grindr, the Sponsor, the independent directors of Tiga and certain securityholders of Grindr will enter into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”), pursuant to which New Grindr will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Grindr Common Stock and other equity securities of New Grindr that are held by the parties thereto from time to time.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net income of $8,009,333 which consisted of a change in fair value of warrant liabilities  of $8,957,794, a change in fair value of FPA liabilities of $218,160, and interest earned on marketable securities held in the Trust Account of $39,730, offset by operating costs of $1,206,351.

For the three months ended March 31, 2021, we had a net income of $5,572,126, which consisted of a change in fair value of warrant liabilities of $7,328,958 and interest earned on marketable securities held in the Trust Account of $31,721, offset by operating costs of $184,784 and change in fair value of FPA liabilities of $1,603,769.

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

Liquidity and Going Concern

As of March 31, 2022, we had cash of $199,358. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor, as part of the Working Capital Loans. On January 25, 2022, the Sponsor had advanced the sum of $750,000 to the Company on account of the Note. On May 12, 2022, the Sponsor advanced an additional sum of $430,000 to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of our initial business combination, unless accelerated upon the occurrence of an event of default.

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

 As of March 31, 2022, we had cash of $199,358. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We will need to raise additional capital through loans or additional investments from our initial shareholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.

In connection with the Company’s assessment of going concern considerations in accordance with Financial ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. However, if the Company anticipates that it may not be able to consummate a Business Combination by May 27, 2022, it may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional 6 months (until November 27, 2022 to complete a Business Combination), subject to the Sponsor purchasing additional private placement warrants, such extended deadline, the “Contractual Redemption Date.” In connection with each extension, the Sponsor must purchase an additional 2,760,000 Private Placement Warrants at $1.00 per warrant and deposit the $2,760,000 in proceeds therefrom must be deposited into the trust account. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 27, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant and Forward Purchase Agreement (FPA) Liability

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjusts the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The net income or loss is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income per share because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our amended Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our amended Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If the SEC adopts the proposed rules and regulations relating to, among other things, enhancing disclosures in business combination transactions involving SPACs, our ability to complete an initial business combination could be adversely and materially affected.

On March 30, 2022, the SEC issued certain proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; increasing the liability of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and modifying the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination, which may materially and adversely affect us.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement, dated as of May 9, 2022, by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, and Grindr Group LLC.(1)
10.1	Amended and Restated Forward Purchase Agreement, dated as of May 9, 2022, by and among Tiga Acquisition Corp., and Tiga Sponsor LLC.(1)
10.2	Transaction Support Agreement, dated as of May 9, 2022, by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Sponsor LLC., and the individuals named therein. (1)
10.3	Form of Unitholder Support Agreement.(1)
10.4	Form of Amended and Restated Registration Rights Agreement.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 9, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGA ACQUISITION CORP.

Date: May 16, 2022		/s/ George Raymond Zage III
	Name:	George Raymond Zage III
	Title:	Chief Executive Office and Chairman
(Principal Executive Officer)

Date: May 16, 2022		/s/ Diana Luo
	Name:	Diana Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)