Form 10-Q
period 2022-06-30
Tiga Acquisition Corp.
filed 2022-08-10
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, there were 27,600,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIGA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIGA ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$165,655	$17,499
Prepaid expenses	106,875	123,750
Total Current Assets	272,530	141,249

Cash and Investments held in Trust Account	287,542,770	284,379,776
Total Assets	$287,815,300	$284,521,025

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$3,254,399	$559,183
Convertible promissory note - related party	1,680,000	—
Total Current Liabilities	4,934,399	559,183

Forward Purchase Agreement liabilities	5,521,061	5,008,045
Warrant liabilities	19,134,810	21,220,018
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	39,250,270	36,447,246

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.42 and $10.30 per share as of June 30, 2022 and December 31, 2021, respectively	287,542,770	284,280,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 27,600,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(38,978,430)	(36,206,911)
Total Shareholders’ Deficit	(38,977,740)	(36,206,221)
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$287,815,300	$284,521,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIGA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs	$3,037,584	$650,003	$4,243,935	$834,787
Loss from operations	(3,037,584)	(650,003)	(4,243,935)	(834,787)

Other (expense) income:
Interest earned on investments held in Trust Account	363,264	3,355	402,994	35,076
FV of private placement warrant in excess of purchase price	(81,153)	79,548	(81,153)	79,548
Change in fair value of warrant liabilities	(4,031,433)	4,205,105	4,926,361	11,534,063
Change in fair value of forward purchase agreement liabilities	(731,176)	1,787,878	(513,016)	184,109
Total other (expense) income, net	(4,480,498)	6,075,886	4,735,186	11,832,796

Net (loss) income	$(7,518,082)	$5,425,883	$491,251	$10,998,009

Weighted average shares outstanding of Class A ordinary shares	27,600,000	27,600,000	27,600,000	27,600,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.22)	$0.16	$0.01	$0.32
Weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.22)	$0.16	$0.01	$0.32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIGA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	6,900,000	$690	$—	$(36,206,911)	$(36,206,221)
Net income	—	—	—	8,009,333	8,009,333
Balance – March 31, 2022 (unaudited)	6,900,000	$690	$—	$(28,197,578)	$(28,196,888)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(3,262,770)	(3,262,770)
Net loss	—	—	—	(7,518,082)	(7,518,082)
Balance – June 30, 2022 (unaudited)	6,900,000	$690	$—	$(38,978,430)	$(38,977,740)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	6,900,000	$690	$—	$(54,292,560)	$(54,291,870)
Net income	—	—	—	5,572,126	5,572,126
Balance – March 31, 2021 (unaudited)	6,900,000	$690	$—	$(48,720,434)	$(48,719,744)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,760,000)	(2,760,000)
Net income	—	—	—	5,425,883	5,425,883
Balance – June 30, 2021 (unaudited)	6,900,000	$690	$—	$(46,054,551)	$(46,053,861)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIGA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$491,251	$10,998,009
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,926,361)	(11,534,063)
Change in fair value of forward purchase agreement liabilities	513,016	(184,109)
FV of private placement warrant in excess of purchase price	81,153	(79,548)
Interest earned on investments held in Trust Account	(402,994)	(35,076)
Changes in operating assets and liabilities:
Prepaid expenses	16,875	22,860
Accrued expenses	2,695,216	497,767
Net cash used in operating activities	(1,531,844)	(314,160)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,760,000)	(2,760,000)
Net cash used in provided by investing activities	(2,760,000)	(2,760,000)

Cash Flows from Financing Activities:
Proceeds from sale of Private Placements Warrants	2,760,000	2,760,000
Proceeds from promissory note – related party	1,680,000	—
Payment of offering costs	—	(26,780)
Net cash provided by financing activities	4,440,000	2,733,220

Net Change in Cash	148,156	(340,940)
Cash – Beginning of period	17,499	1,144,776
Cash – End of period	$165,655	$803,836

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	—	(26,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tiga Acquisition Corp. (“Tiga” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 27, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). On April 11, 2022, Merger Sub, a wholly owned subsidiary of Tiga was formed solely for the purpose of effectuating the Merger described herein. Merger Sub was incorporated under the laws of the State of Delaware. Merger Sub owns no material assets and does not operate any business. On the date immediately prior to the Closing Date, Merger Sub will merge with and into Grindr.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) and since the Initial Public Offering through June 30, 2022 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the search for a business combination target and activities in connection with the proposed Business Combination with Grindr Group LLC, a Delaware limited liability company (“Grindr”), as described further in Note 10. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds obtained in connection with the Initial Public Offering.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The Company will have up until November 27, 2022 (the “Combination Period”) to consummate a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.40 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.40 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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

(i)
at the closing of the Business Combination Transaction (the “Closing”), in accordance with the Delaware Limited Liability Company Act (“DGCL”), Merger Sub will merge with and into Grindr, the separate corporate existence of Merger Sub will cease and Grindr will be the surviving corporation and a wholly owned subsidiary of Tiga (the “Merger”); and

(ii)
as a result of the Merger, among other things, (x) each Grindr series X ordinary unit (“Grindr Series X Ordinary Unit”) and each Grindr series Y preferred unit (“Grindr Series Y Preferred Unit”, and together with the Grindr Series X Ordinary Units, the “Grindr”) Units that is issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) shall be cancelled and converted into the right to receive a number of shares of New Grindr Common Stock (as defined below) equal to the quotient obtained by dividing (i) the Aggregate Merger Consideration (defined below), by (ii) the number of Aggregate Fully Diluted Grindr Units (as defined below) (the “Exchange Ratio”); (y) each option to purchase series Grindr Series X Ordinary Units granted under the Company Incentive Plan (as defined in the Merger Agreement) (“Grindr Option”) that is then outstanding and unexercised shall be converted into the right to receive an option relating to shares of New Grindr Common Stock upon substantially the same terms and conditions as are in effect with respect to such Grindr Option immediately prior to the Effective Time, including with respect to vesting and termination-related provisions; and (z) each Grindr Warrant (as defined below) that is outstanding immediately prior to the Effective Time shall be converted into the right to receive a warrant relating to shares of New Grindr Common Stock with substantially the same terms and conditions as were applicable to such warrant (excluding Grindr Options) to purchase Grindr Units (“Grindr Warrant”). “Aggregate Merger Consideration” means a number of shares of New Grindr Common Stock equal to the quotient obtained by dividing (i) the sum of (a) the Grindr Valuation (as defined below) plus (b) the aggregate exercise price of all in-the-money Grindr Options and all in-the-money Grindr Warrants that are issued and outstanding immediately prior to the Effective Time by (ii) $10.00; and “Aggregate Fully Diluted Grindr Units” means, without duplication, the aggregate number of Grindr Units that are (i) issued and outstanding immediately prior to the Effective Time and (ii) issuable upon, or subject to, the settlement of all in-the-money Grindr Options and all-in-the-money Grindr Warrants (whether or not then vested or exercisable) that are issued and outstanding immediately prior to the Effective Time.

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

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Tiga (the “Tiga Class A Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share of New Grindr (the “New Grindr Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Tiga (the “Tiga Class B Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of New Grindr Common Stock, (iii) each then issued and outstanding warrant of Tiga will convert automatically into a warrant to acquire one share of New Grindr Common Stock (“New Grindr Warrant”), pursuant to the Warrant Agreement, dated November 23, 2020, between Tiga and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of Tiga will separate and convert automatically into one share of New Grindr Common Stock and one-half of one New Grindr Warrant.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $165,655. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Company will need to raise additional capital through loans or additional investments from its initial shareholders, officers or directors. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this Form 10-Q.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 27, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant and forward purchase agreement liabilities. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Warrant and Forward Purchase Agreement Liability

The Company accounts for the Warrants and the FPA (each as defined below) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjusts the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

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

Convertible Promissory Note

The Company accounts for its Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash gain or loss on the condensed statements of operations.

The Company has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 150% higher than the value of the warrants. No arms-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the statement of operations.

Marketable Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares, 27,600,000, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$278,760,000
Less:
Proceeds allocated to Public Warrants	(15,897,248)
Class A ordinary shares issuance costs	(17,568,199)
Add:
Accretion of carrying value to redemption value	33,465,447
Class A ordinary shares subject to possible redemption at December 31, 2020	278,760,000
Plus:
Accretion of carrying value to redemption value	5,520,000
Class A ordinary shares subject to possible redemption at December 31, 2021	284,280,000
Plus:
Accretion of carrying value to redemption value	3,262,770
Class A ordinary shares subject to possible redemption at June 30, 2022	$287,542,770

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was no for the period presented.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 32,360,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2022	2021	2021	2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(6,014,466)	$(1,503,616)	$4,340,706	$1,085,177	$393,001	$98,250	$8,798,407	$2,119,602
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per ordinary share	$(0.22)	$(0.22)	$0.16	$0.16	$0.01	$0.01	$0.32	$0.32

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accrued expenses, advances from related parties and notes payable from related parties approximate their fair values primarily due to the short-term nature of the instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted. would have a material effect on the accompanying condensed financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,280,000 Initial Private Placement Warrants at a price of $1.00 per Initial Private Placement Warrant, for an aggregate purchase price of $10,280,000. Each Initial Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Initial Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. On May 18, 2021, November 17, 2021, and May 23, 2022, respectively, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, November 22, 2021, and May 24, 2022, respectively, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, November 23, 2021, and May 25, 2022, respectively, the Company issued and sold to the Sponsor 2,760,000 private placement warrants (the “Extension Private Placement Warrants” and together with the Initial Private Placement Warrants, the “Private Placement Warrants”). Thereafter, the total amount of outstanding Private Placement Warrants is 18,560,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sales of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for overhead expenses and related services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of such fees, respectively, of which $20,000 are included in accrued expenses in the accompanying condensed consolidated balance sheets.

For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 of such fees, respectively.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor as part of the Working Capital Loans. On January 25, 2022, March 31, 2022, May 12, 2022, and June 27, 2022, the Sponsor had advanced the sum of $750,000, $300,000, $430,000, and $200,000, respectively, to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of the Company’s initial business combination, unless accelerated upon the occurrence of an event of default. At June 30, 2022, there was $1,680,000 outstanding under this Note and the amount available for withdrawal under the Note totaled $320,000.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate.  The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. However, one of the underwriters, Goldman Sachs (Asia) L.L.C., has agreed to waive its rights to the deferred underwriting in connection with its decision not to provide further services as a financial advisor, placement agent, capital markets advisor or in any other capacity in connection with closing of the Business Combination.

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

On May 9, 2022, concurrently with the execution of the Merger Agreement, the Company entered into an amended and restated forward purchase agreement (the “A&R FPA” or “Forward Purchase Agreement”) with the Sponsor. The A&R FPA replaces the FPA that was entered into in connection with the closing of the Initial Public Offering.  The A&R FPA provides for the purchase by the forward purchaser of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 forward purchase warrants to purchase one share of New Grindr Common Stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share, in a private placement to close prior to or concurrently with the closing of a Business Combination (the “Committed FPA”).  In addition, to the extent that the Non-FPS Amount (as defined in the A&R FPA) is less than $50,000,000 immediately prior to the closing of a Business Combination but following the Domestication, the forward purchaser has agreed pursuant to the A&R FPA to purchase (a) a number of shares of Class A ordinary shares (the “backstop shares”) equal to (A) (x) $50,000,000 minus (y) the Non-FPS Amount, divided by (B) $10.00, rounded down to the nearest whole number and (b) a number of redeemable warrants (the “backstop warrants”) equal to (I) the number of backstop shares in clause (a) multiplied by (II) 0.5, rounded down to the nearest whole number. In addition to the foregoing, the forward purchaser may, at its discretion (regardless of the Non-FPS Amount), subscribe for up to 5,000,000 backstop shares plus up to 2,500,000 backstop warrants at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for each backstop share and one-half of one backstop warrant (the “Optional FPA”).

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Advisory Agreement

On May 9, 2022 the Company has entered into an agreement with an advisor to provide strategic advice and assistance related to the potential Business Combination with Grindr Group LLC. Raine will provide strategic advice and assistance to the Company in respect of the Transaction involving the Target and will perform such services for the Company as are customary and appropriate in transactions of this type as may from time to time be agreed upon by the advisor and the Company (including advice on the structure, negotiation strategy, valuation analyses, investor marketing, financial terms and other financial matters) that the Company reasonably requests. In the event of a successful Business Combination, Raine will be entitled to a $5,000,000 success fee and in the event that the Company’s public shareholders redeem 50% or less of the Company’s Class A common stock held by non-affiliates of the Company, the Company shall pay or cause to be paid to the advisor an incentive fee equal to $2,000,000. Any Incentive Fee payable in connection with the Transaction will be paid to the advisor in cash by wire transfer of immediately available funds immediately prior to or concurrently with the consummation of the Transaction. In the event that the Company’s public shareholders do not redeem 50% or less of the Company’s Class A common stock held by non-affiliates of the Company, the Company, in its sole discretion, may pay to the advisor the Incentive Fee taking into account the amount of work performed by the advisor in connection with Raine’s engagement hereunder and the incremental value provided by the advisor to the Company in connection with the Transaction as determined by the Company.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At  June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $7,874 in cash and $287,534,896 in U.S. Treasury securities and $6,579 in cash and $284,373,197 in U.S. Treasury securities, respectively. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents the gross holding gain and loss and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain/(Loss)	Fair Value (i)
June 30, 2022	U.S. Treasury Securities (Matured on 07/12/22, reinvested and mature on 08/25/22)	1	$287,534,896	$(10,910)	$287,523,986

December 31, 2021	U.S. Treasury Securities (Matured on 1/25/2022)	1	$284,373,197	$959	$284,374,156

(i)	Fair value of securities does not include cash held in trust in the amount of $7,874 and $6,579, as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, there were 13,800,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding, respectively. At December 31, 2021, there were 13,800,000 Public Warrants and 15,800,000 Private Placement Warrants outstanding, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2022	Level	December 31, 2021
Warrant liabilities – public warrants	1	$6,593,640	1	$9,798,000
Warrant liabilities – private placement warrants	3	$12,541,170	3	$11,422,018
FPA liabilities – committed	3	$2,759,038	3	$2,474,941
FPA liabilities – optional	3	$2,762,023	3	$2,533,104

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. On January 14, 2021, the Company’s Class A ordinary shares and Public Warrants commenced trading separately on the New York Stock Exchange. As there is now a listed price on an active market, Public Warrants totaling $17,940,000 have been reclassified from a Level 3 to Level 1 instrument during the six months ended June 30, 2021. During the six months ended June 30, 2022, there were no changes between levels.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	At June 30, 2022	At December 31, 2021
Warrants- private placement
Common stock price	$10.27	$10.13
Volatility	4.5%	10.20%
Expected life of the options to convert	5.25 years	5.45 years
Risk free rate	3.01%	1.30%
Dividend yield	0%	0%

FPA-committed
Common stock price	$10.27	$10.13
Time to maturity	0.25 year	0.45 year
Risk Free rate	1.72%	0.17%

FPA-optional
Common stock price	$10.27	$10.13
Volatility	4.5%	5.0%
Time to maturity	0.25 year	0.45 year
Risk Free rate	1.72%	0.17%

The common stock price is the closing price of the Class A ordinary shares as of June 30, 2022. Volatility assumptions are based on volatilities of the publicly traded warrants and guideline public companies in target industry. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. Time to maturity for the Private Placement Warrants is assumed to be equivalent to their remaining contractual term while for the FPA is the expected time to exercise. The risk-free rate is based on U.S. Treasury rates commensurate with the remaining time to expiration of the liability. The Company anticipates the dividend to remain at zero.

The following table presents the changes in the fair value of the Warrants and the FPA liabilities at June 30, 2022:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities	Committed FPA	Optional FPA	Total FPA Liabilities
Fair value as of December 31, 2021	$9,798,000	$11,422,018	$21,220,018	$2,474,941	$2,533,104	$5,008,045
Additional Private Placement Warrants May 25, 2022	—	2,760,000	2,760,000	—	—	—
Fair Value of Private Placement Warrants in excess of purchase price	—	81,153	81,153	—	—	—
Change in fair value	(3,204,360)	(1,722,001)	(4,926,361)	284,097	228,919	513,016
Fair value as of June 30, 2022	$6,593,640	$12,541,170	$19,134,810	$2,759,038	$2,762,023	$5,521,061

The following table presents the changes in the fair value of the Warrants and the FPA liabilities at June 30, 2021:

	Public Warrants	Private Placement Warrants	Total Warrant Liability	Committed FPA	Optional FPA	Total FPA Liability
Fair value as of December 31, 2020	$22,364,221	$16,867,946	$39,232,167	$2,947,167	$3,810,610	$6,757,777
Additional Private Placement Warrants May 25, 2021	—	2,760,000	2,760,000	—	—	—
Fair Value of Private Placement Warrants in excess of purchase price	—	(79,548)	(79,548)	—	—	—
Change in fair value	(6,908,221)	(4,652,842)	(11,534,063)	25,391	(209,500)	(184,109)
Fair value as of June 30, 2021	$15,456,000	$14,992,556	$31,903,209	$2,972,558	$3,601,110	$6,573,668

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, all subsequent events have been adequately disclosed in these unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

(i)
at the closing of the Business Combination Transaction (the “Closing”), in accordance with the Delaware Limited Liability Company Act (“DGCL”), Merger Sub will merge with and into Grindr, the separate corporate existence of Merger Sub will cease, and Grindr will be the surviving corporation and a wholly owned subsidiary of Tiga (the “Merger”); and

(ii)
as a result of the Merger, among other things, (x) each Grindr series X ordinary unit (“Grindr Series X Ordinary Unit”) and each Grindr series Y preferred unit (“Grindr Series Y Preferred Unit”, and together with the Grindr Series X Ordinary Units, the “Grindr Units”) that is issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) shall be cancelled and converted into the right to receive a number of shares of New Grindr Common Stock (as defined below) equal to the quotient obtained by dividing (i) the Aggregate Merger Consideration (defined below), by (ii) the number of Aggregate Fully Diluted Grindr Units (as defined below) (the “Exchange Ratio”); (y) each option to purchase Grindr Series X Ordinary Units granted under the Company Incentive Plan (as defined in the Merger Agreement) (“Grindr Option”) that is then outstanding and unexercised shall be converted into the right to receive an option relating to shares of New Grindr Common Stock upon substantially the same terms and conditions as are in effect with respect to such Grindr Option immediately prior to the Effective Time, including with respect to vesting and termination-related provisions; and (z) each Grindr Warrant (as defined below) that is outstanding immediately prior to the Effective Time shall be converted into the right to receive a warrant relating to shares of New Grindr Common Stock with substantially the same terms and conditions as were applicable to such warrant (excluding Grindr Options) to purchase Grindr Units (“Grindr Warrant”). “Aggregate Merger Consideration” means a number of shares of New Grindr Common Stock equal to the quotient obtained by dividing (i) the sum of (a) the Grindr Valuation (as defined below) plus (b) the aggregate exercise price of all in-the-money Grindr Options and all in-the-money Grindr Warrants that are issued and outstanding immediately prior to the Effective Time by (ii) $10.00; and “Aggregate Fully Diluted Grindr Units” means, without duplication, the aggregate number of Grindr Units that are issued and outstanding immediately prior to the Effective Time.

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

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Tiga (the “Tiga Class A Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share of New Grindr (the “New Grindr Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Tiga (the “Tiga Class B Ordinary Shares”), will convert automatically, on a one-for-one basis, into a share of New Grindr Common Stock, (iii) each then issued and outstanding warrant of Tiga will convert automatically into a warrant to acquire one share of New Grindr Common Stock (“New Grindr Warrant”), pursuant to the Warrant Agreement, dated November 23, 2020, between Tiga and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding unit of Tiga will separate and convert automatically into one share of New Grindr Common Stock and one-half of one New Grindr Warrant.

 Forward Purchase Agreement

On May 9, 2022, concurrently with the execution of the Merger Agreement, the Company entered into an amended and restated forward purchase agreement (the “A&R FPA”) with the Sponsor. The A&R FPA replaces the FPA that was entered into in connection with the closing of the Initial Public Offering. The A&R FPA provides for the purchase by the forward purchaser of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 forward purchase warrants to purchase one share of New Grindr Common Stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A Ordinary share, in a private placement to close prior to or concurrently with the closing of a Business Combination. In addition, to the extent that the Non-FPS Amount (as defined in the A&R FPA) is less than $50,000,000 immediately prior to the closing of a Business Combination but following the Domestication, the forward purchaser has agreed pursuant to the A&R FPA to purchase (a) a number of shares of Class A ordinary shares (the “backstop shares”) equal to (A) (x) $50,000,000 minus (y) the Non-FPS Amount, divided by (B) $10.00, rounded down to the nearest whole number and (b) a number of redeemable warrants (the “backstop warrants”) equal to (I) the number of backstop shares in clause (a) multiplied by (II) 0.5, rounded down to the nearest whole number. In addition to the foregoing, the forward purchaser may, at its discretion (regardless of the Non-FPS Amount), subscribe for up to 5,000,000 backstop shares plus up to 2,500,000 backstop warrants at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for each backstop share and one-half of one backstop warrant.

Convertible Promissory Note

On January 25, 2022, March 31, 2022, May 12, 2022, and June 27, 2022, the Sponsor had advanced the sum of $750,000, $300,000, $430,000, and $200,000, respectively, to the Company on account of the Note.  All unpaid principal under the Note shall be due and payable in full on the effective date of the Company’s initial business combination, unless accelerated upon the occurrence of an event of default. At June 30, 2022, there was $1,680,000 outstanding under this Note and the amount available for withdrawal under the Note totaled $320,000.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $7,518,082 which consisted of operating costs of $3,037,584, a change in fair value of warrant liabilities (Public Warrants and Private Placement Warrants) of $4,031,433, a change in fair value of FPA liabilities of $731,176 and a fair value of private placement in excess of purchase price of $81,153, offset by interest earned on marketable securities held in the Trust Account of $363,264. Operating costs consisted of $2,883,230 in M&A related costs, $60,010 in accounting related costs, $30,000 in administrative support fees, $31,250 in insurance costs, and $33,094 in miscellaneous costs.

For the six months ended June 30, 2022, we had a net income of $491,251 which consisted of a change in fair value of warrant liabilities (Public Warrants and Private Placement Warrants) of $4,926,361 and interest earned on marketable securities held in the Trust Account of $402,994, offset by an operating costs of $4,243,935, change in fair value of FPA liabilities of $513,016 and a fair value of private placement in excess of purchase price of $81,153. Operating costs consisted of $3,921,059 in M&A related costs, $109,306 in accounting related costs, $60,000 in administrative support fees, $62,500 in insurance costs, and $91,070 in miscellaneous costs.

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

Liquidity and Going Concern

As of June 30, 2022, we had cash of $165,655. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the Initial Private Placement, a total of $278,760,000 was placed in the Trust Account. We incurred $15,736,649 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $556,649 of other offering costs. On May 18, 2021, November 17, 2021, and May 23, 2022, respectively, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, November 22, 2021, and May 24, 2022, respectively, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, November 23, 2021, and May 25, 2022, respectively, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants. The total amount of outstanding Private Placement Warrants is 18,560,000 and the total deposits into the Trust Account have been $287,040,000 ($10.40 per public share).

On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor, as part of the Working Capital Loans. On January 25, 2022, March 31, 2022, May 12, 2022, and June 27, 2022, the Sponsor had advanced the sum of $750,000, $300,000, $430,000, and $200,000, respectively, to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of the Company’s initial business combination, unless accelerated upon the occurrence of an event of default. At June 30, 2022, there was $1,680,000 outstanding under this note. All unpaid principal under the Note shall be due and payable in full on the effective date of our initial business combination, unless accelerated upon the occurrence of an event of default.

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

As of June 30, 2022, we had cash of $165,655. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We will need to raise additional capital through loans or additional investments from our initial shareholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this Form 10-Q .

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 27, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 27, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. However, one of the underwriters, Goldman Sachs (Asia) L.L.C., has agreed to waive its rights to the deferred underwriting in connection with its decision not to provide further services as a financial advisor, placement agent, capital markets advisor or in any other capacity in connection with closing of the Business Combination.

We entered into a private placement warrants purchase agreement, dated as of November 23, 2020, with the Sponsor which provides that at the option of the Sponsor, on the dates that are 6, 12 and 18 months, respectively from the closing date of the Initial Public Offering, the Company shall issue and sell to the Sponsor, its affiliates or permitted designees and the Sponsor shall purchase from the Company, an additional 2,760,000, private placement warrants at a price of $1.00 per private placement warrant for an aggregate purchase price of $2,760,000. At June 30, 2022, the private placement warrants purchase agreement has been fulfilled.

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

On May 9, 2022, concurrently with the execution of the Merger Agreement, the Company entered into an amended and restated forward purchase agreement (the “A&R FPA” or “Forward Purchase Agreement”) with the Sponsor. The A&R FPA replaces the FPA that was entered into in connection with the closing of the Initial Public Offering.  The A&R FPA provides for the purchase by the forward purchaser of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 forward purchase warrants to purchase one share of New Grindr Common Stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share , in a private placement to close prior to or concurrently with the closing of a Business Combination.  In addition, to the extent that the Non-FPS Amount (as defined in the A&R FPA) is less than $50,000,000 immediately prior to the closing of a Business Combination but following the Domestication, the forward purchaser has agreed pursuant to the A&R FPA to purchase (a) a number of shares of Class A ordinary shares (the “backstop shares”) equal to (A) (x) $50,000,000 minus (y) the Non-FPS Amount, divided by (B) $10.00, rounded down to the nearest whole number and (b) a number of redeemable warrants (the “backstop warrants”) equal to (I) the number of backstop shares in clause (a) multiplied by (II) 0.5, rounded down to the nearest whole number. In addition to the foregoing, the forward purchaser may, at its discretion (regardless of the Non-FPS Amount), subscribe for up to 5,000,000 backstop shares plus up to 2,500,000 backstop warrants at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for each backstop share and one-half of one backstop warrant.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We identified the following critical accounting policies:

Warrant and Forward Purchase Agreement (FPA) Liability

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjusts the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. Changes in the estimated fair value of the warrants and FPA are recognized as a non-cash gain or loss on the statements of operations.

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

Convertible Promissory Note

The Company accounts for its Convertible Note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using the fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible Note is recognized as a non-cash gain or loss on the condensed statements of operations.

The Company has determined the fair value of the note is more accurately recorded at par since the conversion price is almost 150% higher than the value of the warrants. No arms-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the statement of operations.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The net income or loss is allocated to each class of shares using an allocation of total shares, which is then divided by the total shares for the respective class.

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

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted. would have a material effect on the accompanying condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of March 31, 2022, and we believe we have remediated the material weakness in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our amended Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022 and the Company's Form S-4/A filed with the SEC on August 3, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our amended Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022 and the Company's Form S-4/A filed with the SEC on August 3, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated a private placement of 10,280,000 Initial Private Placement Warrants to our Sponsor at a price of $1.00 per Initial Private Placement Warrant, generating total proceeds of $10,280,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On May 18, 2021, November 17, 2021, and May 23, 2022, respectively, the Company announced the approval and extension of the time period to consummate a Business Combination and the approval of the issuance and sale of certain private placement warrants in connection therewith. On May 20, 2021, November 22, 2021, and May 24, 2022, respectively, the required deposit of $2,760,000 was placed into the Trust Account and on May 25, 2021, November 23, 2021 and May 25, 2022, respectively, the Company issued and sold to the Sponsor 2,760,000 Extension Private Placement Warrants. The total amount of outstanding Private Placement Warrants is 18,560,000 as of the date of this filing.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the sale of the Private Placement Warrants, $287,040,000 was placed in the Trust Account.

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
2.1†
Agreement and Plan of Merger, dated as of May 9, 2022, by and among Tiga Acquisition Corp., Tiga Merger Sub LLC and Grindr Group LLC (incorporated by reference to Exhibit 2.1 to Tiga Acquisition Corp.’s Current Report on Form 8-K filed on May 9, 2022).

10.1
Amended and Restated Forward Purchase Agreement, dated as of May 9, 2022, by and among Tiga Acquisition Corp., and Tiga Sponsor LLC (incorporated by reference to Exhibit 10.1 to Tiga Acquisition Corp.’s Current Report on Form 8-K filed on May 9, 2022).

10.2
Transaction Support Agreement, dated as of May 9, 2022, by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Sponsor LLC., and the individuals named therein (incorporated by reference to Exhibit 10.2 to Tiga Acquisition Corp.’s Current Report on Form 8-K filed on May 9, 2022).

10.3	Form of Unitholder Support Agreement (incorporated by reference to Exhibit 10.3 to Tiga Acquisition Corp.’s Current Report on Form 8-K filed on May 9, 2022).
10.4
Form of Amended & Restated Registration Rights Agreement, by and among New Grindr, Tiga Sponsor LLC, the independent directors of Tiga and certain former stockholders of Grindr (incorporated by reference to Exhibit 10.4 to Tiga Acquisition Corp.’s Current Report on Form 8-K filed on May 9, 2022).

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

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tiga Acquisition Corp. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGA ACQUISITION CORP.

Date: August 10, 2022		/s/ George Raymond Zage III
	Name:	George Raymond Zage III
	Title:	Chief Executive Office and Chairman
(Principal Executive Officer)

Date: August 10, 2022		/s/ Diana Luo
	Name:	Diana Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)