Form 10-Q
period 2022-09-30
Tiga Acquisition Corp.
filed 2022-11-07
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 7, 2022, there were 27,600,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TIGA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

TIGA ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$100,240	$17,499
Prepaid expenses	47,000	123,750
Total Current Assets	147,240	141,249

Cash and Investments held in Trust Account	288,841,899	284,379,776
Total Assets	$288,989,139	$284,521,025

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$7,761,079	$559,183
Convertible promissory note - related party	1,780,000	—
Total Current Liabilities	9,541,079	559,183

Forward Purchase Agreement liabilities	8,079,104	5,008,045
Warrant liabilities	22,328,400	21,220,018
Deferred underwriting fee payable	9,660,000	9,660,000
Total Liabilities	49,608,583	36,447,246

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value of $10.47 and $10.30 per share as of September 30, 2022 and December 31, 2021, respectively	288,841,899	284,280,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding, excluding 27,600,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(49,462,033)	(36,206,911)
Total Shareholders’ Deficit	(49,461,343)	(36,206,221)
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$288,989,139	$284,521,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIGA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs	$4,731,970	$666,952	$8,975,905	$1,501,739
Loss from operations	(4,731,970)	(666,952)	(8,975,905)	(1,501,739)

Other (expense) income:
Interest earned on investments held in Trust Account	1,299,129	23,028	1,702,123	58,104
Fair value of private placement warrant in excess of purchase price	—	—	(81,153)	79,548
Change in fair value of warrant liabilities	(3,193,590)	11,368,775	1,732,771	22,902,838
Change in fair value of forward purchase agreement liabilities	(2,558,043)	1,105,906	(3,071,059)	1,290,015
Total other (expense) income, net	(4,452,504)	12,497,709	282,682	24,330,505

Net (loss) income	$(9,184,474)	$11,830,757	$(8,693,223)	$22,828,766

Weighted average shares outstanding of Class A ordinary shares	27,600,000	27,600,000	27,600,000	27,600,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.27)	$0.34	$(0.25)	$0.66
Weighted average shares outstanding of Class B ordinary shares	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.27)	$0.34	$(0.25)	$0.66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIGA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	6,900,000	$690	$—	$(36,206,911)	$(36,206,221)
Net income	—	—	—	8,009,333	8,009,333
Balance – March 31, 2022 (unaudited)	6,900,000	$690	$—	$(28,197,578)	$(28,196,888)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(3,262,770)	(3,262,770)
Net loss	—	—	—	(7,518,082)	(7,518,082)
Balance – June 30, 2022 (unaudited)	6,900,000	$690	$—	$(38,978,430)	$(38,977,740)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,299,129)	(1,299,129)
Net loss	—	—	—	(9,184,474)	(9,184,474)
Balance – September 30, 2022 (unaudited)	6,900,000	$690	$—	$(49,462,033)	$(49,461,343)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	6,900,000	$690	$—	$(54,292,560)	$(54,291,870)
Net income	—	—	—	5,572,126	5,572,126
Balance – March 31, 2021 (unaudited)	6,900,000	$690	$—	$(48,720,434)	$(48,719,744)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,760,000)	(2,760,000)
Net income	—	—	—	5,425,883	5,425,883
Balance – June 30, 2021 (unaudited)	6,900,000	$690	$—	$(46,054,551)	$(46,053,861)
Net income	—	—	—	11,830,757	11,830,757
Balance – September 30, 2021 (unaudited)	6,900,000	$690	$—	$(34,223,794)	$(34,223,104)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIGA ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(8,693,223)	$22,828,766
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,732,771)	(22,902,838)
Change in fair value of forward purchase agreement liabilities	3,071,059	(1,290,015)
Fair value of private placement warrant in excess of purchase price	81,153	(79,548)
Interest earned on investments held in Trust Account	(1,702,123)	(58,104)
Changes in operating assets and liabilities:
Prepaid expenses	76,750	88,874
Accrued expenses	7,201,896	632,644
Net cash used in operating activities	(1,697,259)	(780,221)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,760,000)	(2,760,000)
Net cash used in investing activities	(2,760,000)	(2,760,000)

Cash Flows from Financing Activities:
Proceeds from sale of Private Placements Warrants	2,760,000	2,760,000
Proceeds from convertible promissory note – related party	1,780,000	—
Payment of offering costs	—	(26,780)
Net cash provided by financing activities	4,540,000	2,733,220

Net Change in Cash	82,741	(807,001)
Cash – Beginning of period	17,499	1,144,776
Cash – End of period	$100,240	$337,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIGA ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tiga Acquisition Corp. (“Tiga” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 27, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). On April 11, 2022, Tiga Merger Sub LLC (“Merger Sub I”), a wholly owned subsidiary of Tiga was formed solely for the purpose of effectuating the First Merger described herein. Merger Sub I was incorporated under the laws of the State of Delaware. Merger Sub I owns no material assets and does not operate any business. On September 9, 2022, Tiga Merger Sub II LLC (“Merger Sub II”), a wholly owned subsidiary of Tiga was formed solely for the purpose of effectuating the Second Merger described herein. Merger Sub II was incorporated under the laws of the State of Delaware. Merger Sub II owns no material assets and does not operate any business.

On the closing date of the Business Combination, Merger Sub I will merge with and into Grindr Group LLC (“Grindr”) (the “First Merger”), with Grindr surviving the First Merger as a wholly owned subsidiary of Tiga (Grindr, in its capacity as the surviving company of the First Merger, is sometimes referred to herein as the “Surviving Company”), and as promptly as practicable and as part of the same overall transaction as the First Merger, of such Surviving Company will merge with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II being the surviving entity of the Second Merger.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) and since the Initial Public Offering through September 30, 2022 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below. Since the Initial Public Offering, the Company’s activities have been limited to the search for a business combination target and activities in connection with the proposed Business Combination with Grindr, as described further in Note 10. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds obtained in connection with the Initial Public Offering.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (currently anticipated to be $10.40 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
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

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
Business Combination

On May 9, 2022, Tiga entered into an agreement and plan of merger with Tiga Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Tiga (“Merger Sub I”), and Grindr (as amended by the first amendment to the agreement and plan of merger, dated as of October 5, 2022, by and among Tiga, Merger Sub I, Tiga Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of Tiga (“Merger Sub II”) and Grindr and as it may be amended, restated, supplemented or otherwise modified from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement, including the Domestication (as defined below), the “Business Combination Transaction”):

(i)
at the closing of the Business Combination Transaction (the “Closing”), in accordance with the Delaware Limited Liability Company Act (“DGCL”), Merger Sub I will merge with and into Grindr, the separate corporate existence of Merger Sub I will cease, and Grindr will be the surviving corporation and a wholly owned subsidiary of Tiga (the “First Merger”), and as promptly as practicable and as part of the same overall transaction as the First Merger, the merger of such surviving corporation with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub II being the surviving entity of the Second Merger; and

(ii)
as a result of the Mergers, among other things, (x) each Grindr series X ordinary unit (“Grindr Series X Ordinary Unit”) and each Grindr series Y preferred unit (“Grindr Series Y Preferred Unit”, and together with the Grindr Series X Ordinary Units, the “Grindr Units”) that is issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) shall be cancelled and converted into the right to receive a number of shares of New Grindr Common Stock (as defined below) equal to the quotient obtained by dividing (i) the Aggregate Merger Stock Consideration (as defined below), by (ii) the number of Aggregate Fully Diluted Grindr Units (as defined below) (the “Exchange Ratio”); (y) each option to purchase Grindr Series X Ordinary Units granted under the Company Incentive Plan (as defined in the Merger Agreement) (“Grindr Option”) that is then outstanding and unexercised shall be converted into the right to receive an option relating to shares of New Grindr Common Stock upon substantially the same terms and conditions as are in effect with respect to such Grindr Option immediately prior to the Effective Time, including with respect to vesting and termination-related provisions; and (z) each Grindr Warrant (as defined below) that is outstanding immediately prior to the Effective Time shall be converted into the right to receive a number of warrants relating to shares of New Grindr Common Stock with substantially the same terms and conditions as were applicable to such warrant (excluding Grindr Options) to purchase Grindr Units (“Grindr Warrant”) in an amount equal to the pro rata share of the Aggregate Merger Warrant Consideration (as defined below). “Aggregate Merger Stock Consideration” means a number of shares of New Grindr Common Stock equal to the quotient obtained by dividing (i) the sum of (a) the Grindr Valuation (as defined below) plus (b) the aggregate exercise price of all in-the-money Grindr Options that are issued and outstanding immediately prior to the Effective Time by (ii) $10.00 plus the number of forward purchase shares and backstop shares received by the Grindr, or which Grindr is entitled to receive under the A&R FPA (as defined below); “Aggregate Merger Warrant Consideration” means a number of warrants relating to New Grindr Common Stock equal to and on the same terms as the forward purchase warrants and backstop warrants received by Grindr or which Grindr is entitled to receive under the A&R FPA; .and “Aggregate Fully Diluted Grindr Units” means, without duplication, the aggregate number of Grindr Units that are (i) issued and outstanding immediately prior to the Effective Time and (ii) issuable upon, or subject to, the settlement of all in-the-money Grindr Options (whether or not then vested or exercisable) that are issued and outstanding immediately prior to the Effective Time.

Under the Merger Agreement, Tiga has agreed to acquire all Grindr Units for (i) the Grindr Valuation plus (ii) the aggregate exercise price of all in-the-money Grindr Options that are issued and outstanding immediately prior to the Effective Time the in the form of New Grindr Common Stock (at $10 per share) to be paid at the effective time of the Business Combination, plus (iii) the number of forward purchase shares and backstop shares received by Grindr or which Grindr is entitled to receive under the A&R FPA. “Grindr Valuation” means $1,584,000,000 plus the amount, if any, by which the Permitted Distribution Amount exceeds the Grindr Distribution Amount; “Permitted Distribution Amount” means $370,000,000 and “Grindr Distribution Amount” means the actual amount of any cash dividend or other dividend or distribution in respect of Grindr Units or equity interests Grindr makes, declares, sets aside, establishes a record date for or makes a payment date for between the date hereof and the Effective Time, provided that the amount of any such dividend or distribution may not exceed the Permitted Distribution Amount. In addition, all Grindr Options and Grindr Warrants that are outstanding as of immediately prior to the First Merger, will be converted into options and warrants to purchase shares of New Grindr Common Stock, respectively.

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

On November 1, 2022, the registration statement on Form S-4 was declared effective by the SEC. On the same day, the Company filed its definitive proxy statement/prospectus providing for an extraordinary general meeting on November 15, 2022 on which the shareholders of record as of October 17, 2022 will consider and vote upon: (i) a proposal to approve and adopt the Merger Agreement and the other transactions contemplated by the Merger Agreement and related agreements described in the definitive proxy statement/prospectus;(ii) a proposal to approve by special resolution, the change of Tiga’s jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware;(iii) a proposal to adopt the proposed certificate of incorporation and bylaws of New Grindr in the form attached as Annex I and J of the definitive proxy statement/prospectus;(iv) to consider and vote upon, on a non-binding advisory basis, certain material differences between the Company’s amended and restated memorandum and articles of association and the proposed certificate of incorporation and proposed bylaws;(v) a proposal to elect nine directors, who upon consummation of the Business Combination Transaction, will be the directors of New Grindr;(vi) a proposal to approve the issuance of New Grindr Common Stock to (a) the Forward Purchase Investors (as defined in the definitive proxy statement/prospectus) pursuant to the backstop commitment and the forward purchase commitment and (b) Grindr’s members pursuant to the Merger Agreement;(vii) a proposal to approve and adopt the Grindr 2022 equity incentive plan, in the form attached as Annex F to the definitive proxy statement/prospectus; and (viii) a proposal to adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of one or more proposals at the extraordinary general meeting.

The Business Combination Transaction is expected to close on or about November 18, 2022.

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $100,240. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Convertible Promissory Note - Related Party

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

The Company has determined the fair value of the note is more accurately recorded at par since the conversion price is 145% higher than the value of the warrants. No arms-length transaction by a note holder would result in a conversion with this fact pattern, thus it is a more accurate depiction with recording at par. As such, no fair value change was booked to the consolidated statement of operations.

Marketable Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets in the Trust Account were held in U.S. Treasury securities with a maturity of 185 days or less. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares, 27,600,000, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$278,760,000
Less:
Proceeds allocated to Public Warrants	(15,897,248)
Class A ordinary shares issuance costs	(17,568,199)
Add:
Accretion of carrying value to redemption value	33,465,447
Class A ordinary shares subject to possible redemption at December 31, 2020	278,760,000
Plus:
Accretion of carrying value to redemption value	5,520,000
Class A ordinary shares subject to possible redemption at December 31, 2021	284,280,000
Plus:
Accretion of carrying value to redemption value	4,561,899
Class A ordinary shares subject to possible redemption at September 30, 2022	$288,841,899

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 32,360,000 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2022	2021	2021	2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(7,347,579)	$(1,836,895)	$9,464,606	$2,366,151	$(6,954,578)	$(1,738,645)	$18,263,013	$4,565,753
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per ordinary share	$(0.27)	$(0.27)	$0.34	$0.34	$(0.25)	$(0.25)	$0.66	$0.66

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accrued expenses, advances from related parties and notes payable from related parties approximate their fair values primarily due to the short-term nature of the instruments.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted. would have a material effect on the accompanying condensed consolidated financial statements.

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

Administrative Support Agreement

Commencing on November 23, 2020, the Company entered into an agreement to pay an affiliate of the Sponsor up to $10,000 per month for overhead expenses and related services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 of such fees, respectively, of which $50,000 are included in accrued expenses in the accompanying condensed consolidated balance sheets.

For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000 of such fees, respectively.

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor as part of the Working Capital Loans. On January 25, 2022, March 31, 2022, May 12, 2022, June 27, 2022, and September 28, 2022, the Sponsor had advanced the sum of $750,000, $300,000, $430,000, $200,000, and $100,000 respectively, to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of the Company’s initial business combination, unless accelerated upon the occurrence of an event of default. At September 30, 2022, there was $1,780,000 outstanding under this Note and the amount available for withdrawal under the Note totaled $220,000. At December 31, 2021 there were no amounts due under the Note.

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

On May 9, 2022, concurrently with the execution of the Merger Agreement, the Company entered into an amended and restated forward purchase agreement (the “A&R FPA” or “Forward Purchase Agreement”) with the Sponsor. The A&R FPA replaces the FPA that was entered into in connection with the closing of the Initial Public Offering.  The A&R FPA provides for the purchase by the forward purchaser of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 2,500,000 forward purchase warrants to purchase one share of New Grindr Common Stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share, in a private placement to close prior to or concurrently with the closing of a Business Combination (the “Committed FPA”).  In addition, to the extent that the Non-FPS Amount (as defined in the A&R FPA) is less than $50,000,000 immediately prior to the closing of a Business Combination but following the Domestication, the forward purchaser has agreed pursuant to the A&R FPA to purchase (a) a number of shares of Class A ordinary shares (the “backstop shares”) equal to (A) (x) $50,000,000 minus (y) the Non-FPS Amount, divided by (B) $10.00, rounded down to the nearest whole number and (b) a number of redeemable warrants (the “backstop warrants”) equal to (I) the number of backstop shares in clause (a) multiplied by (II) 0.5, rounded down to the nearest whole number. In addition to the foregoing, the forward purchaser may, at its discretion (regardless of the Non-FPS Amount), subscribe for up to 5,000,000 backstop shares plus up to 2,500,000 backstop warrants at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for each backstop share and one-half of one backstop warrant (the “Optional FPA”). Prior to the Closing, it is expected that the Company, the Sponsor and San Vicente Parent LLC will enter into the Joinder and Assignment Agreement to the A&R FPA, which among other things, will provide for the transfer and assignment of the Sponsor’s rights and obligations under the A&R FPA to San Vicente Parent LLC. It is expected that San Vicente Parent LLC will satisfy its obligations under the A&R FPA prior to the Closing.

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
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

Transaction Support Agreement

On May 9, 2022, concurrently with the execution of the Merger Agreement, Grindr, Tiga, Merger Sub I, the Sponsor and the directors of Tiga entered into the Transaction Support Agreement. Pursuant to the terms of the Transaction Support Agreement, the Sponsor and the directors of Tiga agreed to, among other things, vote or cause its shares to vote in favor of the Business Combination Proposal (as defined in the Merger Agreement) and the other proposals included in the accompanying proxy statement/prospectus.

Unitholder Support Agreement

In connection with the execution of the Merger Agreement, Tiga entered into a support agreement (the “Unitholder Support Agreement”) with Grindr and certain unitholders of Grindr (the “Requisite Unitholders”). Pursuant to the Unitholder Support Agreement, the Requisite Unitholders agreed to, among other things, vote to adopt and approve the Merger Agreement, the Mergers and any other matters necessary or reasonably requested by Tiga for the consummation of the Mergers, in each case, subject to the terms and conditions of the Unitholder Support Agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At  September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination.

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

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
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

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
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

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $10,212 in cash and $288,831,687 in U.S. Treasury securities and $6,579 in cash and $284,373,197 in U.S. Treasury securities, respectively. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents the gross holding gain and loss and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain/(Loss)	Fair Value (i)
September 30, 2022	U.S. Treasury Securities (Matured on 09/19/22, reinvested and mature on 10/18/22)	1	$288,831,687	$48,439	$288,880,126

December 31, 2021	U.S. Treasury Securities (Matured on 1/25/2022)	1	$284,373,197	$959	$284,374,156

(i)	Fair value of securities does not include cash held in trust in the amount of $10,212 and $6,579, as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, there were 13,800,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding, respectively. At December 31, 2021, there were 13,800,000 Public Warrants and 15,800,000 Private Placement Warrants outstanding, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2022	Level	December 31, 2021
Warrant liabilities – public warrants	1	$9,522,000	1	$9,798,000
Warrant liabilities – private placement warrants	2	$12,806,400	3	$11,422,018
FPA liabilities – committed	3	$4,039,552	3	$2,474,941
FPA liabilities – optional	3	$4,039,552	3	$2,533,104

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. On January 14, 2021, the Company’s Class A ordinary shares and Public Warrants commenced trading separately on the New York Stock Exchange. As there is now a listed price on an active market, Public Warrants totaling $17,940,000 have been reclassified from a Level 3 to Level 1 instrument during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, $12,806,400 was reclassified from a Level 3 to a Level 2.

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
Subsequent to the detachment of the Public Warrants from the Units, the Public Warrants quoted market price is used as the fair value as of each relevant date. The fair value of the Private Placement Warrants is determined using a Black-Scholes-Merton model. At September 30, 2022, due to the similar terms of the Public Warrants, the Private Placement Warrants were transferred to Level 2 and valued using the Company’s Public Warrants Warrant price. Any difference between the Public Warrants and Private Placement Warrants was determined to be de minimus. The committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework. The Warrants and FPA are accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities and FPA are measured at fair value at on a recurring basis, with changes in fair value presented in the statements of operations.

The following table provides quantitative information regarding Level 3 fair Base value measurement inputs at their measurement dates:

	At September 30, 2022	At December 31, 2021
Warrants- private placement
Common stock price	$ *N/A	$10.13
Volatility	*N/A	10.20%
Expected life of the options to convert	*N/A	5.45 years
Risk free rate	*N/A %	1.30%
Dividend yield	*N/A %	0%

FPA-committed
Common stock price	$10.38	$10.13
Time to maturity	0.25 years	0.45 years
Risk Free rate	3.33%	0.17%

FPA-optional
Common stock price	$10.38	$10.13
Volatility	2.8%	5.0%
Time to maturity	0.25 years	0.45 years
Risk Free rate	3.33%	0.17%

*	Assumptions not applicable as the value of the Private Placement Warrants were valued using the Public Warrants price at September 30, 2022.

The common stock price is the closing price of the Class A ordinary shares as of September 30, 2022. Volatility assumptions are based on volatilities of the publicly traded warrants and guideline public companies in target industry. The most significant input is volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. Time to maturity for the Private Placement Warrants is assumed to be equivalent to their remaining contractual term while for the FPA is the expected time to exercise. The risk-free rate is based on U.S. Treasury rates commensurate with the remaining time to expiration of the liability. The Company anticipates the dividend to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the year ended December 31, 2021 was $17,940,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the nine months ended September 30, 2022 was $12,806,400.

The following table presents the changes in the fair value of the Warrants and the FPA liabilities at September 30, 2022:

	Public Warrants	Private Placement Warrants	Total Warrant Liabilities	Committed FPA	Optional FPA	Total FPA Liabilities
Fair value as of December 31, 2021	$9,798,000	$11,422,018	$21,220,018	$2,474,941	$2,533,104	$5,008,045
Additional Private Placement Warrants May 25, 2022	—	2,760,000	2,760,000	—	—	—
Fair Value of Private Placement Warrants in excess of purchase price	—	81,153	81,153	—	—	—
Change in fair value	(276,000)	(1,456,771)	(1,732,771)	1,564,611	1,506,448	3,071,059
Fair value as of September 30, 2022	$9,522,000	$12,806,400	$22,328,400	$4,039,552	$4,039,552	$8,079,104

The following table presents the changes in the fair value of the Warrants and the FPA liabilities at September 30, 2021:

	Public Warrants	Private Placement Warrants	Total Warrant Liability	Committed FPA	Optional FPA	Total FPA Liability
Fair value as of December 31, 2020	$22,364,221	$16,867,946	$39,232,167	$2,947,167	$3,810,610	$6,757,777
Additional Private Placement Warrants May 25, 2021	—	2,760,000	2,760,000	—	—	—
Fair Value of Private Placement Warrants in excess of purchase price	—	(79,548)	(79,548)	—	—	—
Change in fair value	(12,704,221)	(10,198,617)	(22,902,838)	(530,856)	(759,159)	(1,290,015)
Fair value as of September 30, 2021	$9,660,000	$9,349,781	$19,009,781	$2,416,311	$3,051,451	$5,467,762

TIGA ACQUISITION CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2022 (UNAUDITED)
NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below the Company did not identify any subsequent events that have not been disclosed in the condensed consolidated financial statements.

First Amendment to Merger Agreement

On October 5, 2022, the Company entered into the first amendment to the Merger Agreement, by and among Tiga, Merger Sub I, Merger Sub II and Grindr.

Proxy Statement/Prospectus Effectiveness

On November 1, 2022, the proxy statement/prospectus was declared effective and the Company commenced with mailing the proxy materials to the Company’s shareholders ahead of the extraordinary general meeting of the Company’s shareholders on November 15, 2022.

On October 25, 2022, Credit Suisse Securities (USA) LLC (“Credit Suisse”) delivered a notice of resignation to the SEC pursuant to Section 11(b)(1) under the Securities Act indicating that, effective as of May 10, 2022, they had resigned from, or ceased or refused to act in, any capacity and relationship with respect to the Business Combination, and disclaimed taking part in any preparation and any responsibility for any portion of information disclosed in the proxy statement/prospectus. In addition, in a letter to the Company dated October 28, 2022, Credit Suisse expressly waived all deferred underwriting commissions owed to them pursuant to the underwriting agreement, dated November 23, 2020 (the “Underwriting Agreement”), among Credit Suisse, Goldman Sachs (ASIA) L.L.C. (“Goldman Sachs”) and the Company. Credit Suisse has performed all their obligations under the Underwriting Agreement to obtain their fee and is therefore waiving their right to be compensated. In combination with the fee waiver provided by Goldman Sachs on May 16, 2022 where it has agreed to waive its rights to the deferred underwriting commission in connection with its decision not to provide further services as a financial advisor, placement agent, capital markets advisor or in any other capacity in connection with closing of the Business Combination, the deferred fee of $9,660,000 has been entirely waived and therefore, the Company has been subsequently relieved of this obligation.

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

Recent Developments

Business Combination

On May 9, 2022, Tiga entered into an agreement and plan of merger with Tiga Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Tiga (“Merger Sub I”), and Grindr (as amended by the first amendment to the agreement and plan of merger, dated as of October 5, 2022, by and among Tiga, Merger Sub I, Tiga Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of Tiga (“Merger Sub II”) and Grindr and as it may be amended, restated, supplemented or otherwise modified from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other transactions contemplated by the Merger Agreement, including the Domestication (as defined below), the “Business Combination Transaction”):

(i)
at the closing of the Business Combination Transaction (the “Closing”), in accordance with the Delaware Limited Liability Company Act (“DGCL”), Merger Sub I will merge with and into Grindr, the separate corporate existence of Merger Sub I will cease, and Grindr will be the surviving corporation and a wholly owned subsidiary of Tiga (the “First Merger”), and as promptly as practicable and as part of the same overall transaction as the First Merger, the merger of such surviving corporation with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”), with Merger Sub II being the surviving entity of the Second Merger; and

(ii)
as a result of the Mergers, among other things, (x) each Grindr series X ordinary unit (“Grindr Series X Ordinary Unit”) and each Grindr series Y preferred unit (“Grindr Series Y Preferred Unit”, and together with the Grindr Series X Ordinary Units, the “Grindr Units”) that is issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) shall be cancelled and converted into the right to receive a number of shares of New Grindr Common Stock (as defined below) equal to the quotient obtained by dividing (i) the Aggregate Merger Stock Consideration (as defined below), by (ii) the number of Aggregate Fully Diluted Grindr Units (as defined below) (the “Exchange Ratio”); (y) each option to purchase Grindr Series X Ordinary Units granted under the Company Incentive Plan (as defined in the Merger Agreement) (“Grindr Option”) that is then outstanding and unexercised shall be converted into the right to receive an option relating to shares of New Grindr Common Stock upon substantially the same terms and conditions as are in effect with respect to such Grindr Option immediately prior to the Effective Time, including with respect to vesting and termination-related provisions; and (z) each Grindr Warrant (as defined below) that is outstanding immediately prior to the Effective Time shall be converted into the right to receive a number of warrants relating to shares of New Grindr Common Stock with substantially the same terms and conditions as were applicable to such warrant (excluding Grindr Options) to purchase Grindr Units (“Grindr Warrant”) in an amount equal to the pro rata share of the Aggregate Merger Warrant Consideration (as defined below). “Aggregate Merger Stock Consideration” means a number of shares of New Grindr Common Stock equal to the quotient obtained by dividing (i) the sum of (a) the Grindr Valuation (as defined below) plus (b) the aggregate exercise price of all in-the-money Grindr Options that are issued and outstanding immediately prior to the Effective Time by (ii) $10.00 plus the number of forward purchase shares and backstop shares received by the Grindr, or which Grindr is entitled to receive under the A&R FPA (as defined below); “Aggregate Merger Warrant Consideration” means a number of warrants relating to New Grindr Common Stock equal to and on the same terms as the forward purchase warrants and backstop warrants received by Grindr or which Grindr is entitled to receive under the A&R FPA; .and “Aggregate Fully Diluted Grindr Units” means, without duplication, the aggregate number of Grindr Units that are (i) issued and outstanding immediately prior to the Effective Time and (ii) issuable upon, or subject to, the settlement of all in-the-money Grindr Options (whether or not then vested or exercisable) that are issued and outstanding immediately prior to the Effective Time period.

.

Under the Merger Agreement, Tiga has agreed to acquire all Grindr Units for (i) the Grindr Valuation plus (ii) the aggregate exercise price of all in-the-money Grindr Options that are issued and outstanding immediately prior to the Effective Time the in the form of New Grindr Common Stock (at $10 per share) to be paid at the effective time of the Business Combination, plus (iii) the number of forward purchase shares and backstop shares received by Grindr or which Grindr is entitled to receive under the A&R FPA. “Grindr Valuation” means $1,584,000,000 plus the amount, if any, by which the Permitted Distribution Amount exceeds the Grindr Distribution Amount; “Permitted Distribution Amount” means $370,000,000 and “Grindr Distribution Amount” means the actual amount of any cash dividend or other dividend or distribution in respect of Grindr Units or equity interests Grindr makes, declares, sets aside, establishes a record date for or makes a payment date for between the date hereof and the Effective Time, provided that the amount of any such dividend or distribution may not exceed the Permitted Distribution Amount. In addition, all Grindr Options and Grindr Warrants that are outstanding as of immediately prior to the First Merger, will be converted into options and warrants to purchase shares of New Grindr Common Stock, respectively.

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

November 1, 2022, the registration statement on Form S-4 was declared effective by the SEC. On the same day, the Company filed its definitive proxy statement/prospectus providing for an extraordinary general meeting on November 15, 2022 on which the shareholders of record as of October 17, 2022 will consider and vote upon: (i) a proposal to approve and adopt the Merger Agreement and the other transactions contemplated by the Merger Agreement and related agreements described in the definitive proxy statement/prospectus; (ii) a proposal to approve by special resolution, the change of Tiga’s jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware; (iii) a proposal to adopt the proposed certificate of incorporation and bylaws of New Grindr in the form attached as Annex I and J of the definitive proxy statement/prospectus; (iv) to consider and vote upon, on a non-binding advisory basis, certain material differences between the Company’s amended and restated memorandum and articles of association and the proposed certificate of incorporation and proposed bylaws; (v) a proposal to elect nine directors, who upon consummation of the Business Combination Transaction, will be the directors of New Grindr; (vi) a proposal to approve the issuance of New Grindr Common Stock to (a) the Forward Purchase Investors (as defined in the definitive proxy statement/prospectus) pursuant to the backstop commitment and the forward purchase commitment and (b) Grindr’s members pursuant to the Merger Agreement; (vii) a proposal to approve and adopt the Grindr 2022 equity incentive plan, in the form attached as Annex F to the definitive proxy statement/prospectus; and (viii) a proposal to adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of one or more proposals at the extraordinary general meeting.

The Business Combination Transaction is expected to close on or about November 18, 2022.

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

Prior to the Closing, we expect that the Company, the Sponsor and San Vicente Parent LLC will enter into the Joinder and Assignment Agreement to the A&R FPA, which among other things, will provide for the transfer and assignment of the Sponsor’s rights and obligations under the A&R FPA to San Vicente Parent LLC. We further expect that San Vicente Parent LLC will satisfy its obligations under the A&R FPA prior to the Closing.

Convertible Promissory Note - Related Party

On January 25, 2022, March 31, 2022, May 12, 2022, June 27, 2022, and September 28, 2022 the Sponsor had advanced the sum of $750,000, $300,000, $430,000, $200,000, and $100,000 respectively, to the Company on account of the Note.  All unpaid principal under the Note shall be due and payable in full on the effective date of the Company’s initial business combination, unless accelerated upon the occurrence of an event of default. At September 30, 2022, there was $1,780,000 outstanding under this Note and the amount available for withdrawal under the Note totaled $220,000.

Transaction Support Agreement

On May 9, 2022, concurrently with the execution of the Merger Agreement, Grindr, Tiga, Merger Sub I, the Sponsor and the directors of Tiga entered into the Transaction Support Agreement. Pursuant to the terms of the Transaction Support Agreement, the Sponsor and the directors of Tiga agreed to, among other things, vote or cause its shares to vote in favor of the Business Combination Proposal (as defined in the Merger Agreement) and the other proposals included in the accompanying proxy statement/prospectus.

Unitholder Support Agreement

In connection with the execution of the Merger Agreement, Tiga entered into a support agreement (the “Unitholder Support Agreement”) with Grindr and certain unitholders of Grindr (the “Requisite Unitholders”). Pursuant to the Unitholder Support Agreement, the Requisite Unitholders agreed to, among other things, vote to adopt and approve the Merger Agreement, the Mergers and any other matters necessary or reasonably requested by Tiga for the consummation of the Mergers, in each case, subject to the terms and conditions of the Unitholder Support Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net loss of $9,184,474 which consisted of operating costs of $4,731,970, a loss from change in fair value of warrant liabilities (Public Warrants and Private Placement Warrants) of $3,193,590, a loss from change in fair value of FPA liabilities of $2,558,043 offset by interest earned on marketable securities held in the Trust Account of $1,299,129.

For the nine months ended September 30, 2022, we had a net loss of $8,693,223 which consisted of a loss from change in fair value of FPA liabilities of $3,071,059, a loss from the fair value of private placement in excess of purchase price of $81,153, offset by a gain from change in the fair value of warrant liabilities (Public Warrants and Private Placement Warrants) of $1,732,771 and interest earned on marketable securities held in the Trust Account of $1,702,123.

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

Liquidity and Going Concern

As of September 30, 2022, we had cash of $100,240. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

On March 16, 2022, the Board of Directors of the Company authorized the execution and delivery of a Convertible Promissory Note in the principal amount of $2,000,000 (the “Note”) to the Sponsor, as part of the Working Capital Loans. On January 25, 2022, March 31, 2022, May 12, 2022, June 27, 2022, and September 28, 2022, the Sponsor had advanced the sum of $750,000, $300,000, $430,000, $200,000, and $100,000 respectively, to the Company on account of the Note. All unpaid principal under the Note shall be due and payable in full on the effective date of the Company’s initial business combination, unless accelerated upon the occurrence of an event of default. At September 30, 2022, there was $1,780,000 outstanding under this note. All unpaid principal under the Note shall be due and payable in full on the effective date of our initial business combination, unless accelerated upon the occurrence of an event of default.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. However, one of the underwriters, Goldman Sachs (Asia) L.L.C., has agreed to waive its rights to the deferred underwriting in connection with its decision not to provide further services as a financial advisor, placement agent, capital markets advisor or in any other capacity in connection with closing of the Business Combination. Credit Suisse expressly waived all deferred underwriting commissions owed to them pursuant to the underwriting agreement, dated November 23, 2020.

We entered into a private placement warrants purchase agreement, dated as of November 23, 2020, with the Sponsor which provides that at the option of the Sponsor, on the dates that are 6, 12 and 18 months, respectively from the closing date of the Initial Public Offering, the Company shall issue and sell to the Sponsor, its affiliates or permitted designees and the Sponsor shall purchase from the Company, an additional 2,760,000, private placement warrants at a price of $1.00 per private placement warrant for an aggregate purchase price of $2,760,000. At September 30, 2022, the private placement warrants purchase agreement has been fulfilled.

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

Prior to the closing of our initial business combination, we expect that the Company, the Sponsor and San Vicente Parent LLC will enter into a joinder and assignment agreement to the A&R FPA, which among other things, will provide for the transfer and assignment of the Sponsor’s rights and obligations under the A&R FPA to San Vicente Parent LLC. We further expect that San Vicente Parent LLC will satisfy its obligations under the A&R FPA prior to the closing of our initial business combination.

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

The Public Warrants for periods where no observable trade price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the Private Placement Warrants was determined using a Black-Scholes-Merton model. At September 30, 2022, due to the similar terms of the Public Warrants, the Private Placement Warrants were transferred to Level 2 and valued using the Company’s Public Warrants Warrant price. The committed units of the FPA are valued using a discounted valuation of a reconstructed unit price and the optional units of the FPA are valued using the same reconstructed unit price within a Black-Scholes-Merton model framework.

Convertible Promissory Note - Related Party

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

As required by Rules13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our amended Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022 and the Company’s definitive proxy statement/prospectus filed with the SEC on November 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our amended Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 22, 2022 and the Company’s definitive proxy statement/prospectus filed with the SEC on November 1, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

2.2	First Amendment to the Agreement and Plan of Merger, dated as of October 5, 2022, by and among Tiga Acquisition Corp., Tiga Merger Sub LLC and Grindr Group LLC.
10.1
Amended and Restated Forward Purchase Agreement, dated as of May 9, 2022, by and among Tiga Acquisition Corp., and Tiga Sponsor LLC (incorporated by reference to Exhibit 10.1 to Tiga Acquisition Corp.’s Current Report on Form 8-K filed on May 9, 2022).

10.2	Form of Joinder and Assignment Agreement to A&R Forward Purchase Agreement.
10.3
Transaction Support Agreement, dated as of May 9, 2022, by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Sponsor LLC., and the individuals named therein (incorporated by reference to Exhibit 10.2 to Tiga Acquisition Corp.’s Current Report on Form 8-K filed on May 9, 2022).

10.4	Form of Unitholder Support Agreement (incorporated by reference to Exhibit 10.3 to Tiga Acquisition Corp.’s Current Report on Form 8-K filed on May 9, 2022).
10.5
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

PART III

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGA ACQUISITION CORP.

Date: November 7, 2022		/s/ George Raymond Zage III
	Name:	George Raymond Zage III
	Title:	Chief Executive Office and Chairman
(Principal Executive Officer)

Date: November 7, 2022		/s/ Diana Luo
	Name:	Diana Luo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)