Form 10-K
period 2022-12-31
Grindr Inc.
filed 2023-03-17
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____ to ____

Commission file number 001-39714
________________________
Grindr Inc.
(Exact name of registrant as specified in its charter)
________________________

Delaware	92-1079067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 69176750 N. San Vincente Blvd., Suite RE 1400 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)
(310) 776-6680
Registrant's telephone number, including area code
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GRND	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	GRND.WS	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $10.27 for shares of the Registrant’s Common Stock as reported by the New York Stock Exchange, was approximately $283,452,000. Shares of Common Stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 173,745,032 shares of common stock as of March 14, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

INTRODUCTORY NOTE

Grindr Inc., formerly known as Tiga Acquisition Corp. (“Tiga”), was originally incorporated under the Companies Law of the Cayman Islands on July 27, 2020, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses or entities. On November 18, 2022, we consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 9, 2022 (the “Original Merger Agreement”) by and among Tiga, Grindr Group LLC, a Delaware limited liability company (“Legacy Grindr”), Tiga Merger Sub I LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub”), and Tiga Merger Sub II LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub II”), as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of October 5, 2022, by and among Tiga, Tiga Merger Sub, Legacy Grindr and Tiga Merger Sub II (together with the Original Merger Agreement, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, we effected a business combination with Legacy Grindr through, among other transactions, (i) the merger of Tiga Merger Sub I with and into Legacy Grindr, with Legacy Grindr as the surviving entity (the “First Merger”), and promptly thereafter and as part of the same overall transaction as the First Merger, (ii) the merger of Legacy Grindr with and into Tiga Merger Sub II (the “Second Merger”), with Tiga Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Tiga. We refer to the First Merger and the Second Merger and, collectively with the other transactions described in the Merger Agreement, as the “Business Combination.” In connection with the closing of the Business Combination, we changed our name to Grindr Inc.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Grindr,” “we,” “us,” “our” and similar terms refer to Grindr Inc. (f/k/a Tiga Acquisition Corp.) and its consolidated subsidiaries (including Legacy Grindr). References to “Tiga” refer to the predecessor company prior to the consummation of the Business Combination.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs and current expectations and projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about the our business and future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause its actual results to differ significantly from those expressed in any forward-looking statement. There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the success in retaining or recruiting, or changes required in, our directors, officers or key employees;
•the impact of the regulatory environment and complexities with compliance related to such environment, including maintaining compliance with privacy and data protection laws and regulations;
•the ability to respond to general economic conditions;
•factors relating to our and our subsidiaries’ business, operations and financial performance, including:
◦competition in the dating and social networking products and services industry;
◦the ability to maintain and attract users;
◦fluctuation in quarterly and yearly results;
◦the ability to adapt to changes in technology and user preferences in a timely and cost-effective manner;
◦the ability to protect systems and infrastructures from cyber-attacks and prevent unauthorized data access;
◦the dependence on the integrity of third-party systems and infrastructure; and
◦the ability to protect our intellectual property rights from unauthorized use by third parties.
•whether the concentration of our stock ownership and voting power limits our stockholders’ ability to influence corporate matters;
•the effects of the ongoing coronavirus (“COVID-19”) pandemic, the 2022 mpox outbreak, or other infectious diseases, health epidemics, pandemics and natural disasters on our business;
•the ability to maintain the listing of our common stock and public warrants on the New York Stock Exchange (“NYSE”); and
•the increasingly competitive environment in which we operate.

In addition, statements that “Grindr believes” or “we believe” and similar statements reflect our beliefs and opinions on the relevant subjects. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors.” You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

Summary of Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. This summary should be read together with the more detailed description of each risk factor disclosed under “Item 1A Risk Factors” contained in Part I of this Annual Report on Form 10-K.

Risks Related to our Brand, Products and Services, and Operations

•Our business depends on the strength and market perception of the Grindr brand.
•Changes to our existing products and services, or the development and introduction of new products and services, could fail to attract or retain users or generate revenue and profits.
•If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to paying users, our revenue, financial results and business may be significantly harmed.
•Inappropriate actions by certain of our users could be attributed to us and damage our brand or reputation, or subject us to regulatory inquiries, legal action, or other liabilities, which, in turn, could materially adversely affect our business.
•Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.
•The online social networking industry in which we operate is highly competitive, and if we cannot compete effectively our business will suffer.
•Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
•The distribution, marketing of, and access to our products and services depend, in large part, on third-party platforms and mobile application stores, among other third-party providers.
•Privacy concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations.
•We rely primarily on the Apple App Store and Google Play Store as the channels for processing of payments. Any deterioration in our relationship with Apple, Google or other such third parties may negatively impact our business.
•Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation.
Risks Related to Information Technology Systems and Intellectual Property
•Security breaches, unauthorized access to or disclosure of our data or user data, or other data security incidents could expose us to liability, which could harm our reputation, generate negative publicity, and materially and adversely affect our business.
•Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
Risks Related to Regulation and Litigation
•We have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements, and have other adverse consequences.

•Our success depends, in part, on our ability to access, collect, and use personal data about our users and to comply with applicable privacy and data protection laws and industry best practices.
•Investments in our business may be subject to U.S. foreign investment regulations.
•Our business is subject to complex and evolving U.S. and international laws and regulations
•The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
•We are subject to litigation, regulatory and other government investigations, and adverse outcomes in such proceedings could have a materially adverse effect on our business, financial condition, and results of operation.
•Activities of our users or content made available by such users could subject us to liability.
Risks Related to Our Indebtedness
•Our indebtedness could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, and operate our business.
Risks Related to Ownership of our Securities

•We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.

•Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

•There is no guarantee that our warrants will be in the money at the time they become exercisable, and they may expire worthless.

•The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

•We have incurred and expect to continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

•We may be unable to maintain the listing of our securities on NYSE.

•The price of our securities may be volatile.

•Future resales of our Common Stock and/or Warrants may cause the market price of our securities to drop significantly, even if our business is doing well.

•Sales of our Common Stock and/or Warrants or the perception of such sales, by us or by significant stockholders could cause the market price for our securities to decline.

•We may be subject to securities litigation, which is expensive and could divert management attention.

•Reports published by analysts or the ceasing of publication of research or reports about us could adversely affect the price and trading volume of our securities.

•We do not intend to pay cash dividends for the foreseeable future.

General Risk Factors

•A downturn in the global economy or other adverse macroeconomic disruptions, including as a result of bank failures, especially in the U.S. and Europe, where a substantial majority of our revenue is generated could adversely harm our business.

•Our employees could engage in misconduct that materially adversely affects us.

PART I
Item 1. Business

Our Mission
Connect LGBTQ people with one another and the world.
Our Company
We are the world’s largest social network focused on the LGBTQ community with approximately 12.2 million monthly active users (“MAUs”) and approximately 788 thousand Paying Users (as defined below) in 2022. Our Paying Users were over 788 and 601 thousand for the years ended December 31, 2022 and December 31, 2021, respectively. According to the Frost & Sullivan Study commissioned by Grindr, we are the largest and most popular gay mobile app in the world, with more MAUs than other LGBTQ social networking applications. We enable our users to find and engage with each other, share content and experiences, and generally express themselves. We are a pioneer and leading influence on the lifestyle trends and discourse among the global LGBTQ community. We are devoted to providing a platform for social interactions for this vibrant community and to cultivating a safe and accepting environment where all are welcome and feel a sense of belonging. As a result, our platform has become a meaningful part of our users’ social lives and has embedded us at the center of the community as the preferred channel for broadening their connections and engaging with like-minded individuals within the LGBTQ community.

We believe Grindr fulfills crucial needs for the LGBTQ community. While the broader global landscape of social networks is highly competitive with many different platforms, there are few global platforms that focus solely on the LGBTQ community and addressing their unique needs, including LGBTQ centric social activities or heightened privacy. For many years and still even today, people from the LGBTQ community are often discriminated against, marginalized, and targeted. Few global platforms exist where these individuals can truly be their authentic selves and feel safe to express themselves freely. As a result, the queer community often have a difficult time finding other members of the community with similar interests, beliefs, or values. This experience can be isolating and disheartening.
Our platform enables the LGBTQ community to connect with each other and the world. Our platform has many distinct user segments—a diverse set of queer genders and sexualities, varied ages and demographics, various sub-communities, private and discreet users, and urban and rural users. Our users also have a range of motivations and use cases. Our platform helps our users find what they are looking for: casual dating, relationships and love, community and friendships, travel information, local and discovery, and beyond. By facilitating the connection of our users around the world, we believe we have the potential to help our community find each other and interact, advance global LGBTQ rights, and make the world a safer place for all LGBTQ people.
Our core product, the Grindr App, has become an integral part of the daily lives of millions of members of the LGBTQ community around the world, enabling them to discover and connect with each other effortlessly and anytime. The Grindr App offers a variety of location-based social features and functions, including identity expression (profile, photos, presence), connection (search, filters, the Cascade, Viewed Me), interaction (chat, media sharing), trust and safety tools across the experience, and subscriptions for premium features offering more access and control. Since our inception in 2009, we have continued to innovate our technologies to improve the Grindr app, adding new features and safety elements, which has allowed us to increase our MAUs and other metrics over the years. The Grindr App has MAUs in over 190 countries and territories, including developed markets such as the United States, the U.K., France, Spain, and Canada, and emerging markets such as Brazil, Mexico, India, Chile, and the Philippines, creating a high barrier to entry for our competitors.
We have attracted a highly engaged, and rapidly growing user base, as evidenced by the following:
•Approximately 12.2 million MAUs in 2022.
•Approximately 788 thousand Paying Users in 2022. Our Paying Users increased by 31.0% in 2022, as compared to 2021.
•MAUs in over 190 countries and territories in the world as of December 31, 2022.
•21 supported languages on Android and 9 on iOS as of December 31, 2022.
•On average, users on our platform sent over 308 million daily messages in 2022.
•Our profiles spent an average of 58 minutes per day each on the Grindr App in December 2022, which ranks us number one among apps focused on the LGBTQ community, according to the Frost & Sullivan Study commissioned by Grindr.

Our largest markets are currently North America and Europe, from which we derived 86.9% of our total revenue for the year ended December 31, 2022. After North America and Europe, Asia-Pacific makes up an additional 6.1% of our total revenue, and the remaining 4.6% and 2.4% are from other regions, including Latin America (comprising Central America and South America) and Australia, respectively, for the year ended December 31, 2022.
Our target market is the worldwide LGBTQ community, which comprises more than 538.4 million people globally that self-identify as LGBTQ and represented approximately 6.9% of the total global population as of December 31, 2021, according to the Frost & Sullivan Study commissioned by Grindr. With the progression of LGBTQ culture and increase in LGBTQ rights around the world, this growing and highly engaged community has had an increasingly stronger voice and has been enabled to pursue more diverse lifestyles, express its opinions, and advocate for equal rights. We are dedicated to creating value and a safe and accepting environment for the LGBTQ community.
We believe we have significant opportunities to leverage our unique brand to both broaden and deepen our market penetration and offer products and services that address the growing and changing needs of the global LGBTQ community. With this broader opportunity in mind, we have continued to expand our platform, which offers a unique combination of social networking functions, digital content, and other initiatives aimed at enriching and empowering the lives of the LGBTQ community, in the following ways:
•We help people find meaningful connections, whether it's casual dating, relationships and love, community and friendships, travel information, local and discovery, and beyond.
•Our platform builds community and friendships. Our user experience is essentially a world without walls, connecting one user to the next, allowing the community to see each other, many of whom sometimes feel unseen.
•We are advancing LGBTQ equality and safety. Our Grindr for Equality initiative, or G4E, has worked around the world for the safety and justice for the LGBTQ community. Coordinating with NGOs, governments, and nonprofits, G4E has worked to change and inform policy, increase access to vital healthcare services such as HIV testing, and bring valuable information to millions of people in over 50 languages.
•We bring empowerment through partnerships with organizations such as Aids/Lifecycle, National/Local Pride Organizations, and Voting Campaigns.
•We drive social influence with fun and engaging ways on social media channels to help the general population better understand our community, plight, and interconnectedness.
We believe our brand and logo have become mainstays of the global LGBTQ experience. According to the Morning Consult Survey, we are the best-known gay dating app among Gay, Bisexual, Transgender, and Queer people, with 85.0% brand awareness, as well as the best-known gay dating app among the general population. The strength of our brand has allowed us to grow our users virally and organically, as evidenced by the fact that our customer acquisition spend only comprised 0.3% of total revenue in 2022. This is a core feature of our business model. As our user base continues to grow worldwide, more connections are made, and our user engagement and revenue increase. These increases enable us to reinvest in our platform, building more product and safety features and, as a result, attract more users. This results in powerful network effects, driving user and revenue growth and reinforcing our brand awareness.
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue, both of which are driven by the Grindr app. Direct Revenue is revenue generated by our Paying Users who pay for subscriptions or add-ons to access premium features. While our app is free to use, our premium features enable our users to customize their ability to experience and use our platform. Indirect Revenue is generated by third parties who pay us for access to our users, such as advertising or partnerships. Our financial model has significant benefits and has experienced rapid revenue growth and profitability driven predominantly by organic user acquisition and the viral network effects enabled by our brand and market position.
•For the years ended December 31, 2022 and 2021, we generated:
◦Total revenue of $195.0 million and $145.8 million, respectively, representing year-over-year growth of 33.7%;
◦Net Income of $0.9 million and $5.1 million, respectively. The decrease for the year ended December 31, 2022 compared to the year ended December 31, 2021 was $(4.2) million, or (82.4)%; and
◦Adjusted EBITDA of $85.2 million and $77.1 million, respectively. The increase for the year ended December 31, 2022 compared to the year ended December 31, 2021 was $8.1 million, or 10.6%.
For a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to the most directly comparable GAAP financial measures, information about why we consider Adjusted EBITDA and Adjusted EBITDA Margin useful and a discussion of the material risks and limitations of these measures, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

The Business Combination
Grindr's predecessor public company was originally incorporated in the Cayman Islands on September 18, 2017 under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities. Grindr was originally incorporated in February 2009 as a California limited liability company, and was subsequently held by Grindr Group LLC ("Legacy Grindr"), a Delaware limited liability company which was incorporated in April 2020.
Between November 17, 2022 and November 18, 2022, Legacy Grindr, Tiga, Tiga Merger Sub I LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub”), and Tiga Merger Sub II LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga, consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 9, 2022 (the “Original Merger Agreement”), by and among Tiga, Legacy Grindr, Tiga Merger Sub, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of October 5, 2022, by and among Tiga, Tiga Merger Sub, Legacy Grindr and Tiga Merger Sub II (together with the Original Merger Agreement, the “Merger Agreement”), following its approval at an extraordinary general meeting of the shareholders of Tiga held on November 15, 2022. Pursuant to the terms of the Merger Agreement, a business combination of Legacy Grindr and Tiga was effected through, among other transactions, (i) the merger of Tiga Merger Sub I with and into Legacy Grindr, with Legacy Grindr as the surviving entity (the “First Merger”), and promptly thereafter and as part of the same overall transaction as the First Merger, (ii) the merger of Legacy Grindr with and into Tiga Merger Sub II (the “Second Merger”), with Tiga Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Tiga. Prior to the closing of the business combination on November 18, 2022 (“Closing”), Tiga (i) changed its jurisdiction of incorporation from Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation incorporated under the laws of the State of Delaware and (ii) changed its name from Tiga Acquisition Corp. to Grindr Inc. (the “Business Combination”).
Unless the context indicates otherwise, references in this Annual Report to Form 10-K to the “Company,” “Grindr,” “we,” “us,” “our” and similar terms refer to Grindr, Inc. (f/k/a Tiga Acquisition Corp.) and its consolidated subsidiaries (including Legacy Grindr). References to “Tiga” refer to the predecessor company prior to Closing.

Market Overview
The global LGBTQ population has undergone steady growth in recent years, growing at a compound annual growth rate (“CAGR”) of 6.7% from 390.0 million in 2016 to 538.4 million in 2021, according to the Frost & Sullivan Study, which was commissioned by Grindr, of the global LGBTQ population. The Frost & Sullivan Study commissioned by Grindr estimated this growth trend will continue over the next five years, growing at a CAGR of 4.2% and reaching 659.9 million in 2026.
The global growth of the LGBTQ population is not just driven by overall population growth, but by the growing social acceptance level towards the LGBTQ community and the LGBTQ population’s willingness to express sexual orientation and gender identity. We believe increasing social acceptance of the LGBTQ community and more LGBTQ friendly political environments globally will continue to contribute to the increase in the number of people that self-identify as LGBTQ. This is evidenced by Frost & Sullivan’s estimate of the LGBTQ population’s percentage of the total population, growing from 5.3% in 2016 to 6.9% in 2021 to an estimated 8.2% by 2026. Additionally, the study also notes the LGBTQ population estimate may vary from country to country and in total, based on different cultural backgrounds, the political system of the country, economic development, and other factors.
We believe our global addressable market encompasses the entire LGBTQ population and not just LGBTQ singles, as we are a social network and our users frequently use our platform and services for more than just dating. For example, many of our users are in relationships but continue to use our app for travel or to stay connected with their friends or the broader LGBTQ community.
Estimated Self-identified LGBTQ Population and Proportion of Total Population

According to the Frost & Sullivan Study commissioned by Grindr, the GBTQ population make up the largest proportion of the overall LGBTQ population, comprising almost 81% of the total with 434.9 million people in 2021. The Frost & Sullivan Study commissioned by Grindr estimates the GBTQ population will continue to grow as a percentage of the overall LGBTQ population, with the percentage increasing to over 81% by 2026.
Estimated Self-Identified LGBTQ Population, Breakdown by Gender Identity

The self-identified LGBTQ population skews towards younger generations. According to the Frost & Sullivan Study commissioned by Grindr, self-identified LGBTQ 18-24 year olds are estimated at 10.3% of the total 18-24 year old global population in 2021, 25-34 year olds are estimated at 8.9%, and 35-49 year olds are estimated at 6.3%, respectively. These population percentages are expected to grow to 13.4% of the total 18-24 year old global population by 2026, 10.9% for 25-34 year olds, and 7.3% for 35-49 year olds, respectively.
Social development and rapidly changing points of view brought on by the growth of the Internet has objectively caused Gen Z, (18-24 year olds), to be exposed to more ideas, such as gender awareness and sexual orientation, earlier than previous generations in the same period. Younger generations are more gender fluid, with the definition of gender identity becoming more indistinct, blurring the boundary between the LGBTQ community and the heterosexual population. These younger generations are more likely to explore their sexuality, given more social acceptability of alternative sexual identities today and the ability to express different sexual identities.
Estimated Self-Identified LGBTQ Population Penetration Rate, Breakdown by Age Group (Medium Estimate)

According to the Frost & Sullivan Study commissioned by Grindr, the total self-identified LGBTQ population and self-identified LGBTQ population penetration rate in most regions is expected to continue to increase over time. The self-identified LGBTQ population and penetration rate in North America will grow from 36.9 million and 9.9% in 2021 to 40.7 million and 10.7% in 2026, respectively. Europe will grow from 61.6 million and 8.2% in 2021 to 74.8 million and 10.0% in 2026, respectively. Asia will grow from 372.8 million and 8.0% in 2021 to 468.7 million and 9.6% in 2026, respectively. Latin America will grow from 56.8 million and 8.6% in 2021 to 62.1 million and 9.0% in 2026, respectively.

Estimated Self-identified LGBTQ Population, Breakdown by Region

Global LGBTQ Social Context
In recent decades, societies around the world have generally become more socially accepting of, and open to, LGBTQ culture and people, which has led to greater rights for members of the LGBTQ community. For example, the Netherlands was the first country to legalize same-sex marriage in 2000. According to various sources, as of April 2022, over 75 countries and territories have legalized same-sex marriage, including jurisdictions in every inhabited continent across the globe. Additionally, according to the ILGA World Report, same-sex sexual activities were legal in over 120 countries and territories worldwide, including all of the countries in North America and Europe and the majority of the countries in Asia and Latin America.
LGBTQ Population’s Consumption
We believe our user base represents a highly coveted demographic. According to the Frost & Sullivan Study commissioned by Grindr, data from the American Community Survey showed that same-sex couples have a higher median household income than opposite-sex couples, with male same-sex couples having the highest income. Educational attainment is an important social phenomenon, which is strongly linked to later success in terms of income, occupation, wealth, health, and life satisfaction. In the United States, male same-sex households are more likely to have at least a bachelor’s degree than opposite-sex households. In 2020, 57.5% of male same-sex households had at least a bachelor’s degree compared to 42.4% of opposite-sex households. As individuals, 55.1% of the gay and bisexual men population have at least a bachelor’s degree compared to 30.3% of the straight male population.
From a macro-level perspective, the more LGBTQ inclusion a country has, the more likely it is to be economically developed. LGBTQ inclusion and economic development are mutually reinforcing, and LGBTQ legal rights have a continued positive and statistically significant association with real GDP per capita after controlling for gender equality. Also, from the perspective of society, employers who treat LGBTQ people equally in the workplace will generally see positive business outcomes such as higher productivity of LGBTQ workers, notable improvements in health, lower costs, and a lower likelihood of employee turnover.
Estimated LGBTQ Population GDP at Purchasing Power Parity (“PPP”)
 As the global pandemic caused by COVID-19 gradually improves, global GDP at purchasing power parity growth resumed upward trends in 2021 and experienced an estimated increase of 6.5%, according to the Frost & Sullivan Study commissioned by Grindr. Correspondingly, the estimated LGBTQ population GDP at PPP has also seen an increase, reaching $10.9 billion by the end of 2021. GDP at PPP is the calculation of GDP taking relative costs and inflation into account.
Given this high purchasing power and economic potential, the LGBTQ community is an increasingly attractive demographic for marketers and advertisers. The scale of purchasing power associated with the LGBTQ demographic, coupled with a general interest to appeal to a younger demographic, have caused marketers to increase their focus on reaching this community. Some of the world’s largest corporations and brands have launched LGBTQ-themed or focused advertising campaigns, including Apple, Johnson & Johnson, GM, Coca-Cola, Campbell’s, American Express, Unilever, Marriott, Anheuser-Busch, and Hilton, just to name a few.
Our Products and Services
Our flagship product “Grindr,” or the Grindr App, is a mobile application with location-based connectivity features designed to help our users find one another and have meaningful interactions right here and now, or anywhere globally. The app is free to use, with premium subscription offerings for greater access to other users and control over the experience.

Key features of our Grindr App include:

9:41
Browse
10
Nearby
Fresh
Explore
2
hi
James
It me
Chill
Henry
Let's Do It
Monty

PROFILE FILTERS
Online Now
Haven't Chatted Today
Face Photos Only
MY TYPE
Age
18 yrs and over
Weight
Height
Tribes
Body Type
Position

Hey, how's it going?
It's going well, just waking up.
How are you?
Send
Q W E R T Y U I O P
A S D F G H J K L
Z X C V B N M

Identity expression: users can create, manage, and control their identity, profile, and presence on the app.
Connection: users can find and be found by those they are interested in; those nearby right now, or anywhere globally.
Interaction: users can chat and interact with any profile instantly, in an open, fun, and engaging way.
Trust and Safety: users receive guidance and tools to be safe across their experience.
Premium: users can pay for greater access to more users and for more control over how they find one another and interact.

We launched the Grindr App in 2009 to create a new way for gay men to find each other and form connections. Our initial differentiator was a cascade engine to help find other users nearby in an exciting and highly responsive app experience leading to high engagement and rapid organic growth. Our initial active user segment of gay men, our real-time and hyper-local use case of casual dating, and our industry-defining cascade user interface and open messaging connection model, combine to create a fun and highly engaging experience on the app. This engagement engine has fueled our rapid organic growth over time leading to more users, segments, geographies, and use cases.
Over time, we evolved into the world’s largest LGBTQ social network and we enable our users to engage on our platform in a variety of ways. We believe we have played an integral role in both establishing, defining, and developing the location-based dating industry and developing wider mainstream acceptance of LGBTQ individuals on a global basis.

User and Product Journey
Identity expression: Getting started on Grindr is easy. Users create an account and profile that represents themselves and their identity on the platform. They create an account and verify important information to help maintain a trustworthy and safe environment on the app. Then they are able to create a rich, visual, personalized profile with a wide range of data and information about themselves, their interests, and motivations. This helps them express who they are, what they seek, and makes it easy for all to meet one another and form meaningful connections.

1. Sign up: New users create an account with their email, or through social media account authentication (e.g., Facebook, Google, Apple).	2. Age verification: Users verify their age to confirm they are not a minor, and that they are eligible to use the Grindr service.

3. Human Verification: Users complete a human verification step to reduce the spam and bot activity on the app, and sign our Terms and Conditions of Service, as well as our Privacy and Cookie Policy.	4. Profile Photos: Users create a rich profile expressing their identity, by first adding a visual representation of themselves through photos and media.

5. About Me: Users personalize their profile by adding a display name and custom “about me” narrative, enlivening their profile and helping them form more meaningful connections with others.	6. Stats: Users can optionally share key data such as age, height, tribe, body type, gender identity, ethnicity, relationship status, and self-reported sexual health information, to help them connect with others in the queer community.
7. Tags: Users express their interests, identity, and community affiliation by adding tags to their profile.	8. Complete Profile: Users’ completed profile is their chosen representation of themselves and their identity on the platform, and enables them to find and be found by those they are interested in.

Connecting: Grindr helps users find meaningful connections easily and enjoyably. Grindr is unique in its “many-to-many” connection model: on “the cascade” (a grid of profiles nearby) users can actively browse many profiles at once, and be found by multiple others searching for them. They can browse, search, and filter profiles nearby or anywhere across the globe, based on identity, key characteristics, and interests. They are notified when others have viewed or expressed an interest in them (“taps”). These connectivity features create multiple avenues to meaningful interactions quickly, easily, and in a fun and engaging way.

1. The Cascade: Users are instantly immersed in the community when they arrive on The Cascade: Grindr’s industry-defining user interface – a grid of profiles with location information, creating many connections quickly and easily.	2. Filters: Users can personalize their cascade by filtering for key characteristics they are interested in.

3. Search: Users can find others with specific interests and community affiliations by searching for others with specific tags on their profile.	4. Tags: Users can find community by browsing custom cascades composed of profiles sharing the same tags.

5. Explore: Users can also explore cascades of other users in locations across the globe, forming meaningful connections anywhere.	6. Viewed Me: Users can see those who may be interested in them, having recently viewed their profile.
7. Taps: Users can express their interest in others by “tapping” the profile of someone they have viewed.	8. Favorites: Users can maintain meaningful connections by favoriting profiles, and seeing a custom cascade of all their favorites anytime.

Interacting: Once users find one another, Grindr helps them form meaningful connections with a fun and engaging messaging experience. Grindr is unique in its open messaging model: users can initiate a message with any profile, regardless of whether interest has been expressed beforehand, a key aspect of our engagement engine. Within the messaging feature, users can form meaningful connections and deepen them over time by sharing rich media and with a variety of messaging formats.

1. Open Messaging: users can interact with anyone of interest through our unique open messaging platform. They can initiate one or multiple messages from profiles on their cascades, or respond to messages sent to them.	2. Inbox: Users manage the many messages they can send and receive through the inbox, with a special “taps” section for those who’ve expressed an interest in them.

3. Share Photos: Users can have rich and meaningful interactions by sharing additional photos with one another through the messaging feature.	4. Albums: Users can further meaningful interactions by creating private albums, which they can share with select individuals with whom they have a special connection.

5. Share video and audio: Users can also deepen connections by sharing video or audio with one another through the messaging feature.	6. Live Video Calls: Users can also interact with live video calls to further get to know one another, or confirm their mutual interests.

7. Group messaging: Multiple users can interact and meet one another through the group messaging feature.	8. Location sharing: When users have built up a trusting connection, they can choose to share their location and make plans to meet in real life.

Safety and support: Creating a trustworthy and safe environment is central to the health of our platform and for our community. Grindr provides users with a variety of tools, features, proactive assistance, help and guidance across their experience to maintain the highest standards of trust and safety.

1. Sexual health + testing information: Users can express their sexual health and testing information on their profile, and view the same information from users who have chosen to share it. They can also choose to receive testing reminders to help maintain their health.	2. Blocking: Users may block other profiles if they are not having a positive or meaningful interaction.

3. Reporting and proactive monitoring: Users may report behavior that may violate the terms of the platform. Grindr provides reactive and proactive moderation services to support the user and platform safety.	4. Help Center: Users are provided with easy access to helpful safety information at any time in the app and at various points throughout the service.

Premium Services: The free version of our service provides many of the features above on a limited basis for a valuable initial experience. Users can pay a subscription for premium features and services, giving them greater access to more profiles, and additional control over the experience of finding others and forming meaningful connections.
The Grindr free ad-supported service provides:
•Access to view 100 profiles on the Nearby Cascade
•Use of some basic filters to find others
•Use of all tags to search for users with similar interest
•Tapping others to express interest
•Viewing user profiles in the explore tab
•Messaging openly with anyone from the Nearby Cascade
•Sharing photos and location information through messages to facilitate meaningful connections

Grindr XTRA provides an initial set of premium features for a subscription fee:
•600 profiles: access to 5x more (up to 600) profiles on our Nearby Cascade than our free version of the app
•No ads: removal of banner and interstitial ads, providing XTRA users with an ad-free experience
•Advanced filters: e.g. height, weight, body type, relationship status, online status, photos, and prior chat history
•XTRA Explore: increased utility of Explore mode, including the ability to chat with, tap, and favorite users
•Premium messaging features: e.g. frequently used phrases and message read receipts
Grindr Unlimited provides unlimited access, control and customization for a premium price. Grindr Unlimited includes all of the features of XTRA plus:
•Unlimited profiles: allowing users to view unlimited profiles on the Nearby, Explore, and Tag cascades
•Viewed Me: allowing users to see who is looking at their profile
•Incognito: allowing users to browse without being seen
•Unsend: allows users to undo sent messages and photos
•Typing status: allowing users to know when someone is in the process of messaging them
•Translate: allowing users to translate messages in different languages

XTRA
1. 600 Profiles	2. No Ads

3. Advanced Filters	4. Saved phrases and read receipts

Unlimited (all XTRA features plus):

1. Unlimited profiles	2. Viewed Me

3. Incognito	4.Typing status + unsend

Grindr is a **Lifestyle**

Users derive significant value from Grindr today across many areas of their life, providing many avenues for future growth and expansion

CASUAL DATING: HERE AND NOW

"I met up with someone last night and it was so easy and efficient. The attraction was there and he was clear about what he was looking for."

9:41
Browse
10
Nearby
Fresh
Explore
James
It me
Chill
Henry
Monty

ROMANCE AND LOVE

"5 years ago I sent him 'hey' on Grindr. It was almost midnight and I wasn't looking for anything serious. We talked all night, the next day we met, and we've been together ever since."

FRIENDS

> I've actually met some of my best friends on Grindr. We even have a Dungeons and Dragons group chat thread on Grindr that we use to arrange meetups.

COMMUNITY

> Grindr doesn't just help you find people. The grid shows you the community of the place you are in. You're never alone when you have Grindr.

Hey there 26
Online now
786 feet away
cuddling
dates
anime
Wanna go to an amusement park? Looking for friends and dates.
Height
6'0"

COMING OUT

> When I started using Grindr, I was at the point where I was not out and I was using it to meet other people. Grindr was a place to explore my interests and my identity.

9:41
Search a city or zip code
Find people to chat with...
along your commute
one neighborhood, town, or city over
at your next travel destination
Drag The Map
Salt Lake Regional Medical Center
Walgreens
Trader Joe's
Maps
Trolley Square

TRAVEL, NIGHTLIFE AND EVENTS

> I used Grindr when visiting Paris recently and I met someone who told me where all the fun gay parties and clubs were. If you don't use Grindr while traveling, it's like having a TV without cable.

COUPLES

> Just because we're married doesn't mean that we don't want to meet new people. Grindr connects us to the queer world around us.

GRINDR 4 EQUALITY

"I appreciate when I see Grindr for Equality safety warnings for my area. It's important information that I wouldn't have gotten elsewhere."

LOCAL BUSINESSES

"Grindr drove incredible turnout and gave us our biggest night of business in years—definitely want to partner with them again."

NETWORKING

"I have that I'm a barber on my Grindr profile. It's helped me find new clients."

Social Responsibility—Grindr for Equality
We launched G4E in 2012, with a mission to promote safety, health, and human rights for LGBTQ people around the world through collaborations with advocacy groups in various countries. G4E leverages the Grindr App’s global reach and leadership to conduct research, spread information, and empower our users in the fight for LGBTQ rights. We also fund innovative projects through G4E aimed at improving the welfare of the LGBTQ community, particularly in regions where protections are either lacking or nonexistent, such as Russia, Egypt, and India. For example, in India, we worked with the Indian gender and sexuality organization, Varta Trust, and Chennai-based not-for-profit Solidarity and Action Against the HIV Infection in India (SAATHII), to develop an innovative and one-of-a-kind LGBTQ resource database and online HIV test center location guide for the country. Through G4E, we work with various groups worldwide to make HIV testing more accessible, encourage voting, and fight homophobia, biphobia, and transphobia.
G4E is a key way for us to connect with and serve the LGBTQ community and to strengthen our brand affinity within this community, especially in parts of the world where LGBTQ people are still highly marginalized. For advocacy groups with limited budgets, our platform is a helpful tool for them to reach a wider audience and promote their services and resources. We hope to continue to increase our financial commitment to G4E, thereby furthering our continued and active advocacy for, and defense and support of, the LGBTQ community worldwide.
We encourage members of the LGBTQ community to have a voice, express their opinions and help fight against oppression. Our geolocation technology enables us to send messages targeted towards specific areas and groups of users to keep them updated on the issues most relevant to them.
Our Competitive Advantages
While the broader global landscape of mobile-based social platforms is highly competitive with many different players, the number of players that are specifically addressing the unique needs of the global LGBTQ community is limited. There are a number of key factors that drive demand for certain platforms specifically dedicated to the LGBTQ community versus those that target the general population. For instance, LGBTQ users have heightened and special concerns relating to privacy, particularly with respect to identity protection, making it important that independent online platforms dedicated to serving LGBTQ users provide a safe and secure place for users to express themselves. Additionally, general social platforms are less likely to offer LGBTQ-specific community opportunities to meet other LGBTQ users, whereas LGBTQ dedicated social networking platforms substantially improve the ability of LGBTQ users to find and join LGBTQ centric social activities. As a result, LGBTQ social networking users tend to show higher engagement and retention on LGBTQ dedicated platforms.
We believe certain advantages will continue to provide us with sustainable differentiation and success relative to our competitors:
•The Largest Global LGBTQ Focused Mobile Social Platform. We were established in 2009 as one of the first global social platforms exclusively addressing the needs of the LGBTQ community. We built our mobile social platform to address the broadly underserved LGBTQ community’s need for a comprehensive digital platform to connect, share, and consume content. Driven by our first-mover advantage, we have rapidly built the world’s largest LGBTQ social platform in terms of users in 2021, according to the Frost & Sullivan Study commissioned by Grindr. In 2022, we had approximately 12.2 million MAUs and users in over 190 countries and territories, with our Grindr App available in over 21 language versions. We have users in several markets as of December 31, 2022, including developed markets such as the United States, the U.K., France, Spain, and Canada, and emerging markets such as Brazil, Mexico, India, Chile, and the Philippines.
•Large, Highly Engaged, and Growing User Base. Our large and highly engaged global user base drives the continuous growth of our daily operations. The Grindr App had approximately 12.2 million MAUs in 2022. During the same period, our users on average sent over 260 million chats and each individual user spent an average of 58 minutes per day on our Grindr app.
•Preeminent Brand within the LGBTQ Community. Our brand is one of the most well-known in the LGBTQ community and has become broadly associated with LGBTQ culture. According to the Morning Consult Survey, Grindr is the best-known gay dating app among Gay, Bisexual, Transgender and Queer people, with 85% brand awareness, and is also the best-known gay dating app among the general population. We are frequently mentioned by world-class media, including the BBC, CNN, and other influential media platforms, and we have more social media followers than most of our competitors on nearly every platform, which helps to constantly reinforce the social exposure of our brand. Additionally, our G4E campaigns have further strengthened our brand awareness and our position as a leader within the LGBTQ community. Our G4E campaigns proactively promote justice, health, safety, and other LGBTQ rights. The various elements of our growing platform combine online and offline aspects of our users’ social presence to engage our users in novel and meaningful ways, helping to embed us as a core part of the LGBTQ culture.
•Organic and Viral Growth Driven by Network Effects. As a pioneer in the LGBTQ social networking space, we have benefited from a substantial first mover advantage and reached a scale that continues to propel the viral growth of our business, brand awareness, and user acquisition. Leveraging this strong brand awareness and significant user network, our historical growth has been driven primarily by network effects, including strong word of mouth referrals and other organic means. The large scale of our user base offers ample opportunities for potential connections and leads to a better experience for our users. The superior user experience of our products and services attracts more users to our platform and increases our rankings in search engines and app stores. As a result, we believe we achieve a higher frequency of word-of-mouth referrals from satisfied users, which further drives our scale while maintaining low user acquisition costs. In the years ended December 31, 2022 and 2021, sales and marketing, excluding personnel-related expenses, comprised 1.5% and 0.9%, respectively, of our revenue over the same time period.
•Superior User Experience. We believe the superior user experience we offer distinguishes us from our competitors. We have devoted substantial resources to continuously improving our products and services and enhancing the user experience. We emphasize technology and product innovations based on robust data compiled from product usage, competitive studies, customer feedback, and our industry experience. Our geolocation technology, grid display interface, complex filter functions, and other innovative features and functionalities enable users to discover and connect to each other effortlessly and seamlessly. Our profiles spent an average of 58 minutes per day each on the Grindr App in December 2022, which ranks us number one among apps targeting the LGBTQ community, according to the Frost & Sullivan Study commissioned by Grindr.
•Strong Margins and Profitable Business Model. Our business model generates strong margins and high cash flow given our revenue model and low paid user acquisition spend. Our margins have increased over time as a result of scaling revenue and achievement of cost efficiencies, despite continual investment in our brand, product, technology, and anti-abuse platform. In the years ended December 31, 2022 and 2021, our net margin was 0.4% and 3.5% respectively, and our Adjusted EBITDA Margin was 43.5% and 52.8%, respectively.
Our Growth Strategies
We believe there is significant opportunity in our core product driven by the rising growth of the global LGBTQ population, especially younger users that are more technology savvy. We believe we are still in the early stages of our user growth and user monetization journeys and believe that our brand and global reach uniquely position us to take advantage of the broader market growth trends.
Key elements of our growth strategy include:
•Expand Monetization Capabilities. We believe we can improve our monetization capabilities by continuing to optimize and develop our subscription offerings, introducing more stand-alone premium functions, and further optimizing our indirect revenue offerings, as described in more detail below:
•Continue to optimize and develop our subscription offerings. We plan to continue to optimize our subscription conversion through features like introductory offers, discounted trials, and win-back offers. We plan to continue to develop our subscription offerings by adding more premium features to our XTRA and Unlimited products and services, such as more advanced filters and Cascade navigation, improvements to Viewed Me, and more premium messaging features. We also expect to continue to optimize subscription pricing globally.
•Introduce more stand-alone paid features. We intend to introduce more stand-alone paid features in addition to existing subscription services. For example, we plan to allow some premium features to be purchased on a stand-alone basis, including better profile positions, appearance management, and other functions.
•Further optimize our indirect business. We intend to further optimize our indirect business by leveraging our advertising partnerships, brand sales team, and self-serve advertising system. We will continue to experiment and evaluate opportunities to increase indirect revenue through brand partnerships, unique advertising units, and merchandise.
•Grow Our User Base. We plan to deepen our penetration in our current markets, including in our key established markets such as the United States and Europe. We will continue to introduce additional features that boost user engagement, increase retention, and stimulate existing users to make word-of-mouth referrals. We also plan to enhance our marketing initiatives in these core regions. We also plan to grow our user base by targeting geographic regions outside of our current core markets that have a large number of untapped potential users and fast-growing economies. In order to attract users in these new markets, we may offer innovative and customized products and services and features adapted to specific market conditions and demands. To supplement our organic user growth, we plan to selectively invest in paid online channels, digital video channels and, where appropriate, offline channels, to further improve our penetration and market share in certain markets.
•Continue to Innovate and Develop New Features. We plan to continue to improve our products and services and introduce new features and functions for better user experiences and higher user engagement. These features and functions may be broadly implemented or strategically targeted at select regions. For example, we released tags globally in the first quarter of 2022, a feature designed to allow our users to filter and find people with specific interests highlighted on user profiles. We evaluate new functions and features in small target audiences and then roll out features with high test ratings to the larger global user base. For example, we recently released private albums first in Australia and New Zealand. After collecting initial feedback and improving the product, we released it globally in 2022. We will also continue to enhance user experiences and engagement by continuously improving our existing features and functions, including through optimization of stability, loading speed, and user interface design.
•Diversify Our Products and Services and Platform. We will continue to diversify our offerings both vertically and horizontally. Our global reach and scale have given us insights into the unique challenges our user base experiences. We believe these insights will enable us to diversify our product into other areas that touch or concern our users. We are in the early stages of building a web-based product that will allow our privacy-focused users a way to use our product without downloading an app through an app ecosystem. Additionally, we are collaborating with several partners in related industries to explore complementary functions and products and services to serve the core social interaction needs of our users.
•Invest in Machine Learning and Data Science. We will continue to invest in data to improve our product, protect our users, fight abuse and spam on our platform, and attract new users. We believe our efforts in machine learning and data science will help our users have more successful connections and improve the overall experience on our platform.
•Pursue Strategic Investments and Acquisitions. In addition to organic growth, we also plan to make strategic investments and acquisitions in targeted markets. We are continually seeking opportunities for potential strategic investments in, or acquisitions of, related or complementary businesses to help build a stronger social ecosystem for the LGBTQ community.
Technology
Our technology and product development process, designed for the unique needs of our user base, is what differentiates our platform from other social networks. Our platform development principle is “user privacy and protection first” and all technology and product decisions stem from this key tenet. We have a global team of engineers, data scientists, and product managers who work closely with our data privacy team to drive the development of our product and platform. We aim to build technology that protects our users and enables them to make connections safely.
Key components of our technology platform include:
•Location-based Technologies. We have built a large-scale location search system to connect our online users’ locations in real-time so they can seamlessly engage with their hyper-local community. This scale and accuracy of our system differentiates us from competitors. Our technology manages millions of users’ real-time locations every second of every day. We have developed a carefully optimized system capable of handling thousands of location update requests as well as thousands of location search requests per second at the same time. The system powers the main cascade user interface in our Grindr App where a user sees others who are also using the Grindr App at that moment based on distance and filter criteria.
•Data Management, Protection, and Privacy. We process over ten terabytes of user data generated on our platform on a daily basis; from that we persist over seven terabytes of data per day. In order to do this, we have built our own data warehouse infrastructure on top of world class third-party platforms. We have also built and deployed tools that allow for easy data summarization, ad hoc querying, and analysis of large datasets. These technologies help us provide each user with a personalized experience.
•Our Information Security and Data Protection Program closely aligns with the National Institute of Standards and Technologies’ (“NIST”) Cybersecurity Framework. In order to protect our data estate we have devised many procedures and controls to ensure our data is confidential, available, and maintains integrity. The level of controls utilized to maintain confidentiality, availability, and integrity of our data is based upon a data matrix that takes into account the sensitivity and criticality of the data. Our controls implore the usage of industry standard one-way hashing, and both symmetric and asymmetric encryption for data at rest and in transit.
•Access to data stores is made available by the usage of a virtual private network (“VPN”) device and is further gated by role-based access controls of privileged accounts. If data access is required for business reasons, it is granted to a specific individual for a specific data asset. All permission requests are approved by a data custodian and all access is monitored and reviewed on a regular basis.
•Large-scale Infrastructure. We have invested considerable resources and investments on our underlying architecture to serve more than a billion daily application programmable interface (“API”) requests. We have also invested resources in adopting container technologies, which allow us to scale our backend systems more easily. We run services in multiple availability zones (data centers) for redundancy. As a cloud-first company, everything we build is designed to scale and run in a stateless environment. Externally, we process over four billion API requests per day. During January 2023, we processed over 10.3 billion messages. We believe these systems will easily continue to scale as we grow.

•Client first technologies. Our APIs are designed to support real-time product features agnostic of the clients (mobile or web). We believe in the approach of build once and leverage across several clients to deliver superior uniform user experience. It’s common for users to switch between devices and other mediums and this system ensures our users can pick up where they left off.
Commitment to our Community
Our diverse, global community is at the heart of everything we do at Grindr. While we support free speech and expression, it cannot be at the expense of our community’s health or well-being. We balance the right to self-expression with promoting a safe and inclusive environment. We take proactive measures to help protect our community and promote safety throughout our users’ journey with us.
Our app has a suite of safety features, including safety notifications and messages (translated and customized to the user’s region), a PIN to help keep our users’ accounts secure, discreet app icons which allow users to disguise Grindr’s App, a range of features giving control over the sharing of images or messages and redacting them, and the ability to mute, block, and report other users. We also provide video and audio chat so users can become comfortable with each other before meeting. We also publish a holistic security guide and safety tips as guidance.
We believe education promotes healthy behavior, so we provide an extensive help center with resources and FAQ on health, wellness, community, identity, and safety. We are focused on creating inclusive and forward-thinking moderation policies and frameworks that honor the full expression of our users’ gender identity and support a positive, safe experience for our whole global community. Our suite of tools and technology utilize a three-pillar approach to content moderation:
•Automated Review. We implement preventative technologies to help mitigate risks of user misbehavior. We automatically scan profiles upon creation and conduct ongoing scans for fraudulent behavior or violations of our Community Guidelines. Our algorithms and automations remove many malicious profiles before they can interact with our community. We utilize third party tooling to enhance our automated review capabilities. In addition, we provide users with a robust appeals system which allows our users to have a manual human review of any automated decision.
•Manual Review. Our experienced human reviewers play an integral role in our moderation process. As of December 31, 2022, we utilized a team of content review personnel dedicated to moderating content on the Grindr App. We believe empathy with and understanding of our community is key to making good moderation decisions. In addition to general moderation training, our moderators regularly receive specific training on bias, gender, microaggressions, and discrimination, to help them make as fair and equitable decisions as possible. In addition to removing and blocking profiles and illicit content, our moderators reinforce our Community Guidelines to our users through our in-app warning system, which reminds our users of our expectations before their behavior escalates.
•Community Feedback. Our engaged user base also helps us maintain a safe, positive, and inclusive community. Through in-app tools, we encourage users to report inappropriate content and misbehavior.
Branding and Marketing
We have grown primarily through user-driven organic means given the strength of our brand awareness and our extensive user base. We benefit from the network effects and broad global brand awareness that resulted from first-mover advantage and compound to create a positive cycle of user-generated, organic growth. Our valuable brand name and word-of-mouth referrals means we’ve been able to keep user acquisition costs low, which has allowed us to focus our marketing efforts to date largely on community centered campaigns that further our brand reputation while providing opportunities for monetization through brand partnerships. We regularly evaluate opportunities across channels and geographies in which we can invest further to strategically accelerate user and revenue growth. The combination of our strong brand and extensive and global user base has been our most effective marketing tool to date and has enabled us to grow our users.
We also employ paid online and offline marketing initiatives to enhance our category leading brand reputation within the LGBTQ community and to accelerate our growth. Key elements of our branding and marketing strategy include:
•Online Initiatives. We attract new users and generate brand awareness through data and insight-driven content marketing and social media initiatives, influencer marketing campaigns, and video and brand partnerships. In addition, we leverage the Grindr App’s internal marketing tools and capabilities to connect external brands with our user base, and to drive awareness for our own new features and initiatives. We also partner with G4E to provide in-kind donations of digital marketing inventory to LGBTQ community groups around the world. We regularly reassess growth opportunities across all of our organic, owned and operated, and paid channels. To date, relatively little paid online user acquisition has been required for us to grow, given our brand awareness and word-of-mouth referrals.

•Offline Initiatives. We organize and participate in a variety of offline events to increase brand awareness and underscore commitment to the LGBTQ community. These events can also provide opportunities for monetization through sponsorships. Examples include WorldPride sponsorships in New York and Copenhagen, the Outfest premier of our first original scripted web series Bridesman, annual activations at San Francisco’s Folsom Street Fair, and a partnership with GoFundMe for the Save Our Spaces campaign that supported historic LGBTQ social venues affected by the pandemic and included hosting more than 30 Grindr-branded parties at local queer bars across the U.S. We intend to continue to explore additional offline marketing opportunities.
Competition
The global LGBTQ social networking market is fast growing and far from being fully addressed. It is also highly fragmented and competitive. We compete primarily with other global companies that provide dating and networking products and services that have LGBTQ users, such as Tinder and OKCupid, and regional companies that provide dating and networking products and services for LGBTQ users, such as Scruff and PlanetRomeo. We also compete with other companies that provide similar social media platforms offering connection, sharing, discovery, and communication products and services to users online, such as Instagram. In addition, while we compete with other social media platforms, we also face competition from other traditional means of meeting people, such as in-person matchmakers, as well as other forms of dating and networking that involve people meeting offline without the use of dating or networking products or services altogether. We may also develop and introduce new products and services which could subject us to additional competition.
Despite its competitive nature, the social networking industry is not a winner-take-all market, with users typically using several different platforms at the same time. We believe very few of our competitors operate at our scale or level of brand awareness. We believe our ability to compete successfully depends on various factors, including, but not limited to:
•our ability to maintain and further develop our well-established brand;
•our ability to continue to engage and grow our user base through technological innovation and introduction of new products and services that meet user requirements;
•our ability to efficiently distribute our products and services to new and existing users;
•our ability to improve and maintain superior user experience of our platform, supported by well-designed products and services and functions;
•our ability to monetize our products and services;
•our safety and security efforts and our ability to protect user data and to provide users with control over their data;
•our ability to expand and maintain our global footprint;
•our ability to navigate the changing regulatory landscape, particularly the changes in regulations relating to consumer digital media platforms, privacy and data protection;
•our ability to attract, retain and motivate talented employees, particularly software engineers, designers and product managers; and
•our ability to cost-effectively manage and grow our operations.
Employees
We believe our unique culture is one of the keys to our success. We are especially proud of how inclusive our company culture is, particularly for members of the LGBTQ community. Our company culture emphasizes transparency, collaboration, experimentation, a bias for action, and creating an environment in which everyone can bring their full and best selves to work. More than half of our current employees identify as members of the LGBTQ community, which contributes to our deep understanding of our users and our user-first mindset and approach.
We demonstrate our commitment to this community by aiming to align our employee benefits and support to meet the unique needs of our LGBTQ employees and their dependents. For example, we recently announced a gender-affirmation offering. This standard-setting offering provides low-friction assistance to employees who are transgender, non-binary, or gender non-conforming through social affirmation, legal affirmation, and surgical affirmation assistance. Additionally, we have partnered with providers to help our LGBTQ employees and their dependents find caregivers who they believe are competent in and compassionate towards the unique health needs of members of the LGBTQ community. By creating offerings that address the unique needs of all of our employees, we are demonstrating our commitment to not just our employees but to the LGBTQ community in general. We believe we are setting a new expectation for what are considered fair and equitable benefits, and we are quickly becoming regarded as best-in-class in this area.

As of December 31, 2022, we had over 202 full-time employees globally, of which approximately 60% of employees work in engineering and product development. While our headquarters is in West Hollywood, California, our workforce is currently remote-first. This allows us to find the right talent to serve our users, regardless of location. We have concentrations of employees in Los Angeles, the San Francisco Bay Area, Chicago, and New York City, which allows our employees a mix of in-person and remote work. This approach continues to be an asset in our recruiting efforts, especially as other tech companies begin to require employees to return to the office or take reductions in pay. Our non-US based employees are located in Taiwan and Canada.
We will continue to strike a balance between being remote-first while facilitating in-person meetings to encourage collaboration, and we will continue to evaluate our location strategy post-pandemic. We believe that people want to work at a company that has purpose and aligns with their personal values, and therefore our ability to recruit talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
Intellectual Property
We have developed our proprietary intellectual property over the past thirteen years. Our patents, trademarks, copyrights, domain names, trade secrets, and other intellectual property rights distinguish our products and services from those of our competitors and contribute to our competitive advantage in the markets in which we operate. To protect our intellectual property, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements, non-compete agreements, and assignment-for-inventions agreements with our employees, contractors and others and contracts with third parties. We also regularly monitor any infringement or misappropriation of our intellectual property rights.
As of December 31, 2022, our intellectual property rights include the following:
(1)    registration of over 80 domain names;
(2)    over 50 trademarks and 4 trademark applications;
(3)    12 copyright registrations; and
(4)    6 patents and 1 patent application.
As of December 31, 2022, we have secured six patents in the United States, each of which is set to expire in 2031.
We license technology and other intellectual property from our partners and rely on our license agreements with those partners to use the intellectual property. Third parties may assert claims related to intellectual property rights against our partners and us.
Government Regulation
We are subject to a number of U.S. federal and state laws and regulations, as well as foreign ones that involve matters that are important to, or may otherwise impact, our business and that may affect companies conducting business on the internet, including, but not limited to, Internet and eCommerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, arbitration agreements and class action waiver provisions, terms of service, and mobile application and website accessibility. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies in the United States and abroad, such as federal, state, and local administrative agencies. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business. See the section titled “Risk Factors—Risks Related to Regulation and Litigation—Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negatively publicity, or other harm to our business.” As a result, we could be subject to actions based on negligence, various torts and trademark and copyright infringement, among other actions. See the sections titled “Risk Factors—Risks Related to Regulation and Litigation—We are subject to litigation, regulatory and other government investigations, enforcement actions, and settlements, and adverse outcomes in such proceedings could have a materially adverse effect on our business, financial condition, and results of operation,” “Risk Factors—Risks Related to Regulation and Litigation —The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business,” “Risk Factors—Risks Related to Regulation and Litigation —Activities of our users or content made available by such users could subject us to liability,” “Risk Factors—Risks Related to Regulation and Litigation —Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions,” and “Risk Factors—Risks

Related to Information Technology Systems and Intellectual Property—From time to time, we are party to intellectual property-related litigations and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition, and results of operations.”
In the ordinary course of our business, we may process a significant volume of personal information and other regulated information from our users, employees and other third parties. Accordingly, we are, or may become, subject to numerous privacy and data protection obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to privacy and data protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Children’s Online Privacy Protection Act of 1998, the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act (“CPRA”) (starting in 2023), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023.
The CCPA, CPRA, EU GDPR and UK GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for certain data breaches. In addition, the CPRA was expanded on January 1, 2023. The CPRA, among other things, gave California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws also require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
Foreign data privacy and security laws (including the GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA—the latter of which implicates us as we have no EEA/UK operations. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; increasing transparency obligations to data subjects; limiting the collection and retention of personal data; increasing rights for data subjects; requiring the implementation and maintenance of technical and organizational safeguards for personal data; and mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals. Users in the UK and EEA transfer their personal data directly to us in the United States, and we notify users that United States may not afford the same privacy protections as their country of residence. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data protection that could affect us. See the section titled “Risk Factors—Risks Related to Regulation and Litigation—The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”
We take our data protection obligations seriously as any improper disclosure, particularly with regard to our customers’ sensitive personal data, could negatively impact our business and/or our reputation. See the sections titled “Risk Factors—Risks Relating to our Business—Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business” and “—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing applications of privacy regulations.”
Available Information

Our website address is www.grindr.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors
RISK FACTORS
Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes appearing at the end of this Annual Report on Form 10-K and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results, and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Related to our Brand, Products and Services, and Operations
Our business depends on the strength and market perception of the Grindr brand and if events occur that damage our reputation and brand, our ability to expand our base of users may be impaired, and our business could be materially and adversely affected.
We believe that our brand has significantly contributed to the success of our business. Our business and financial performance are highly dependent on the strength and market perception of our brand. We have achieved significant organic growth mainly through word-of-mouth referrals to our platform, without relying on traditional advertising for user acquisition, and therefore we believe it is critical to ensure that our users remain favorably inclined toward the Grindr brand. In addition, we believe that maintaining and enhancing our brand will be critical to expanding our user base, advertising relationships, and other partnerships.
Maintaining and enhancing our brand will depend on an array of factors, including our ability to continue to provide useful, fun, reliable, trustworthy, and innovative products and services, which we may not do successfully or as successfully as we hope. Our products and services may not always appeal to our users, which may negatively affect our brand and our ability to retain existing users, upgrade users to paid accounts or add new users. See “—If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results, and business may be significantly harmed.” In addition, the actions of our advertisers or partners may negatively affect our brand if users have a negative impression of such brands or do not have a positive experience using third-party products or services that are integrated into our platform. See “—The distribution, marketing of, and access to our products and services depends, in large part, on third-party platforms and mobile application stores, among other third-party providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products and services in any material way, it could adversely affect our business, financial condition, and results of operations.” Moreover, illicit or inappropriate conduct by users, advertisers, partners, or bad actors may adversely affect our brand, particularly if we fail to respond expeditiously to objectionable content on our platform or otherwise to address user concerns. See “—Inappropriate actions by certain of our users could be attributed to us and damage our brand or reputation, or subject us to regulatory inquiries, legal action, or other liabilities, which, in turn, could materially adversely affect our business.” We have also experienced, and expect to continue to experience, media, legislative, and regulatory scrutiny, as well as legal action and regulatory investigations, regarding user privacy and data protection, interactions between users, and other issues, which have harmed our reputation and brand and may seriously harm our reputation and brand in the future. See “—Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.” If events occur that damage our reputation or brand, our business, financial condition, and results of operations could be materially and adversely affected.
Changes to our existing products and services, or the development and introduction of new products and services, could fail to attract or retain users or generate revenue and profits.
Our ability to retain, expand, monetize and engage our user base, and to increase our revenue, depends heavily on our ability to keep pace with user demands and technological changes in the industry by, among other things, continuing to evolve our existing products and services and developing successful new products and services. We operate in an industry characterized by rapidly changing technologies in response to evolving industry standards, frequent new product and service announcements and enhancements, and changing user demands, and our competitors in the online social networking industry are constantly developing new technologies and products and services. Our performance will therefore depend on our ability to adapt in response to this environment by, among other things, continuing to improve the speed, performance, features, ease of use, and reliability of our products and services, in response to evolving user demands and competitive dynamics. Any failure to keep pace with rapid technological changes could cause us to lose market share and thus have a material adverse effect on our business, financial condition, and results of operation.
In addition, our ability to retain, expand, monetize and engage our user base, and to increase our revenue, depends on our ability to continue to improve our existing products and services and to develop and introduce successful new products and services, both independently and together with third parties. We may introduce significant changes to our existing products and services or develop and introduce new or unproven products and services, including using technologies with which we have little or no prior development or operating experience. While we believe we can further improve our monetization capabilities by diversifying our subscription offerings, introducing more stand-alone premium functions, and further optimizing our advertising offerings, these efforts may not ultimately be successful or translate into meaningful additional revenue. If we do not continue to innovate and provide attractive products and services to our users, or if we fail to consistently tailor our products and services to accommodate our users’ changing demands, we may not be able to retain a large and active user base or to generate sufficient revenue, operating margin, or other value, to justify our investments, any of which may materially adversely affect our business.
We have also invested in, and expect to continue to invest in new products and services and other initiatives, which may involve unproven products, services, and technologies, to generate revenue. We regularly update our Grindr mobile application (the “Grindr App”) to introduce new features and improve our Grindr App’s performance. However, there is no guarantee that our investment in new products and services, new features, and other initiatives will succeed or generate revenue or other benefits for us. New products, services, and features may provide temporary increases in engagement that may ultimately fail to attract and retain users such that they may not produce the long-term benefits that we expect. We may also introduce new products, services, features or terms of service or policies, and seek to find new, effective ways to show our community new and existing products and services and alert them to events and opportunities to connect, that our users do not like, which may negatively affect our brand. If our new or enhanced brand, products and services or product extensions fail to engage users, marketers, or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may materially adversely affect our business.
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results, and business may be significantly harmed.
The size of our user base and our users’ level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging users of our products and services and converting users into paying subscribers or premium add-on payers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. If our user growth rate slows down, our business performance will become increasingly dependent on our ability to retain existing users and enhance user engagement on our platform in current and new markets. In addition, although we have primarily grown our user base organically, attracting and retaining additional users for our products and services may require increasingly large sales and marketing expenditures. If our platform ceases to be one of the most frequently used social networking applications for LGBTQ individuals, or if people do not perceive our products and services to be useful, reliable, and/or trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency, duration, and depth of their engagement.
Several other online social networking companies that achieved early popularity have since experienced slower growth or declines in their user bases or levels of engagement. We may experience a similar erosion of our user base or engagement levels, particularly as we achieve higher market penetration rates. User engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:
•users increasingly engage with competing products or services;
•user behavior on any of our products and services change, including decreases in the quality of the user base and frequency of use of our products and services;
•our competitors mimic our products and services or penetrate our markets (or markets we would like to enter) and therefore harm our user retention, engagement, and growth;
•users have difficulty installing, updating, or otherwise accessing our products and services on mobile devices because of actions by us or third parties that we rely on to distribute our products and services;
•we fail to introduce new and improved products and services that appeal to our users, or if we make changes to existing products and services that do not appeal to our users;
•we are unable to continue to develop products and services that work with a variety of mobile operating systems, networks, and smartphones;
•users are no longer willing to pay for premium (fee-based) subscriptions or premium add-ons;
•we are unable to successfully balance our efforts to provide a compelling user experience with the decisions we make with respect to the frequency, prominence, and size of advertisements and other commercial content that we display on our platform;
•we fail to protect our brand image or reputation;

•we experience decreases in user sentiment related to the quality of our products and services, or based upon concerns related to data privacy and the sharing of user data, safety, security, or well-being, among other factors;
•we, or other companies in the industry, are the subject of adverse media reports or other negative publicity, including because of our data practices or other companies’ data practices;
•we fail to keep pace with evolving online, market, and industry trends (including the introduction of new and enhanced digital services);
•initiatives designed to attract and retain users and engagement are unsuccessful or discontinued;
•we adopt terms, policies, or procedures concerning user data or advertising, among other areas, that are perceived negatively by our users or the general public;
•we are unable to combat inappropriate or abusive use of our platform;
•we fail to address user or regulatory concerns related to privacy, data security, personal safety, or other factors;
•we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful and relevant to them;
•we fail to provide adequate customer service to users, advertisers, or other partners;
•technical or other problems prevent us from delivering our products and services in a rapid and reliable manner or otherwise affect the user experience, such as security breaches, distributed denial-of-service attacks or failure to prevent or limit spam or similar content;
•our current or future products and services reduce user activity on Grindr by making it easier for our users to interact and share on third-party websites;
•third-party initiatives that may enable greater use of our products and services, including low cost or discounted data plans, are discontinued;
•there is decreased engagement with our products and services because of changes in prevailing social, cultural, or political preferences in the markers in which we operate; and
•there are changes mandated by legislation, regulations, or government actions.
From time to time, certain of these factors have negatively affected our user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected. In addition, we may not experience rapid user growth or engagement in countries where, even though mobile device penetration is high, due to the lack of sufficient cellular based data networks, consumers rely heavily on Wi-Fi and may not access our products and services regularly throughout the day. Any decrease in user retention, growth, or engagement could render our products and services less attractive to users, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our user growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization to drive revenue growth.
Inappropriate actions by certain of our users could be attributed to us and damage our brand or reputation, or subject us to regulatory inquiries, legal action, or other liabilities, which, in turn, could materially adversely affect our business.
Our platform allows users to freely connect and communicate with other users. Our platform may be misused by individuals or groups of individuals to engage in illicit or otherwise inappropriate activities, which may adversely affect the public perception of our brand and our ability to retain existing users or add new users. Our content moderation team frequently detects and addresses user actions that violate our Terms and Conditions of Service, Communities Guidelines, or other policies applicable to our platform, which prohibit, among other things, any form of harassment, hate speech, violence of any kind, and other offensive content; profile pictures with nudity, pornography, or drugs; impersonation of another person; minor activity on the platform (including uploading images depicting minors or communicating with another user believed to be a minor); and illegal actions such as the advertising of sexual services or drugs. With a combination of human moderation and automated tooling, violations are frequently detected and addressed by our content moderation team, and we expect to continue to endeavor to detect and address these issues in the future.
While we have systems and processes in place that aim to monitor and review the appropriateness of the content generated on our platform, including our content moderation team, automated tools, and in-App features that allow users to report illicit or otherwise inappropriate activity to us, and have adopted policies regarding the illicit or otherwise inappropriate use of our products and services, our users have in the past, and could in the future, nonetheless engage in activities on our platform that violate our policies or the law. These safeguards may not be sufficient to ensure the safety of our users and this may harm our reputation and brand, especially if any instances of illicit or otherwise inappropriate conduct become well-publicized, as has occurred in the past.
In addition, while our policies attempt to address the illicit or otherwise inappropriate use of our products and services, and we publish and make available resources that provide users with information designed to help protect users’ digital security, personal safety (both on, and off, our Grindr App), and self-care, we do not control what happens if our users decide to meet in person after connecting on our platform.
Our platform allows users to freely connect and communicate with other users in the same geographic area or in the other geographic areas around the world through the “Explore” feature. Users of our products and services have been, and may in the future be, physically, financially, emotionally, or otherwise harmed by other individuals that they have met or may meet through the use of our products and services. For example, we have in the past received, and could in the future receive, complaints about users being assaulted or subjected to other forms of illicit conduct after meeting other users in person through our products and services. When one or more of our users suffers or alleges to have suffered any harm either on our platform or in person after meeting another user on our platform, we have in the past, and could in the future, experience legal action, regulatory investigations, or negative publicity that could damage our brand and reputation. See “—Risks Related to Regulation and Litigation—We are subject to litigation, regulatory and other government investigations, enforcement actions, and settlements, and adverse outcomes in such proceedings could have a materially adverse effect on our business, financial condition, and results of operation.” Similar events with respect to users of our competitors’ products and services could result in negative publicity for the overall social networking industry, or the LGBTQ social networking industry more specifically, which could in turn negatively affect our business, financial condition, and results of operation. See “—Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.”
Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.
We receive a high degree of media coverage around the world, partly due to the social and cultural sensitivity associated with the unique demographic group that we serve, all of which has affected, and could in the future affect, the reputation and market perception of our brand. Regardless of its accuracy or authenticity, negative publicity concerning us, including media coverage regarding the actions of our users on or off our platform, our Terms and Conditions of Service or privacy practices, the quality or safety of our products and services, the actions of our advertisers or other partners, litigation or regulatory activity, and/or the actions of other companies that provide similar services to us, could materially and adversely affect our brand, which could, in turn, materially and adversely affect the size, engagement, and loyalty of our user base, as well as the number and quality of advertisers that choose to advertise on our platform. For example, since at least 2016, multiple news outlets and research groups have identified ways to allegedly determine the precise geolocation of users of Grindr and similar services. Although we do not always use the full precision of the user’s location, and our users have the choice not to display their relative location in the Grindr cascade, trilateration, the process of estimating a user’s location by combining the distance measurement from three points surrounding a user, is a common risk in location-based apps and could be perceived as a threat to users’ location privacy in some jurisdictions. These risks have led to multiple regulatory inquiries. See “Risks Related to Regulation and Litigation—The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”
Additionally, in 2018, negative media reports raised concerns, leading to multiple regulatory inquiries, regarding our sharing of user-provided HIV status with service providers that we engaged to perform analytics services to help us improve the user experience. Although our users had consented to sharing their profile data with service providers, we had contractual protections limiting service provider use of user data, and the user data was shared in compliance with those contractual obligations and with applicable law, in response to the media reports and investigations, we discontinued sharing user-provided HIV status information with these service providers, among other measures. This unfavorable media coverage created negative sentiment regarding our brand and our privacy practices among our current and potential user base, advertisers, platform partners, and other stakeholders as well as the general public, some of which continues to this day. See “—Risks Related to Regulation and Litigation—The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.” Furthermore, in 2021, a religious blog claimed to have used a “commercially available” data set which contains “signal” data which allegedly included Grindr’s “data,” among other unidentified sources, to reveal that a Catholic priest had utilized Grindr’s app, resulting in that priest resigning his position. Although in response to the blog we took steps to clarify our data practices (and to inquire into the potential data sources relied on by the blog), the blog may have created negative sentiment regarding our brand and our privacy practices, regardless of the accuracy or authenticity of the blog.
We cannot assure you that we will be able to defuse negative publicity about us and/or our services to the satisfaction of our users, advertisers, platform partners, and other stakeholders. If we fail to protect our brand or reputation, given our reliance on the strength of our brand and organic growth, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer Grindr App installs (or increased Grindr App uninstalls), fewer conversions to premium subscription versions of our Grindr App, or slower user growth rates, among other negative effects. Negative publicity, especially when it is directly addressed against us, may also require us to engage in defensive media campaigns which, in turn, may cause us to increase our marketing expenses and divert our management’s attention and may adversely impact our business and results of operations. If events occur that damage our brand and reputation and we fail to respond promptly or if we incur excessive expenses in these types of efforts, our business, financial condition and results of operations could be materially and adversely affected. See “—Our business depends on the strength and market perception of the Grindr brand. If events occur that damage our reputation and brand, our ability to expand our base of users may be impaired, and our business could be materially adversely affected”.
The online social networking industry in which we operate is highly competitive, and if we cannot compete effectively our business will suffer.
The online social networking industry is highly competitive, with a consistent stream of new products and services and entrants. We compete primarily with other global companies that provide dating and networking products and services that have LGBTQ users, such as Tinder and OKCupid, and regional companies that provide dating and networking products and services for LGBTQ users, such as Scruff and PlanetRomeo. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics, or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products and services that are more appealing to users and potential users than our products and services, or to respond more quickly and/or cost-effectively than us to new or changing opportunities. In addition, to the extent that some of our competitors were first movers in particular geographic regions, their positions in those regions could create barriers to our entry.
In addition, within the social networking industry more generally, costs for users to switch between products and services are low, and users have a propensity to try new approaches to connecting with other people and to use multiple products and services at the same time. As a result, new products and services, entrants, and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, or a new or existing distribution channel, creating a new approach to connecting people or some other means.
Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily than we do, or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies, which may develop products and services, features, or services that compete with ours, and which may have easier access to new markets or potential users than we do. For example, Facebook recently launched Facebook Dating in North America, Europe, and other markets around the globe. Facebook and similar competitors could gain competitive advantages over Grindr through, for example, their access to existing large pools of potential users and preexisting information about those potential users and/or their strong or dominant positions in one or more markets, or by offering different product features or products and services at low or no cost to users. Our competitors may develop products and services, features, or services similar to ours or that achieve greater market acceptance than our products and services, features, or services, they may undertake more far-reaching and successful product development efforts or marketing campaigns than we do, or they may adopt more aggressive pricing policies than we do. Any of these efforts, if successful, may enable our competitors to acquire and engage users at the expense of our user growth or engagement, which may have a material adverse effect on our business, financial condition, and results of operation. See “—If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results, and business may be significantly harmed.”
Moreover, in emerging international markets, where mobile devices often lack large storage capabilities, among other technical limitations, we may compete with other applications for the limited space available on a user’s mobile device. We also face competition from traditional and online media businesses for advertising budgets. As we introduce new products and services, as our existing products and services evolve, or as other companies introduce new products and services, we may become subject to additional competition.
In addition, we believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:
•the usefulness, ease of use, performance, and reliability of our products and services compared to our competitors;
•the size and demographics of our user base;
•the scale, growth, and engagement of our users with our products and services relative to those of our competitors;
•our ability to acquire efficiently new users for our products and services;
•the timing and market acceptance of our products and services;
•our ability to introduce new, and improve on existing, features, products and services, and services in response to competition, user sentiment or requirements, online, market, social, and industry trends, the ever-evolving technological landscape, and the ever-changing regulatory landscape (in particular, as it relates to the regulation of online social networking platforms);

•our ability to continue monetizing our products and services;
•the frequency, size, and relative prominence of the ads and other commercial content displayed by us or our competitors;
•our customer service and support efforts;
•the reputation of our brand for trust and safety and privacy and data protection, among other things;
•adverse media reports or other negative publicity;
•the effectiveness of our advertising and sales teams;
•continued growth in internet access and smartphone adoption in certain regions of the world, particularly emerging markets;
•changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•acquisitions or consolidations within our industry, which may result in more formidable competitors;
•our ability to attract, retain, and motivate talented employees, particularly software engineers;
•our ability to protect our intellectual property, including against our competitors’ possible attempts to mimic or copy aspects of our Grindr App;
•our ability to cost-effectively manage and grow our operations; and
•our ability to maintain the value and reputation of our brand relative to our competitors.
If we are not able to effectively compete against our current or future competitors and products and services that may emerge, our user base and level of user engagement may decrease, which could have a material adverse effect on our business, financial condition, and results of operations.
We have grown rapidly in recent years and certain members of our management team have joined us recently. If we are unable to manage our growth effectively, our brand, company culture, and financial performance may suffer.
Since launching our platform in 2009, we have experienced rapid growth and demand for our services. We have expanded our operations rapidly worldwide, and certain members of our management team have joined us recently. As we grow, our business becomes increasingly complex and the process of implementing operations at scale takes time. We have increased our employee headcount, and we expect our headcount growth to continue for the foreseeable future. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing, focus on innovative product and content development, and upgrade our information systems and other processes, among other changes. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training, and managing a diverse, remote-first, and growing employee base. We expect to continue to make investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints as we grow and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and results of operations may be negatively affected. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to focus on and pursue our corporate objectives effectively. If our management team does not effectively manage our growth, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, we have been, and may in the future be, subject to legacy claims or liabilities arising from policies, systems, and/or controls in earlier periods of our rapid development.
The rapidly evolving nature of the markets in which we operate creates substantial uncertainty concerning how these markets may develop, and reduce our ability to accurately forecast quarterly or annual revenue and future growth. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and operating results.
Our quarterly operating results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.
Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter, which makes them difficult to predict. Our financial condition and operating results in any given quarter can be influenced by numerous factors, many of which we cannot predict or are outside of our control, including:

•fluctuations in the rate at which we retain existing users and attracts new users, the level of engagement by our users, or our ability to convert users from the free version of the platform to premium (fee-based) subscriptions;
•our development, improvement, and introduction of new products and services, services, technology, and features, and the enhancement of existing products and services, services, technologies, and features;
•successful expansion into international markets, particularly in emerging markets;
•errors in our forecasting of user demand;
•increases in engineering, product development, marketing, or other operating expenses that we may incur to grow and expand operations and to remain competitive;
•changes in our relationship with Apple, Google, or other third parties;
•announcements by competitors of significant new products and services, services, licenses, or acquisitions;
•the diversification and growth of our revenue sources;
•our ability to maintain gross margins and operating margins;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•the continued development and upgrading of our technology platform;
•our ability to effectively prevent and remediate system failures or breaches of security or privacy;
•our ability to obtain, maintain, protect and enforce intellectual property rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party intellectual property;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment, including with respect to privacy, intellectual property, consumer product safety, and advertising, or enforcement by government regulators, including fines, orders, or consent decrees; and
•changes in business or macroeconomic conditions, including the impact of the current COVID-19 outbreak, inflation, lower consumer confidence in our business or in the social networking industry generally, recessionary conditions, increased unemployment rates, stagnant or declining wages, political unrest, armed conflicts, natural disasters, as well as financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank ("SVB").

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our results of operations.
The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to fully meet the expectations or those of analysts that could cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of the stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
The distribution, marketing of, and access to our products and services depend, in large part, on third-party platforms and mobile application stores, among other third-party providers. If these third parties limit, prohibit, or fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, it could materially and adversely affect our business, financial condition, and results of operations.
We market and distribute our products and services primarily through the Apple App Store and Google Play Store. We are subject to the standard terms, conditions, and guidelines of these platforms for App developers, which govern the promotion and distribution of our products and services on their respective platforms, and our ability to market the Grindr brand on any given property or channel is subject to the policies of the relevant third party. In addition, there is no guarantee that these popular mobile platforms will continue to feature or make available our products, or that we will be able to comply with the standard terms, conditions, and guidelines of these platforms, such that our products and services continue to be available through these platforms. Apple App Store and Google Play Store have and may continue to impose access restrictions for users in Russia and other geopolitical regions in relation to the conflict between Russia and Ukraine or other events that are beyond Grindr’s control, such as terrorism, public health crises, or political unrest, which could result in the inability to access and use our products and services and other negative experiences for our users and, in turn, harm our user reputation and adversely affect our business. In addition, there is no guarantee that users will continue to use our products and services rather than competing products and services.
We also depend on the interoperability of our products and services with popular mobile operating systems, networks, technologies, products and services, and standards that we do not control, such as the iOS and Android operating systems. Any changes, bugs, or technical issues in these systems, or changes in our relationships with third party product or service providers such as our mobile operating system partners, handset manufacturers, or mobile carriers, or changes in their agreements, terms of service or policies that degrade our products and services’ functionality, reduce or eliminate our ability to update or distribute our products and services, give preferential treatment to competitive products and services, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products and services or our delivery of ads, could impact the usage of our products and services on mobile devices and have a material adverse effect on our business, financial condition, and results of operations. For example, starting with iOS version 14, Apple has required App developers to ask users for their permission to track them or to access their device’s advertising identifier (known as the IDFA). Tracking refers to the act of linking user or device data collected from one App with user or device data collected from other companies’ Apps, websites, or offline properties for targeted advertising (e.g., personalized ads) or advertising measurement purposes. A low opt-in rate to grant IDFA by iOS App users will, and may continue to, significantly limit the ability of advertisers to accurately target and measure their advertising campaigns at the user level and App developers may experience increased cost per registration.

In addition, certain channels have, from time to time, limited or prohibited advertisements for similar products and services, including because of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels or providing certain features in the future.
Further, many users historically registered for (and logged into) our Grindr App exclusively through their Apple IDs, Google usernames, or Facebook profiles. While we have alternate authentication methods that allow users to register for (and log into) our Grindr App using an email address or their mobile phone numbers, there can be no assurances that users will use these other methods. Apple, Google, and Facebook have broad discretion to change their terms and conditions in ways that could limit, eliminate, or otherwise interfere with our ability to use Apple IDs, Google usernames, or Facebook profiles as a registration method or to allow these entities to use such data to gain a competitive advantage. If Apple, Google, or Facebook did so, our business, financial condition, and results of operations could be materially adversely affected. Additionally, if security on Apple, Google, or Facebook is compromised, if our users are locked out from their accounts, or if Apple, Google, or Facebook experiences an outage, our users may be unable to access our products and services. If our ability to distribute our products and services to our users is impaired, even if for a temporary period, user growth and engagement on our service could be materially adversely affected, even if for a temporary period. Any of these events could materially adversely affect our business, financial condition, and results of operations.
Privacy concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations.
We collect user profile, precise user location, and other personal data from our users to provide them with our products and services and to better facilitate connections among our users. As discussed above, despite the increased level of social acceptance of the LGBTQ community, identification as LGBTQ remains stigmatized, marginalized, and deemed illegal in certain parts of the world. Grindr embraces all sexual orientations and gender identities, including those who identify expressly as straight, gay, bi+ (i.e., those open to multiple genders like pansexual, polysexual, queer, fluid, and flexible), transexual, lesbian, demisexual, among others. However, certain of our existing and potential users may prefer not to associate with our platform publicly, not to identify themselves publicly as LGBTQ, not to have assumptions or perceptions formed about their sexual orientation or gender identity, and/or not to have their sexual orientations and gender identities known by others in the LGBTQ community.
While we will endeavor to monitor adverse legal developments globally, including legislative action and restrictive regulatory interpretations related to the processing of personal data, including special categories of personal data which we collect and process, and attempt to comply with these legal developments, we may in the future be subject to more stringent obligations or claims under such adverse legislation or regulatory interpretations, which can materially impact our ability to provide our services in certain locales with restrictive data privacy regulatory frameworks.
In addition, although our products and services aim to create an environment inclusive of all people (both within and outside of the LGBTQ community), our potential users may be reluctant to use our products and services out of fear of the ramifications of being associated with our platform or identified or perceived as a potential member of the LGBTQ community. Concerns about being identified or perceived in a certain way, as well as concerns about the collection, use, disclosure, or security of personal information or chat history or other privacy-related matters, even if unfounded, could damage our reputation and discourage potential users from choosing our platform, all of which may adversely affect our business, financial condition, and results of operations. See “—Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation.”
Any incidents where our users’ information is accessed without authorization, or is improperly used, or incidents that otherwise violate our policies or do not comply with applicable laws and best practices, could damage our reputation and diminish our competitive position. Affected users or government authorities could initiate legal or regulatory actions against us over these incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. In addition, our advertising and other business partners also have varying expectations and demands with respect to data privacy and protection measures and practices, and our failure to fully meet such expectations or demands may cause our advertising or other business partners to take adverse actions, including without limitation suspension, termination, or other unexpected changes in the business relationship which may materially and adversely affect our financial condition, business outlook, or reputation. Our success depends, in part, on our ability to access, collect, and use personal data about our users and to comply with applicable privacy and data protection laws and industry best practices. See “—Risks Related to Regulation and Litigation—Our success depends, in part, on our ability to access, collect, and use personal data about our users and to comply with applicable privacy and data protection laws and industry best practices.”
In addition, from time to time, we receive requests or demands for information from law enforcement agencies that seek access to our user content. In some cases, these requests or demands seek information that we are not able to provide or have determined it is not appropriate to provide due to technical limitations, privacy concerns, or retention practices. Maintaining the trust of our users is important to sustain our user growth, retention, and engagement. Concerns over our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services, any of which may adversely affect our business, financial condition, and results of operations.
We rely primarily on the Apple App Store and Google Play Store as the channels for processing of payments. In addition, access to our products and services depends on mobile App stores and other third parties such as data center service providers, as well as third-party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Any deterioration in our relationship with Apple, Google or other such third parties may negatively impact our business.
Our products and services mainly depend on mobile App stores and the continued services and performance of other third parties such as data center service providers, third party payment aggregators, computer systems, internet transit providers, and other communications systems and service providers. We primarily make our Grindr App available to users through, and therefore largely depend upon, the Apple App Store and the Google Play Store. While our Grindr App is generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and premium add-ons. We determine the prices for these subscriptions and premium add-ons, but at this time, they are primarily processed through the in-App payment systems provided by Apple and Google. We also utilize Stripe in order to process payments related to certain legacy subscriptions. Apple and Google, as well as other third parties such as Stripe, have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our Grindr App, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by such third parties through our Grindr App, and to interpret their respective terms and conditions in ways that may limit, eliminate, or otherwise interfere with our products and services, our ability to distribute our Grindr App through their stores, our ability to update our Grindr App, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-App products and services, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect.
To the extent such third parties do so, our business, financial condition, and results of operations could be materially adversely affected. For example, our business could suffer materially if Apple or Google, including other third parties, albeit to a lesser extent, change their standard terms and conditions, interpretations, or other policies and practices in a way that is detrimental to us or if they determine that we are in violation of their standard terms and conditions and prohibit us from distributing our Grindr App on their platforms.
There can be no assurance that Apple or Google, or any other similar third party, will not limit, delay, eliminate, or otherwise interfere with the distribution of our Grindr App, or that we will not be limited or prohibited from using certain current or prospective distribution or marketing channels in the future. For example, either Apple or Google could block or delay the distribution of a new version of our platform or our products and services based upon alleged non-compliance with their policies concerning safety or in-App content, technical performance, or design, among other issues. In addition, Google could immediately terminate our Google Play distribution agreement if we experience a change of control, which would have a material adverse effect on our business. If Apple or Google took any such actions, or if we experience a deterioration in either relationship, our business, financial condition, and results of operations could be materially adversely affected.

Apple recently announced that it would allow app developers to process payments for subscriptions and other premium add-ons outside of Apple’s payment system. However, there can be no assurance that we will be successful in our effort to process payments outside of Apple’s payment systems.
In addition, we rely on a wide array of additional third parties in various other aspects of our operations, including software developers, computing, storage, and bandwidth service providers, suppliers of technology infrastructures, mobile application optimization and analytics firms, sales and marketing channels, contract engineers, contract content contributors, as well as LGBTQ rights advocacy organizations around the world. Any deterioration in our relationships with these third-party suppliers, vendors, and business partners, or any adverse change in the terms and conditions governing these relationships, could have a negative impact on our business, financial condition, and results of operations.
Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.
To deliver a high-quality user experience, our products and services must work well across a range of mobile operating systems, networks, technologies, mobile devices, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these mobile operating systems, handset manufacturers, networks, mobiles devices, mobile carriers, and standards. In addition, any future changes to mobile operating systems, networks, mobile devices, mobile carriers, or standards may impact the accessibility, speed, functionality, and other performance aspects of our products and services. These issues may, and likely will, occur in the future from time to time. If users experience issues accessing or using our products and services, particularly on their mobile devices, or if our users choose not to access or use our products and services on their mobile devices, our user growth, retention, and engagement could be harmed, and our business, financial condition, and results of operation could be adversely affected.
As discussed above, we market, distribute, and make our products and services available across several mobile operating systems and devices (e.g., iOS and Android) and through a number of third-party publishers and distribution channels (e.g., the Apple App Store and Google Play Store). There can be no guarantee that popular mobile devices will continue to feature our products and services, or that mobile device users will continue to use our products and services over competing products and services. In addition, if the number of platforms for which we develop our products and services increases, our costs and expenses will also increase, as will the risks of bugs, outages, or other technical issues. Moreover, our products and services require high-bandwidth data capabilities. If the costs of data usage increase, our user growth, retention, and engagement may be seriously harmed.
Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation.
While there has been substantial progress in the protection of LGBTQ rights in certain parts of the world, identification as LGBTQ remains stigmatized, marginalized, and deemed illegal in many parts of the world. We have faced and may continue to face incidents in which government authorities in certain countries use our products and services to entrap and arrest LGBTQ individuals under charges of “promoting sexual deviancy” and “inciting immorality,” among others.
In addition, some countries, including Pakistan and the Crimean Peninsula in Ukraine, have banned our products and services and the products and services of other companies in the industry that provide services for and promote the LGBTQ community. Access to our Grindr App in other countries, such as China, Turkey, Lebanon, Indonesia, the United Arab Emirates, Saudi Arabia, and Qatar, may only be available through the use of services such as virtual private networks, or VPNs, or via home wireless networks, thereby decreasing accessibility to our products and services. Adverse social and political environments for the LGBTQ community in anti-LGBTQ countries could limit our geographical reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation.
In addition, government authorities in various countries may seek to restrict user access to our products and services, if they consider us to be in violation of their laws, a threat to public safety, or for other reasons, including if they consider the content on our products and services to be immoral or indecent. In the event that content shown on our products and services is subject to censorship, access to our products and services may be restricted (in whole or in part) in one or more countries, we may be required to or elect to make changes to our operations or other restrictions may be imposed on our products and services. If our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain, expand, and engage our user base and qualify advertisers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our business, financial condition, and results of operations could be materially adversely affected.
Our success depends on the demographics of the community that we serve and our ability to foresee and respond to changing market and user demands.
Our success depends heavily upon a variety of factors specific to the adult LGBTQ community that we serve. Changes in the population size, gender distribution, disposable income, and other demographic characteristics of the global LGBTQ community could have a significant impact on demand for our products and services and our attractiveness to advertisers who pay to reach our user base.
In addition, changes in the demographic characteristics of the LGBTQ community could result in shifts in its members’ demands and preferences. The significant diversity within the adult LGBTQ global population further imposes challenges for us to successfully foresee and respond to the changing preferences and interests of this community. Should we fail to adequately foresee and respond to the demands and preferences of the markets we serve, our business, financial condition, and results of operations would be materially and adversely affected.
Our growth and monetization strategies may not be successfully implemented or generate sustainable revenue and profit.
To sustain our revenue growth, we must effectively monetize our user base and expand the monetization of our products and services. Our growth and monetization strategies are constantly evolving. We plan to offer our users more types of subscription packages, additional offers to encourage conversion to premium (fee-based) subscriptions, and stand-alone for-pay features, among other strategies. In addition, we intend to diversify our advertiser portfolio and strengthen the performance of our online self-service advertising system. However, these efforts might not be successful and may not justify our investment, or we may not be able to pursue them at all. We have limited and may continue to limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to maximize our advertising revenue. In addition, we are continuously seeking to balance the growth objectives and monetization strategies with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to retain and attract users. If our growth and monetization strategies do not generate sustainable revenue, our business, financial condition, and results of operations could be materially adversely affected.
Our product development, investment, and other business decisions may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product development and investment decisions that may not prioritize short-term financial results, if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we launched our Grindr 4 Equality initiative to better serve the LGBTQ community and strengthen our brand image without focusing on immediate financial returns. Likewise, we occasionally launch features that we cannot monetize (and may never be able to monetize), but those features aim to improve the overall user experience and thus improve our long-term financial performance by driving user engagement and retention, among other potential effects. However, these sorts of decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with partners and advertisers, and our business, financial conditions, and results of operations could be materially adversely affected.
The failure to attract new advertisers, the loss of existing advertisers, a deterioration in any of our advertising relationships, or a reduction in their spending could adversely harm our business.
We currently generate a material portion of our revenue from advertising on our products and services, which is included under our Indirect Revenue. We attract third-party advertisers because of our extensive LGBTQ user base worldwide, among other factors. Any decrease or a slower growth in our user base or user engagement may discourage new or existing advertisers from advertising on our products and services. The advertisers control their respective development and operation, and we have little input, if any at all, on how their platforms operate. In addition, we largely do not have control over the type of advertisers or the content of their advertisements on our platform. Any deterioration in our relationship with these platforms, any changes in how they operate their platforms or in the requirements regarding the content on our platform, or any deterioration in the platforms’ relationships with advertisers that advertise on our platform may materially adversely affect our advertising revenue. Any loss of existing advertisers or failure to attract new advertisers will materially adversely affect our business, financial condition, and results of operations.
Our advertisers typically do not have long-term advertising commitments with us. The majority of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, certain advertisers may view some of our products and services as controversial, experimental or unproven. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Moreover, we rely on the ability to collect and disclose data and metrics for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or any other reason, on our ability to collect and disclose data to our advertisers would impede our ability to attract and retain advertisers. Our ability to collect and disclose data may also be adversely affected by third-parties, such as third-party publishers and platforms. See “—The distribution, marketing of, and access to our products and services depend, in large part, on third-party platforms and mobile application stores, among other third-party providers. If these third parties limit, prohibit, or otherwise interfere with the distribution or use of our products and services in any material way, it could materially adversely affect our business, financial condition, and results of operations.”
In addition, we believe that our advertising revenue could also be adversely affected by many factors both within and beyond our control, including:

•decreases in monthly active users and user growth and engagement, including time spent on our products and services;
•decreased user access to and engagement with us through our mobile products and services;
•the degree to which our users cease or reduce the number of times they engage with ads placed through our products and services;
•changes in our demographics that make us less attractive to advertisers;
•product changes or inventory management decisions that we make that reduce the size, frequency, or prominence of ads and other commercial content displayed on our products and services;
•our inability to improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;
•loss of advertising market share to our competitors;
•adverse legal developments relating to advertising, including legislative action, regulatory developments, and litigation;
•competitive developments or advertiser perception of the value of our products and services that change the rates we can charge for advertising or the volume of advertising on our products and services;
•adverse media reports or other negative publicity involving us or other companies in our industry;
•our inability to create new products and services that sustain or increase the value of our ads and other commercial content;
•changes in the pricing of online advertising;
•difficulty and frustration from advertisers who may need to reformat or change their advertisements to comply with our guidelines;
•the impact of new technologies that could block or obscure the display of our ads and other commercial content; and
•the impact of macroeconomic conditions and conditions in the advertising industry in general.
The occurrence of any of these or other factors could result in a reduction in demand for our ads and other commercial content, which may reduce the prices we receive for our ads and other commercial content, or cause advertisers to stop advertising with us altogether, any of which could negatively affect our business, financial condition, and results of operation.
We may not be able to charge subscription fees or premium add-on fees at a sufficient level or raise these fees.
We currently offer two premium (fee-based) subscription versions of our platform, Grindr Xtra and Grindr Unlimited, each of which offers a wide range of premium services to subscribers through additional features. Subscribers can choose different subscription packages for different periods, with deeper discounts typically being offered to subscribers who select longer subscription periods. In addition, we at times offer users the option to purchase certain premium add-ons, such as one-day day pass memberships to our premium subscription versions of the platform, among other premium add-on offers. Given the increasing market competition that we face, the constantly changing user demands and preferences that we must address, and the uncertainties in the overall economic environment, we may not be able to charge fees at a sufficient level or raise fees, especially in emerging markets.
In addition, our pricing strategies may fail to gain acceptance among users or compete effectively against our competitors, especially in emerging markets where we have less of an operating history. Moreover, we may be unable to convert our users from our free products and services to our subscription-based products and services at a sufficient rate, or at all. In any of these events, our business, financial condition, and results of operations could be materially adversely affected.

We have significant internationally sourced revenue and plan to expand our operations abroad in markets in which we have more limited operating experience. As a result, we may face additional risks in connection with certain of our international operations that could adversely affect our financial results.
We have significant internationally sourced revenue and plan to continue the international expansion of our business, including through the translation of our products and services. As of December 31, 2022, we distribute the iOS and Android versions of our Grindr App in 9 and 21 languages, respectively, and had registered users in most countries and territories in which the Apple App Store and Google Play Store operate (except Cuba, China, Iran, Sudan and Ukraine). Our international revenues represented 37.4% and 35.8% of total revenue for the years ended December 31, 2022 and 2021, respectively.
We may enter new international markets and expand our operations in existing international markets, where we have limited or no experience in marketing, selling, and deploying our products and services. In addition, some or all of our products or services may not be permitted or made available in certain markets due to legal and regulatory complexities and different societal perceptions of LGBTQ identities. See “—Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation.” If we fail to deploy, manage, or oversee our international expansion successfully, our business may suffer.
In addition, we believe that operating internationally, particularly in countries in which we have more limited experience, exposes us to a number of additional risks both within and beyond our control, including:
•operational and compliance challenges caused by distance, language, and cultural differences;
•political tensions, social unrests, or economic instability, particularly in the countries in which we operate;
•differing levels of social and technological acceptance of our products and services, or lack of acceptance of them generally;
•low usage and/or penetration of internet-connected consumer electronic devices;
•risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, data security and unexpected changes in laws, regulatory requirements, and enforcement;
•potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;
•our lack of a critical mass of users in certain markets;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•burdens of complying with a variety of foreign laws, including multiple tax jurisdictions;
•competitive environments that favor local businesses;
•reduced protection for intellectual property rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
•regulations that might add difficulties in repatriating cash earned outside the U.S. and otherwise preventing us from freely moving cash;
•import and export restrictions and changes in trade regulations;
•political unrest, terrorism, military conflict (such as the conflict involving Russia and Ukraine), war, health and safety epidemics (such as the COVID-19 pandemic and the 2022 mpox outbreak) or the threat of any of these events;

•export controls and economic sanctions administered by the U.S. Department of Commerce Bureau of Industry and Security and the U.S. Department of the Treasury Office of Foreign Assets Control and similar regulatory entities in other jurisdictions;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-corruption laws in other jurisdictions; and
•compliance with statutory equity requirements and management of tax consequences.
Moreover, geopolitical tensions in or involving countries in which we operate, such as Russia, may prevent us from operating in certain countries or increase our costs of operating in those countries. See “—A downturn in the global economy, especially in the United States and Europe, where a substantial majority of our revenue is generated could adversely harm our business.” In addition, if enforcement authorities demand access to our user data, our failure to comply could lead to our inability to operate in such countries or other punitive acts. For example, in 2018, Russia blocked access to the messaging app Telegram after it refused to provide access to the Russian government to encrypted messages.
The occurrence of any of these or other factors or our failure to effectively manage the complexity of our global operations could materially adversely affect our international operations, which could, in turn, negatively affect our business, financial condition, and results of operations.
Our business and results of operations may be materially adversely affected by the recent COVID-19 pandemic, the 2022 mpox outbreak, or other similar outbreaks.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the recent COVID-19 pandemic and newly declared public health emergencies such as the 2022 mpox outbreak. The COVID-19 pandemic has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed over the past few months in various parts of the world, ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, and could materially adversely affect demand, or our users’ ability to pay, for our products and services. The 2022 mpox outbreak has spread to many regions of the world, including to regions where we conduct our business operations. We have seen slower active user growth in areas with significant mpox outbreaks. If the mpox outbreak continues to spread, any resulting fluctuation in our user base and user activity may have a material adverse effect on our business operations and financial results.
A public health epidemic, pandemic or public health emergency, including COVID-19 and 2022 mpox outbreak, poses the risk that we or our employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period, including due to shutdowns necessitated for the health and well-being of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities. In addition, in response to the COVID-19 pandemic, we have taken several precautions that may adversely impact employee productivity, such as moving to a remote-first work environment, imposing travel restrictions within the U.S. and internationally, and temporarily closing office locations.
A widespread epidemic, pandemic, or other health crisis could also cause significant volatility in global markets. The COVID-19 pandemic has caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby negatively impact our liquidity.
We have in the past experienced, and may in the future experience volatility in our user and revenue growth rates as a result of the COVID-19 pandemic and the 2022 mpox outbreak. We intend to continue to execute on our strategic plans and operational initiatives; however, the uncertainties may result in delays or modifications to these plans and initiatives. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies. The timing and success of our international expansion may be negatively impacted by COVID-19, the 2022 mpox outbreak or other disease outbreaks, which could impede our anticipated growth. As we experience volatility or decline in growth rates, investors’ perceptions of our business may be adversely affected, and the trading price of our shares of Common Stock may decline.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. In addition, the COVID-19 pandemic and the 2022 mpox outbreak could increase the magnitude of many of the other risks described in this Annual Report on Form 10-K and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which it operates experience a prolonged occurrence of adverse public health conditions, such as COVID-19, the 2022 mpox outbreak and other similar outbreaks, it could materially adversely affect our business, financial condition, and results of operations.

The forecasts and projections herein are based upon certain assumptions, analyses, and estimates. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.
The forecasts and projections, including projected revenue growth, Adjusted EBITDA Margin and the anticipated market opportunity, growth and penetration, are subject to significant uncertainty and are based on certain assumptions, analyses and estimates, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses and estimates about future pricing and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks and uncertainties. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, adversely affecting the value of Common Stock.
We depend on our key personnel and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.
We currently depend on the continued services and performance of our key personnel, including members of senior management, product development and revenue teams, engineering personnel, and privacy and information security employees, among other key staff. In addition, some of our key technologies and systems have been, or may be in the future, custom-made for our business by our key personnel. If one or more of our senior management or other key employees cannot or chooses not to continue their employment with us, we might not be able to replace them easily, in a timely manner, or at all. In addition, the risk that competitors or other companies may poach our talent increases as we continue to build our brand and become more well-known. Our key personnel likely have been, and may continue to be, subject to poaching efforts by our competitors and other internet and high-growth companies, including well-capitalized players in the social media and consumer internet space. The loss of key personnel, including members of management, product development and revenue teams, engineering personnel, and privacy and information security employees, could disrupt our operations and have a material adverse effect on our business, financial condition, and results of operations.
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. We face intense competition in the industry for well-qualified, highly skilled employees and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity, and teamwork that we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements resulting from the COVID-19 pandemic, among other factors, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity, and retention could suffer, and our business, financial condition, and results of operations could be materially adversely affected.
Finally, effective succession planning will be important to our future success. If we fail to ensure the effective transfer of senior management knowledge and to create smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial, and operating goals, as well as our business, financial condition, and results of operations generally, could be materially adversely affected.
We have limited insurance coverage with respect to our business and operations.
Although we maintain property insurance, professional liability insurance, technology error and omission/cyber liability insurance, and commercial general liability insurance, we cannot assure you that our insurance coverage will be sufficient or that future coverage will be available at reasonable costs. Accordingly, we may determine that we cannot obtain insurance on acceptable terms or at all. However, we have in the past, and may in the future, experience issues obtaining cyber insurance that provides third-party reimbursement or obtaining such insurance on favorable terms.
In addition, our business disruption insurance covers only loss of business income sustained due to direct physical loss or damage to property on our premises, and insurance policies covering damage to our IT infrastructure or information technology systems are limited. Any disruptions to our IT infrastructures or systems or an uncovered business disruption event could result in substantial cost to us and diversion of our resources.
Problems with any insurer, or the general limitations of our insurance policies, including any applicable retentions or caps, could result in limited coverage for us and cause us to incur significant operating expenses. Additionally, if a significant loss, judgment, claim or other event is not covered by insurance, the loss and related expenses could harm our business, financial condition and results of operations. The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.

We rely on certain key operating metrics that have not been independently verified to manage our business, we may periodically change our metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We regularly review metrics, such as MAUs, to evaluate growth trends, measure our performance, and make strategic decisions. The MAUs are calculated using unique devices that demonstrate activity on our Grindr App on a calendar month basis and the devices counted may not exactly correlate to the number of users of our Grindr App. The MAUs are also calculated using internal company data gathered on analytics platforms that we developed or deployed and operate, and they have not been validated by an independent third party. In addition, our internal systems measure MAUs by detecting user activity when users open our Grindr App on their devices, regardless of whether the users engage in any further activities using the application, and therefore these metrics cannot measure the extent to which our users use our products and services, or accurately estimate the impact that it may have on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for more details. While these metrics are based on what we believe to be reasonable estimates of our user base for the applicable periods, there are inherent challenges in measuring how our products and services are used across large populations globally and in accounting for spam accounts (as opposed to genuine users). Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Grindr App when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such an account. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve our estimates of our user base, and such estimates may change due to improvements or changes in our methodology.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of MAUs were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved, the rapidly changing nature of mobile devices and systems, how our platform manages identity, and the way our users use the Grindr App, we expect these issues to continue. We are currently exploring and developing an alternative identifier in an effort to capture different use cases on our platform, such as when a user logs into their account from multiple devices or when users periodically uninstall and then reinstall our Grindr App. This identifier may not be applicable retroactively to historical data. This technology is still nascent, and it may be some time before we determine the resultant data is reliable or useful. To the extent we switch to reporting MAU data in the future based on this alternative identifier, it may be difficult for investors to evaluate period over period comparisons of these metrics. We may periodically change the metrics we use for internal or external reporting purposes. If advertisers, partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. If customers, platform partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be materially adversely impacted and users, platform partners, and investors may be less willing to allocate their resources or spending to our Grindr App, any of which could materially negatively affect our business, financial condition, and results of operation.
Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.
We operate in various international markets. During the years ended December 31, 2022 and 2021, our international revenue represented 37.4% and 35.8% of our total revenue, respectively. We translate international revenues into U.S. dollar-denominated operating results, and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can result in foreign currency exchange gains and losses.
We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar, and investments in foreign subsidiaries with a functional currency other than the U.S. dollar.
Brexit has caused, and may continue to cause, volatility in currency exchange rates between the U.S. dollar and the British pound, or GBP, and the full impact of Brexit remains uncertain. To the extent that the U.S. dollar strengthens relative to the GBP, the translation of our international revenues into U.S. dollars will reduce its U.S. dollar denominated operating results and will affect their period-over-period comparability. See “—Risks Related to Regulation and Litigation—Legal, political, and economic uncertainty surrounding the exit of the United Kingdom from the European Union, or Brexit, and the implementation of the trade and cooperation agreement between the United Kingdom and the European Union could have a material adverse effect on our business.”
Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Information Technology Systems and Intellectual Property
Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks on our systems, or other data security incidents could compromise sensitive information related to our business and/or user personal data processed by us or on our behalf and expose us to liability, which could harm our reputation, generate negative publicity, and materially and adversely affect our business.
Our products and services and the operation of our business involve the collection, storage, processing, and transmission of data, including personal data regarding our users. The information systems that store and process such data are susceptible to increasing threats of continually evolving cybersecurity risks. Cyber-attacks by third parties seeking unauthorized access to confidential or sensitive data, including personal data regarding our users, or seeking to disrupt our ability to provide services, have become prevalent in our industry. We may also face attempts to create false or undesirable user accounts or take other actions for the purposes of spamming, spreading misinformation or other objectionable ends. Given our Grindr App's popularity and user demographics, bad actors may attempt to target or exploit our systems or users. We face an ever-increasing number of threats to our information systems from a broad range of potential bad actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists, and politically or socially motivated groups or individuals, and we have previously experienced various attempts to access our information systems. These threats include physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website, or facilities, or from cyber-attacks by malicious third parties which could breach our data security and disrupt our systems. The motivations of such actors may vary, but breaches that compromise our information technology systems can cause interruptions, delays, or operational malfunctions, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
In addition, the risks related to a security breach or disruption, including through a distributed denial-of-service, or DDoS, attack, computer and mobile malware, worms, viruses, social engineering (predominantly spear phishing attacks), attempts to misappropriate customer information, including credit card information and account login credentials, and general hacking, have become more prevalent in our industry and these risks have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are also becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments.
Security incidents or disruptions have occurred on our systems in the past, and they will continue to occur in the future and may be inherently difficult to detect for long periods of time. As a result of our market leader position, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks, including from highly sophisticated, state-sponsored, or otherwise well-funded actors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and services and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users, as well as generate negative publicity.
Although we have devoted and continue to devote significant resources to protect our data and user data, we cannot assure you that such measures will provide absolute security and we may also incur significant costs in protecting against or remediating cyberattacks. In addition, some of the user data we collected is stored in facilities provided by third parties which are beyond our control. Any failure to prevent or mitigate security breaches and unauthorized access to or disclosure of our data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could subject us to legal liability, including investigations by regulatory authorities and/or litigation that could result in liability to third parties, harm our business and reputation, and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measure or to investigate and remediate any information security vulnerabilities. Our efforts to protect our confidential and sensitive data, the data of our users or other personal information we receive, and to disable undesirable activities on our platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in our service providers’ information technology systems or offerings; government surveillance; breaches of physical security of our facilities or technical infrastructure; or other threats that may surface or evolve.
In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our users’ data. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyber-attacks or other breaches, that we will be able to react to cyber-attacks or other breaches in a timely manner, or that our remediation efforts will be successful. We may also incur significant legal and financial exposure, including legal claims, higher transaction fees, and regulatory fines and penalties because of any compromise or breach of our systems or data security, or the systems and data security of our third-party providers. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.
Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services. Some of our partners may receive or store information provided by us or by our users through mobile or web applications integrated with our Grindr App, and we use third-party service providers to store, transmit, and otherwise process certain confidential, sensitive, or personal information on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. We cannot control such third parties and cannot guarantee that a security breach will not occur on their systems. Although we may have contractual protections with our third-party service providers, contractors, and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors, or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
While our insurance policies include liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. See “—Risks Related to our Brand, Products and Services, and Operations—We have limited insurance coverage with respect to our business and operations.” The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial condition, and results of operations.
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
Our reputation and ability to attract, retain, and serve users depends on the reliable performance of our products and services and our underlying technology infrastructure. Our products and services and systems rely on highly technical and complex software and hardware, and they depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. While we have not experienced any material outages in the recent past, we have in the past experienced performance delays and other glitches, and we expect to face similar issues in the future. In addition, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays, other glitches, or outages that could make some or all of our systems or data temporarily unavailable and prevent our products and services from functioning properly for our users. Any such interruption could arise for any number of reasons, including human errors, and could materially and adversely affect our business, financial condition, and results of operations.
Moreover, our systems and infrastructures are vulnerable to damage from fire, power loss, hardware and operating software errors, cyber-attacks, technical limitations, telecommunications failures, acts of God, and similar events. While we have back-up systems in place for certain aspects of our operations, not all of our systems and infrastructures have redundancies or back-up systems. In addition, disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products and services, tarnish our reputations and decrease demand for our products and services, and result in significant negative publicity, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, our products and services.
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various products and services, ensure acceptable load times for our products and services, and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could materially adversely affect our users’ experience with our various products and services, thereby negatively impacting the demand for our products and services, and could increase our costs, any of which could materially adversely affect our business, financial condition, and results of operations.

If the security of personal and confidential or sensitive user information that we maintain and store is breached, or otherwise accessed by unauthorized persons, it may be costly to remediate such breach, it may generate negative publicity, and our reputation could be harmed.
We receive, process, store, and transmit a significant amount of personal information regarding our users and other confidential or sensitive information, including user-to-user communications, and personal information of our employees and users, and enable our users to share their personal information, including some which may be interpreted as special or sensitive information under certain privacy and data protection regulations, with each other through their public Grindr profiles or private in-App messages. In some cases, we engage third-party service providers to store this information. We continuously develop and maintain systems to protect the security, integrity, and confidentiality of this information, but we have experienced past incidents of inadvertent or unauthorized use or disclosure of such information. See “—Risks Related to our Brand, Products and Services, and Operations—Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.” In addition, we may in the future experience additional incidents of inadvertent or unauthorized use or disclosure of information, or third parties may gain unauthorized access to information despite our efforts. When such incidents occur, we may not be able to remedy them, we may be required by law to notify regulators and individuals whose personal information was used or disclosed without authorization, we may be subject to claims against us, including government enforcement actions or investigations, fines and litigation, we may be subject to negative publicity, and we may have to expend significant capital and other resources to mitigate the impact of such events, including developing and implementing protections to prevent future events of this nature from occurring. When breaches of our or our third-party service providers’ and partners’ information technology systems occur or unauthorized access to any of the confidential, sensitive, or other personal information that we collect or process occurs, the perception of the effectiveness of our security measures, the security measures of our partners, and our reputation may be harmed, we may lose current and potential users and the recognition of our brand and our brand’s competitive positions may be diminished, any of which could materially adversely affect our business, financial condition, and results of operations.
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
We are subject to risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition, and results of operations.
In addition to purchases through the Apple App Store and the Google Play Store, we accept payment from our users through certain other online payment service providers, and we expect to explore and implement additional payment mechanisms based in part upon Apple’s recent announcement that it would allow app developers to process payments for subscriptions and other premium add-ons outside of Apple’s payment system. See “—Risks Related to our Brand, Products and Services, and Operations—We rely primarily on the Apple App Store and Google Play Store as the channels for processing of payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Any deterioration in our relationship with Apple, Google either of them or other such third parties may negatively impact our business.” The ability to process credit card information or other account charges on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our products and services will be critical to our success and to a seamless experience for our users. When we experience or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition, and results of operations.
In addition, even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or user effort.
Moreover, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, or refusal by credit card processors to continue to process payments on our behalf, any of which could materially adversely affect our business, financial condition, and results of operations.
Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition, and results of operations. In addition, many U.S. states are considering similar legislation or regulation, or changes to existing legislation or regulation governing subscription payments. While we will monitor and attempt to comply with these legal developments, we may in the future be subject to claims under such legislation or regulation.
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
Our success depends, in part, on the integrity of third-party systems and infrastructures and on continued and unimpeded access to our products and services on the internet.
We rely on third parties, primarily data center and cloud-based, hosted web service providers, such as Amazon Web Services, as well as software development services, computer systems, internet transit providers, and other communications systems and service providers, in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users. See “—Risks Related to our Brand, Products and Services, and Operations—The distribution, marketing of, and access to our products and services depends, in large part, on third-party platforms and mobile application stores, among other third-party providers. If these third parties limit, prohibit, or otherwise interfere with the distribution or use of our products and services in any material way, it could adversely affect our business, financial condition, and results of operations.” We have no control over any of these third parties or their operations. While we seek actively reduce risk by trying to minimize reliance on any single third party or our operations, and by creating back-up systems where possible, we cannot guarantee that third-party providers will not experience system interruptions, outages or delays, or deterioration in the performance.
Problems or insolvency experienced by any of these third-party providers, the telecommunications network providers with which we or they contract, the systems through which telecommunications providers allocate capacity among their customers, or any other providers or related services, could also materially and adversely affect us. Any changes in service levels at our data centers or any interruptions, outages, or delays in our systems or those of our third-party providers, or deterioration in the performance of these systems, could impair our ability to provide our products and services or process transactions with our users, which could materially adversely impact our business, financial condition, and results of operations. In addition, if we need to migrate our business to different third-party providers because of any such problems or insolvency, it could impact our ability to retain our existing users or add new users, among other materially adverse effects. See “—Risks Related to our Brand, Products and Services, and Operations—If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results, and business may be significantly harmed.”
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
Our products and services and internal systems rely on highly technical software and, if it contains undetected errors or vulnerabilities, we could be subject to liability and our business could be materially adversely affected.
As explained above, our products and services and internal systems rely on highly technical and complex software, including software developed or maintained internally and/or by third parties. In addition, our products and services and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and may now and in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use and can manifest in any number of ways in our products and services, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products and services. Errors, bugs, vulnerabilities, or other defects within the software on which we rely have in the past, and may in the future, result in a negative experience for users and marketers who use our products and services, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property, result in negative publicity, or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business, financial condition, and results of operations.
We could also face claims for product liability, tort, breach of warranty, or other causes of action. Although our Terms and Conditions of Service contain provisions relating to warranty disclaimers and liability limitations, among other provisions our Terms and Conditions of Service or, these contractual terms may not be upheld or enforceable in all jurisdictions in which we distribute our products and services, and they may not offer us any protections from liability in potential legal action. In addition, defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. Moreover, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be adversely affected. See “—Risks Related to our Brand, Products and Services, and Operations—We have limited insurance coverage with respect to our business and operations.”
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.

From time to time, we are party to intellectual property-related litigations and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition, and results of operations.
We may become party to disputes from time to time over rights and obligations concerning our intellectual property or intellectual property held by third parties, and we may not prevail in these disputes. Companies on the internet, technology, and social media industries are frequently involved in litigation based upon allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation, and other violations of other parties’ rights. Many companies in these industries, including many of our competitors, have substantially larger intellectual property portfolios than we do (and substantially more resources), which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for infringement, misappropriation, or other violations of patent or other intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims to extract value from technology companies. Given that these patent holding companies or other adverse intellectual property rights holders typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights, and we have also been a party to several patent infringement litigations from such third parties. Further, from time to time we may introduce new products and services, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims asserted against them, which could require us to incur considerable costs in defending such claims and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us because of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.
In addition, although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets, software code or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims and, if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Furthermore, although we generally require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Moreover, any such assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached or the agreements may not effectively assign ownership of relevant intellectual property rights to us, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.
As we face increasing competition and develop new products and services, we expect the number of patent and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future.
Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources. Some of our competitors have substantially greater resources than we do and can sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings during any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us or that require us to make material changes to our business. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed technology to compete with us. As a result, we may also be required to develop or procure alternative non-infringing technology, which could require significant effort, time and expense or discontinue use of the technology or practices, which could negatively affect the user experience or may not be feasible. There also can be no assurance that we would be able to develop or license suitable alternative technology to permit us to continue offering the affected products or services. If we cannot develop or license alternative technology for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition, and results of operations.

The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
We may fail to adequately protect our intellectual property rights or to prevent third parties from making unauthorized use of such rights, and our registered intellectual property is subject to challenge.
Our intellectual property is a material asset of our business, and our success depends in part on our ability to protect our proprietary rights and intellectual property. For example, we heavily rely upon our trademarks, designs, copyrights, and related domain names, social media handles, and logos to market our brand and to build and maintain brand loyalty and recognition. We rely upon patented and patent-pending proprietary technologies and trade secrets, as well as a combination of laws, and contractual restrictions, including confidentiality agreements with employees, customers, users, suppliers, affiliates, and others, to establish, protect, and enforce our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register, and renew domain names and social media handles as we deem appropriate. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest and our business may be adversely affected. In addition, effective intellectual property protection may not be available or may not be sought in every country in which our products and services are made available, or in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on other marks. Our competitors may also adopt trade names or trademarks like ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Similarly, not every variation of a domain name or social media handle may be available or be registered by us, even if available. The occurrence of any of these events could result in the erosion of our brand and limit our ability to market our brand using our various domain names and social media handles, as well as impede our ability to effectively compete against competitors with similar technologies or products and services, any of which could materially adversely affect our business, financial condition, and results of operations.
We cannot guarantee that our efforts to obtain and maintain intellectual property rights are adequate, that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or rely on. Even in cases where we seek intellectual property registration or other protections, there is no assurance that the resulting registration, issuance or other protection will effectively protect every significant feature of our products and services. Moreover, even if we can obtain intellectual property rights, any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. In addition, third parties may also knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Other parties may also independently develop technologies that are substantially similar or superior to ours and we may not be able to stop such parties from using such independently developed technologies from competing with us. These circumstances make it challenging for us to protect our intellectual property rights and may materially adversely impact our business.
In addition, our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered, and may in the future encounter, significant problems in protecting and defending intellectual property rights in foreign jurisdictions, particularly in emerging markets. The legal systems of some foreign jurisdictions may not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property or marketing of competing products and services in violation of our intellectual property rights generally.
We also may be forced to bring claims against third parties to determine the ownership of what we regard as our intellectual property or to enforce our intellectual property against infringement, misappropriation, or other violations by third parties. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective and there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar or superior to ours and that compete with our business. We may not prevail in any intellectual property-related proceedings that we initiate against third parties. In addition, in any such proceedings or in proceedings before patent, trademark, and copyright agencies, our asserted intellectual property could be found to be invalid or unenforceable, in which case we could lose valuable intellectual property rights. Moreover, even if we are successful in enforcing our intellectual property against third parties, the damages or other remedies awarded, if any, may not be commercially meaningful. Regardless of whether any such proceedings are resolved in our favor, such proceedings could cause us to incur significant expenses and could disrupt our business and distract our personnel from their normal responsibilities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
In addition, despite any measures we take to protect our intellectual property, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, or third parties could copy or otherwise obtain and use our intellectual property without authorization. The occurrence of any of these events could result in the erosion of our brand and limit our ability to market our products and services using our intellectual property, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition, and results of operations. The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.

We have obtained certain patents that are material to the operation of our applications, e.g., our patent titled “Systems and methods for providing location-based cascading displays” (the “Cascade Patent”). However, we cannot offer any assurances that the Cascade Patent or any other patent we may obtain in the future may be found valid or enforceable if challenged or otherwise threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products and services that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing (in most cases 18 months after the filing of the priority application), we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products and services. Furthermore, a derivation proceeding can be provoked by a third party, or instituted by the United States Patent and Trademark Office (“USPTO”), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.
Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many international jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent and/or unclear. The United States Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, international courts and governments have made, and will continue to make, changes in how the patent laws in their respective countries are interpreted. We cannot predict future changes in the interpretation of patent laws by United States and international judicial bodies or changes to patent laws that might be enacted into law by United States and international legislative bodies.
Moreover, in the United States, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted in September 2011, brought significant changes to the United States patent system, including a change from a “first to invent” system to a “first to file” system. Other changes in the Leahy-Smith Act affect the way patent applications are prosecuted, redefine prior art and may affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act became effective on March 16, 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business and financial condition.
Our use of “open-source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services, and subject us to possible legal action.
From time to time, we make software source code and other technology we develop available for licensing under open-source licenses. In addition, we or third parties include open-source software in connection with a portion of our products and services, and we expect to continue to use open-source software in the future. Open-source software is generally licensed by its authors or other third parties under open-source licenses. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and requesting compliance with the open-source software license terms.
Furthermore, from time to time, we may face claims from others challenging our use of open-source software, claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works, or the proprietary source code that we have developed using such software. We may also be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties to continue offering our products and services for certain uses, or cease offering the products and services associated with the open-source software unless and until we can re-engineer them to avoid infringement, any of which may materially adversely affect our business, financial condition, and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs, which could be very costly. Moreover, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Accordingly, we face a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services.
In addition, the use of third-party open-source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform.
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.

If the use of third-party cookies or other tracking technology is rejected by our users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could be negatively impacted and we could incur revenue loss.
We employ a number of technologies that collect information about our users. For instance, we use third-party Software Development Kits (“SDKs”) within our Grindr App. SDKs are industry-standard technology which allows app developers to develop applications for specific platforms. SDKs also allow app developers to enhance app functionality and offer features such as advertising, account creation via third-party platforms (e.g., Login with Google), and user analytics. Similar to SDKs on our mobile app, we utilize small text files, commonly referred to as “cookies,” placed through a browser on a user’s machine which corresponds to a data set that we keep on our servers, to gather relevant data when users visit our website. Our cookies collect personal information regarding the user’s visits and experiences, such as location-based information about the user’s device through the use of our cookies and other tracking technologies. We use these technologies to provide a more seamless user experience and collect, aggregate and/or detect and prevent irregular or fraudulent activities. However, users may delete or block cookies in their internet browsers, and users can decline consent for certain non-essential SDKs via our mobile consent management platform (“CMP”). In addition, companies such as Google have disclosed their intention to move away from third-party cookies to another form of persistent unique identifier, or ID, to identify individual internet users or internet-connected devices. If our cookies cannot function as designed or companies do not use shared IDs across the entire ecosystem, then our ability to recognize, record or track users could be negatively affected, which may reduce the effectiveness of our services and marketing efforts.
We may also experience challenges in obtaining appropriate consent to our use of cookies from users, which may adversely affect our operations and business. In addition, we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than the current use of cookies, which may, in turn, materially and adversely affect our business, results of operations and financial condition.
Risks Related to Regulation and Litigation
We have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements, and have other adverse consequences.
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on November 18, 2022. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As of December 31, 2022, a material weakness in our internal control over financial reporting was identified in relation to the accuracy and timeliness of our financial statement closing process. In connection with the Business Combination, we began to implement actions to remediate the material weakness and our planned measures include the following:

•hiring additional personnel to bolster our accounting capabilities and capacity;
•designing and implementing appropriate modules in our financial systems to automate manual reconciliations and calculations; and
•evaluating, designing and implementing the internal controls and procedures with respect to the closing process, including the measures stated above, to limit human judgment and clerical errors and enhance adequacy of reviews to assure timely and accurate financial reporting.

We believe all the remediation efforts taken as a whole will result in comprehensive financial reporting reviews and a reduction in manual processes to ensure a timely close and accurate financial reporting. However, we cannot assure you the measures we are taking to remediate the material weakness will be sufficient or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a restatement of our financial statements for prior periods.

If not remediated, this material weakness could result in further material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or if our Independent Registered Public Accounting Firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the stock could be adversely affected, and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Our success depends, in part, on our ability to access, collect, and use personal data about our users and to comply with applicable privacy and data protection laws and industry best practices.
We and other companies in the industry have been criticized by consumer protection groups, privacy groups, governmental bodies, and other individuals and entities for certain data practices or for perceptions about data practices. Increased attention to or regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer, and use information and other data, could have a material adverse effect on our business, financial condition, and results of operation. In addition, if we or our third-party vendors were to disclose data about our users in an objectionable manner, if we or our third-party vendors are perceived to have disclosed data about our users in an objectionable manner, or if we or our third-party vendors fail to comply with applicable privacy and data protection laws and industry best practices, our business reputation could be materially adversely affected. We may receive negative publicity, and we could face potential legal claims or regulatory investigations that could impact our operating results. We and/or our third-party vendors have in the past been subject to such matters and we expect to face similar issues in the future.
In addition, we may become subject to additional and/or more stringent legal obligations concerning our treatment of user data and other personal information, such as laws regarding data collection, localization and/or restrictions on data transfers, particularly internationally. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data subject to the GDPR and UK GDPR to organizations established in third countries, including the U.S.
European data protection legislation, including the GDPR and the United Kingdom’s GDPR (i.e., the GDPR as it continues to form part of the law of the United Kingdom after its withdrawal from the European Union, by virtue of section 3 of the EU (Withdrawal) Act 2018 and as subsequently amended) (“U.K. GDPR”)), generally restricts the transfer of personal information from Europe, including the European Economic Area, United Kingdom. and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing U.S. organizations to import personal information from the EEA and the United Kingdom, as in the case of certain data collection by us, has been certification to the EU-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the European Union (“CJEU”) issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (“SCCs”), can lawfully be used for personal information transfers from the EEA to the United States or most other countries. The CJEU stated that controllers or processors, acting as exporters, are responsible for verifying, on a case-by-case basis and, where appropriate, in collaboration with the importer in the third country, if the law or practice of the third country impinges on the effectiveness of the appropriate safeguards offered by the data transfer tool. In those cases, the CJEU still leaves open the possibility for exporters to implement supplementary measures that fill these gaps in the protection and bring it up to the level required by European data protection legislation. The CJEU does not specify which measures these could be. However, the CJEU underlines that exporters will need to identify them on a case-by-case basis.
To align with the CJEU’s decision in respect of the E.U.-U.S. Privacy Shield, on September 8, 2020, the United Kingdom’s government similarly invalidated the use of the EU-U.S. Privacy Shield as a mechanism for lawful personal data transfers from the United Kingdom to the U.S. under the UK GDPR and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield regime was also inadequate for the purposes of personal data transfers from Switzerland to the U.S. entities who had self-certified under the Swiss Privacy Shield.
On June 4, 2021, the European Commission adopted new SCCs, which impose additional obligations on companies relating to data transfers, including the obligation to conduct a transfer impact assessment (“TIA”) and depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. The United Kingdom has also adopted the international data transfer agreement (“IDTA”), the international data transfer addendum to the European Commission’s SCCs (“Addendum”) and a document setting out transitional provisions, which came into force on March 21, 2022. The IDTA and Addendum replaced the SCCs as a transfer tool to comply with Article 46 of the UK GDPR when making restricted transfers from the United Kingdom.

Where we elect to rely on the SCCs, the IDTA or the Addendum for data transfers, we may be required to incur significant time and resources to update our contractual arrangements, to perform TIAs and to comply with new obligations. The SCCs, the IDTA or the Addendum may increase the legal risks and liabilities associated with cross-border data transfers, and result in material increased compliance and operational costs. At present, there are few, if any, viable alternatives to the SCCs, the IDTA or the Addendum, which are mechanisms on which we have relied for onward transfers of personal information from the EEA and the United Kingdom to third countries. If we are unable to implement a valid solution for personal information transfers from the EEA and the United Kingdom, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EEA and the United Kingdom to third countries, and we may be required to increase our data processing capabilities in multiple jurisdictions at significant expense. Inability to collect personal information from EEA or UK users or to transfer their personal information to the United States or other countries may decrease demand for our products and services, as some of our users are established in the EEA and the United Kingdom, therefore, they may seek alternatives that do not involve their personal information being processed or transferred out of Europe. Limitations on our ability to import personal information to the United States and other countries where our key vendors are established may decrease the functionality or effectiveness of our products and services and adversely impact our marketing efforts, plans and activities. European Union regulators and the UK Information Commissioner’s Office (“ICO”) may aggressively enforce these laws restricting data transfers to the U.S. and other countries without a legally sound transfer mechanism, and it is possible that European Union regulators and the ICO could prevent us from transferring any personal data out of the European Union or the United Kingdom to certain countries like the U.S. or to our vendors established in countries not offering an adequate level of protection.
These and related developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States and other third countries. In particular, we are undertaking a process to enhance its Data Processing Agreement to ensure it complies with the GDPR and UK GDPR data transfer requirements, which includes the EU SCCs issued by the European Commission and the IDTA and the Addendum issued by the ICO. Furthermore, these and related developments, including the obligation to perform TIAs in certain scenarios, may oblige us to suspend or prevent us to transfer personal information to third parties if we are unable to implement effective supplementary measures. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where we need to perform a TIA and the SCCs, IDTA or the Addendum may need to be supplemented with additional safeguards, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines if our compliance efforts are not deemed sufficient with the most recent regulatory guidance on measures regarding supplement transfer tools. In addition, if we are otherwise unable to transfer personal data between and among countries and regions in which we operate and/or use key vendors, it could affect the manner in which we provide our solutions, the geographical location or segregation of our relevant systems and operations, reduce demand for our solutions and this could adversely affect our financial results.
In the event any court blocks personal data transfers to or from a particular jurisdiction, this could give rise to operational interruption in the performance of services for customers, greater costs to implement permissible alternative data transfer mechanisms, regulatory liabilities, or reputational harm and negative publicity. Failure to comply with the evolving interpretation of privacy and data protection laws could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, or to respond to inquiries regarding our compliance with privacy and data protection laws, we could incur additional and significant expenses, which may in turn materially adversely affect our business, financial condition, and results of operations.
Privacy activist groups have also previously provided, and may continue to provide, resources to support individuals who wish to pursue privacy claims or put pressure on companies to change data processing practices. High-profile brands such as ours risk being targeted by such groups and, due to the nature of the data that we hold, there is a risk that, if a user became disgruntled with our data processing practices, they could leverage support from such privacy activist groups to take legal action, cause the initiation of regulatory investigation, or gain publicity for their cause. There is also a risk that these groups will seek to challenge our practices, particularly in relation to our consent practices, third-party advertising practices, and/or international data transfers, among other data and privacy practices. Any such campaign could require significant resources to mount a response, it could disrupt our operations or distract management, and it could lead to negative publicity and potential investigation from regulators, among other negative effects, any of which may materially adversely affect our business, financial condition, and results of operations.
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
Investments in our business may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our stock, potentially making the stock less attractive to investors. Our future investments in U.S. companies may also be subject to U.S. foreign investment regulations.
The Committee on Foreign Investment in the United States (“CFIUS”) is an interagency body of the U.S. government authorized to review certain foreign investment transactions in U.S. businesses (“Covered Transactions”) in order to determine the effect of such transactions on the national security of the United States. If a Covered Transaction could pose a risk to the national security of the United States, CFIUS can recommend that the President of the United States address such risks by suspending, prohibiting, or unwinding the transaction. CFIUS could also enter into a negotiated mitigation agreement with the parties to a Covered Transaction in order to address U.S. national security concerns raised by the Covered Transaction. As widely reported in media coverage, we have previously been the subject of CFIUS scrutiny in connection with a prior Covered Transaction.

Certain investments in our business by foreign investors may be Covered Transactions subject to CFIUS jurisdiction for review depending on the nationality of the foreign investor, the structure of the transaction, and the governance and voting interests to be acquired. Submission of a notification to CFIUS with respect to a Covered Transaction related to our business could result in significant transaction delays, as CFIUS’ review of a Covered Transaction can last between thirty days and several months, depending on the form of the filing, the complexity of the transaction, the nationality and identity of the parties, and the underlying national security risks associated with the Covered Transaction.
In the event CFIUS reviews a Covered Transaction relating to our business, there can be no assurances that the relevant foreign investor will be able to maintain, or proceed with, participation in the Covered Transaction on terms acceptable to such foreign investor. Potential restrictions on the ability of foreign persons to invest in us could affect the price that an investor may be willing to pay for our shares of Common Stock. In some circumstances, moreover, we may choose not to pursue certain investments or other transactions, which are otherwise attractive, solely or in part based on an evaluation of the associated CFIUS risks.
The parties to the Merger Agreement sought CFIUS approval for the Business Combination. On March 6, 2023, CFIUS concluded its review of the Business Combination and determined that there are no unresolved national security concerns. As part of the resolution of the CFIUS review, we entered into a National Security Agreement (“NSA”) with certain CFIUS monitoring agencies (“CMAs”). Pursuant to the NSA, we have agreed to protect our data, including by implementing a data security plan, appointing a security officer, and periodically meeting with and reporting to the CMAs. Our operating results may be negatively affected by increased compliance costs associated with the NSA measures and if we fail to comply with our obligations under the NSA, we may be subject to potential penalties.
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business.
We are subject to a variety of laws and regulations in the U.S. and other jurisdictions that involve matters that may impact our business, including broadband internet access, online commerce, advertising, user privacy, data protection, content moderation, intermediary liability, online terms and agreements, protection of minors, consumer protection, sex trafficking, and taxation, among other areas. The introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other scrutiny by governmental agencies and other entities. In addition, foreign laws and regulations can impose different obligations or be more restrictive than those imposed upon us in the U.S., which may harm our business or subject us to liability.
These U.S. federal, state, and municipal and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. For example, as explained above, the Fight Online Sex Trafficking Act of 2017, or FOSTA, provides potential civil remedies for certain victims of online sex trafficking crimes. See “—Risks Related to our Brand, Products and Services, and Operations—Inappropriate actions by certain of our users could be attributed to us and damage our brand or reputation, or subject us to regulatory inquiries, legal action, or other liabilities, which, in turn, could materially adversely affect our business.” In addition, as explained above, the introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other scrutiny by governmental agencies and other entities. The application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. In addition, these laws and regulations may be interpreted and applied inconsistently from state-to-state and country-to-country, and they may be inconsistent with our current policies and practices. These laws and regulations, as well as any associated inquiries, legal action, investigations, or any other government actions, may be costly to comply with and may delay or impede the development of new products and services, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to liability to remedies that may harm our business, including fines, demands, or orders that we modify or cease existing business practices. For example, a variety of laws and regulations govern the ability of users to cancel subscriptions and auto-payment renewals. Likewise, a variety of laws and regulations govern the application and enforcement of arbitration clauses and limitations on liability, like those set forth in our Terms and Conditions of Service. We have in the past and may in the future be subject to claims under a variety of U.S. and international laws and regulations that could materially adversely affect our business, financial condition, and results of operation.
In addition, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, that restrict or otherwise unfavorably impact our business, or our ability to provide our products and services, could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for our products and services, reduce revenues, increase costs, and subject us to additional liabilities. For example, in February 2019, the Secretary of State for Digital, Culture, Media and Sport of the United Kingdom indicated in public comments that his office intends to inquire as to the measures utilized by online dating platforms to prevent access by underage users. In addition, in April 2019, the United Kingdom published proposed legislation which would establish a new regulatory body to establish duties of care for internet companies and to assess compliance with these duties of care. Under the proposed law, failure to comply could result in fines, blocking of services, and personal liability for senior management. There have also been calls for legislation to limit or remove the protections afforded technology platforms under the Communications Decency Act in the United States and under the e-Commerce Directive in the European Union. To the extent this or other initiatives require us to implement any new or more stringent measures, our business, financial condition, and results of operations could be materially adversely affected.
In addition, concerns about harms and the use of dating products and services and social networking platforms for such illegal and harmful conduct have produced and could continue to produce future legislation or other governmental action. For example, in January 2020, the Committee on Oversight Subcommittee on Economic and Consumer Policy of the U.S. House of Representatives launched an investigation into the online dating industry’s user safety policies, including certain of our practices relating to the identification and removal of registered sex offenders and underage individuals from our platforms. As set forth above, the United Kingdom and European Union have also been considering legislation on this topic, with the United Kingdom having released its Online Harms White Paper which resulted in the United Kingdom’s Online Safety Bill, and the European Union introducing the Digital Services Act, which in each case, would expose platforms to similar or more expansive liability. See “—Risks Related to Regulation and Litigation—The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.” Any proposed legislation on these or other topics could expose platforms to liability similar to existing legislation in other jurisdictions or, in some cases, more expansive liability. For instance, the Digital Services Act proposed in the European Union intends to limit or remove protections afforded to online platforms under the e-Commerce Directive. Likewise, proposed legislation in the United States, including the EARN IT Act, the PACT Act, the BAD ADS Act, and others, purport to limit or remove the critical protections provided to technology platforms under the Communications Decency Act, which protects technology platforms from civil liability for certain type of content and actions of the platform’s users. The Federal Communications Commission (“FCC”) also is considering a Trump Administration petition to adopt rules limiting the protection available under the Communications Decency Act. There is no schedule for action by the FCC on the petition, although the Democratic members of the FCC, who now control its agenda, have indicated that they oppose the proposal. In addition, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms, including a lawsuit by former President Trump that, if successful, would greatly limit the scope of the Communications Decency Act protections. If these proposed or similar laws are passed, if future legislation or governmental action is proposed or taken to address concerns regarding such harms, and if existing protections are limited or removed, changes could be required to our products and services that could restrict or impose additional costs upon the conduct of our business, subject us to additional liability, or cause users to abandon our products or services, any of which may materially adversely affect our business, financial condition, and results of operations.

In addition, we depend on the ability of our users to access the internet. Many users receive internet access from companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of which could take actions that degrade, disrupt, or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect access to, or the growth, popularity, or use of, the internet, including laws governing internet neutrality, could decrease the demand for, or the usage of, our products and services and increase our cost of doing business, which would, in turn, negatively impact our business. For example, the FCC has, in the past, adopted “open internet rules” to prohibit mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us. These rules also prohibited mobile providers from entering into arrangements with specific content providers for faster or better access over their data networks. While those rules largely were repealed in an order adopted in December 2017, and that order generally was affirmed by a federal appeals court, petitions for reconsideration of the order remain pending at the FCC, and Democratic control of the Executive Branch, Congress, and the FCC following the 2020 elections increases the likelihood of legislative or FCC action to reverse the 2017 decision or adopt new network neutrality rules. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. The European Union similarly requires equal access to internet content. If the FCC, Congress, the European Union, or the courts modify these open internet rules, mobile providers may be able to limit our users’ ability to access our products and services or make our products and services a less attractive alternative to our competitors’ products and services. If that occurred, our business would be seriously harmed. Additionally, as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs and, in turn, negatively impact our business. Any of these developments may adversely affect our business, financial condition, and results of operations.
Moreover, the adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our products and services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business. For example, in December 2017, the FCC adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by internet service providers. Numerous parties filed judicial challenges to the order, and on October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit released a decision that rejected nearly all of the challenges to the new rules, but reversed the FCC’s decision to prohibit all state and local regulation targeted at broadband internet service, requiring case-by-case determinations as to whether state and local regulation conflicts with the FCC’s rules. The court also required the FCC to reexamine three issues from the order but allowed the order to remain in effect, while the FCC conducted that review. On

October 27, 2020, the FCC adopted an order concluding that the three issues remanded by the court did not provide a basis to alter its conclusions in the 2018 order. Petitions for reconsideration of this decision are pending. Democratic control of the Executive Branch, Congress, and the FCC following the 2020 elections increases the likelihood of legislative or FCC action to reverse the 2018 decision or adopt new network neutrality rules. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A federal court judge denied a request for injunction against California’s state-specific network neutrality law, and as a result, California began enforcing that law on March 25, 2021. On March 10, 2021, trade associations representing internet service providers appealed the district court’s ruling denying the preliminary injunction, and the appeal was denied on January 28, 2022. The trade associations have sought rehearing with the full court of appeal. Nevertheless, to the extent internet service providers engage in such blocking, throttling or “paid prioritization” of content, or engaged in similar actions because of the reversal of net neutrality protections, our business, financial condition, and results of operations could be materially adversely affected.
In addition, concerns about various sorts of harms and the use of similar products and services and social networking platforms for illicit or otherwise inappropriate conduct, such as romance scams and financial fraud, could result in future legislation or other governmental action that affects the overall social networking industry. For example, in April 2018, FOSTA became effective in the U.S. FOSTA created new federal crimes against entities that operate websites that promote or facilitate sex trafficking, as well as civil remedies for certain victims of online sex trafficking crimes. In addition, FOSTA eliminated any immunity under the Communications Decency Act of 1996 from certain civil claims and state criminal prosecutions. U.S. legislators have proposed several additional bills that would reduce or eliminate platform liability protections. In addition, the European Union and the United Kingdom have launched consultations aimed at considering potential legislation to address online harms, and the United Kingdom has released an Online Harms White Paper regarding proposed legislation that would expose platforms to more expansive liability than FOSTA. If these proposed laws are passed, or if future legislation or governmental action is proposed or taken to address concerns regarding these sorts of harms, changes could be required to our products and services that could restrict or impose additional costs upon our business and/or cause users to abandon our products and services, and we may be subject to legal action.
In addition, the international nature of our business exposes us to compliance obligations and related risks under economic sanctions, export controls and anti-corruption laws administered and enforced by various governments. We are subject to rules and regulations of the United States and other jurisdictions relating to export controls and economic sanctions, including economic sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the Bureau of Industry and Security of the U.S. Department of Commerce. Economic sanctions and export controls laws and regulations restrict the ability of persons subject to their jurisdiction to invest in, or otherwise engage in dealings with or involving, certain individuals, entities, governments or countries (collectively, “Sanction Targets”), including individuals and entities resident, domiciled or incorporated in Cuba, Syria, North Korea, Iran or the Crimea Region, the so-called Donetsk People’s Republic or Luhansk People’s Republic located in Ukraine, unless such activities are authorized pursuant to regulatory authorizations or general or specific licenses. These regulations may limit our ability to market, sell, distribute, or otherwise transfer our products and services or technology to certain countries or persons. Changes in our products and services and technology or changes in export controls or economic sanctions laws and regulations may create delays in the introduction of our products and services into international markets or, in some cases, prevent the provision or expansion of our business and our products and services to or for certain countries, governments or persons altogether.
Pursuant to the applicable economic sanctions and export controls laws and regulations of the United States and other relevant jurisdictions, we may be obliged to limit business activities, may incur costs in order to implement and maintain compliance programs, and may be subject to investigations, enforcement actions or penalties relating to actual or alleged instances of noncompliance with such laws and regulations. It may also be necessary for us to take certain actions in order to maintain compliance with, or satisfy obligations under, economic sanctions and export controls, which could have an adverse effect on the business and results of operation. We maintain policies and procedures that we believe to be adequate and customary to support our compliance with applicable economic sanctions and export controls. We can provide no assurances, however, that our products and services are not provided inadvertently in violation of such laws, despite the precautions we take.
We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, (commonly known as the FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, (commonly known as the U.S. Travel Act), the United Kingdom Bribery Act 2010, (commonly known as the Bribery Act), and other anti-corruption, anti-bribery, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws generally prohibit companies and their employees, agents, intermediaries and other third parties from directly or indirectly promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We may be held liable for the corrupt or other illegal activities of third-party business partners and intermediaries, or our employees, representatives, contractors, and other third parties, even if we do not explicitly authorize such activities. We maintain policies and procedures that we believe to be adequate and customary to support our compliance with applicable anti-corruption and anti-bribery laws. However, there can be no assurance that our implementation of such policies and procedures will prevent, at all times, all Grindr employees, representatives, contractors, partners, agents, intermediaries or other third parties that we engage to interact with government officials or commercial counterparties on its behalf, from taking actions in the future in violation of our polices or applicable anti-corruption or anti-bribery laws and regulations.

In recent years, U.S. and other governments have increased their oversight and enforcement activities with respect to these economic sanctions, export controls and anti-corruption laws and regulations and it is expected that the relevant agencies will continue to increase such investigative and enforcement activities. A violation of these laws or regulations, including through certain dealings with Sanction Targets, could result in severe criminal or civil penalties and reputational harm, which could negatively affect our business, financial condition, and results of operations.
The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
As discussed above, we process a significant volume of personal information and other regulated information from our users, employees and other third parties. The many countries in which we operate impose numerous laws regarding data security, privacy, and the storage, sharing, use, processing, disclosure, and protection of this kind of information. In addition, the scope of these laws is constantly changing, and in some cases, they may be inconsistent, conflicting, and subject to differing interpretations, as new laws of this nature are proposed and adopted. At any time one of the numerous regulators to which we are subject could argue that we are non-compliant with its country’s data protection regulation or that we have not sufficiently operationalized all of our legal obligations with all such varying laws. In addition, these laws are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, and results of operations. We have experienced enforcement actions related to certain of these laws, we have ongoing enforcement actions related to certain of these laws, and future enforcement actions are likely to continue for the foreseeable future.
In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States, the European Union and the United Kingdom. We are subject to the European Union’s General Data Protection Regulation (“GDPR”), that became effective in May 2018 and the UK GDPR (i.e., the GDPR as it continues to form part of the law of the United Kingdom by virtue of section 3 of the EU (Withdrawal) Act 2018 and subsequently amended); the California Consumer Privacy Act (“CCPA”), which took effect in January 2020; and the Brazilian General Data Protection Law (“LGPD”), which entered into effect in September 2020 and imposes requirements similar to the GDPR on products and services offered to users in Brazil. LGPD penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50 million reais (approximately $9.3 million U.S. dollars). In addition, China’s Personal Information Protection Law of the P.R.C. (“PIPL”), which became effective in November 2021, has many aspects that are similar to the GDPR. The PIPL sets rules for the processing activities such as collection, use, sharing, transfer, and disclosure of personal information in China. If we fail to comply with the requirements of the PIPL, we could incur severe penalties, including a fine of up to RMB50 million or 5% of our annual turnover in the preceding year and revocation of our license to do business in China. Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including India and Japan, as well as various U.S. states. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our service providers. These obligations include, without limitation, imposing restrictions on our ability to gather personal data, providing individuals with the ability to opt out of personal data collection, imposing obligations on our ability to share data with others, and potentially subject us to fines, lawsuits, and regulatory scrutiny.
The GDPR and the UK GDPR greatly increased the jurisdictional reach of the European Union and United Kingdom’s laws and added a broad array of requirements related to the handling of personal data. Under the GDPR, European Union member states must enact, and many have enacted, certain implementing legislation that adds to and/or further interprets the GDPR’s requirements and potentially extends our obligations and potential liability for failing to meet these obligations. The GDPR and the UK GDPR also include obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area and the United Kingdom, security breach notifications, and the security and confidentiality of personal data more generally. In addition, individuals have a right to compensation under the GDPR and the UK GDPR for financial or non-financial losses.
Under the GDPR and the UK GDPR we may be subject to fines of up to €20 million/£17,500,000 or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR and UK GDPR’s private right of action. The GDPR and UK GDPR have been, and will continue to be, interpreted respectively by European Union data protection regulators and the ICO, which may require that we make changes to our business practices, which could be time-consuming and expensive, and could generate additional risks and liabilities.
We are also subject to evolving European Union and United Kingdom privacy laws on cookies and e-marketing. In the European Union and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance when implemented. In the European Union and the United Kingdom, informed consent is required for the placement of a cookie or similar technologies on a user’s device and/or for the access to data stored on a user’s device, and for direct electronic marketing. The GDPR and the UK GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision, regulators’ recent guidance and recent campaigns by a not-for-profit organization are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. We treat data protection and privacy, compliance seriously. However, to the extent we are determined to be not in compliance with the GDPR, UK GDPR or e-Privacy legislation, such determination could materially adversely affect our business, financial condition, and results of operations.
Because we do not have a main establishment in the European Union, we are subject to inquiries from any of the EU data protection regulators. Over the last few years, we have received and responded to inquiries from the Norwegian Data Protection Authority, the Spanish Data Protection Authority, the Slovenian Data Protection Authority, and the Austrian Data Protection Authority, among other non-EU data protection authorities, including the ICO and various U.S. regulators. For example, in January 2021, the Norwegian Data Protection Authority (“Datatilsynet”) notified us of its preliminary decision that we had disclosed personal data to third parties without a legal basis in violation of Article 6(1) GDPR and that we disclosed special categories of personal data to third parties without a valid exemption from the prohibition in Article 9(1) GDPR. In addition, Datatilsynet notified us of their preliminary intent to impose an administrative fine for these alleged violations of NOK 100,000,000 (approximately $11,700,300). We responded to the preliminary decision on March 8, 2021, by contesting the draft findings and the proposed fine. On December 13, 2021, Datatilsynet issued a final administrative fine against us in the reduced amount of NOK 65,000,000 (approximately $7,375,187.30). We submitted our appeal to the Datatilsynet’s fine and decision on February 14, 2022 and will consider our options as that matter unfolds. Although we are challenging the administrative fine imposed by Datatilsynet, the proceeding has caused us to incur significant expense, we have been the subject of negative publicity, and the existence of the proceeding has, and may continue to, negatively impact our efforts to retain existing users and add new users and deteriorated our relationships with advertisers and other third parties. The ultimate outcome of this proceeding may materially adversely affect our business, financial condition, and result of operations.
In addition, Brexit (as defined below) and ongoing developments in the United Kingdom could result in the application of new data privacy and protection laws and standards to our activities in the United Kingdom and our handling of personal data of users located in the United Kingdom. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to the United Kingdom from the EEA will be regulated in the long term. For example, though the European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from the EEA to the United Kingdom, the decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. As a consequence of Brexit, we are exposed to two parallel regimes (the GDPR and the UK GDPR), each of which potentially authorizes similar, but separate, fines and other potentially divergent enforcement actions for the same alleged violations. Other countries have also passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data. As set forth above, over the last few years, we have received and responded to inquiries from the ICO.
In addition, multiple legislative proposals concerning privacy and the protection of user information are being considered by both U.S. state and federal legislatures, and certain U.S. state legislatures, such as California, have already passed and enacted privacy legislation. For example, the CCPA requires covered companies to provide new disclosures to California consumers (including employees), and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. In addition, the CCPA allows for statutory fines for noncompliance (up to $7,500 per violation), as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Moreover, the California Privacy Rights Act of 2020 (“CPRA”), which becomes operative on January 1, 2023 (with a look back for certain obligations to January 2022), will significantly modify the CCPA. For example, the CPRA will expand consumers’ rights with respect to certain sensitive personal information, among other modifications. The CPRA also creates a new state agency that will be vested with the authority to implement and enforce the CPRA.
New legislation proposed or enacted in various other U.S. states imposes or has the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer, and otherwise process sensitive and personal information, and will continue to shape the data privacy environment nationally. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law, which if enacted, would be applicable to us. Moreover, governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission have adopted, or are considering adopting, laws and regulations concerning personal information and data security. For example, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evident from its imposition of a $5 billion fine against Facebook for privacy violations and increasing fines against companies found to be in violation of the Children’s Online Privacy Protection Act (“COPPA”).
As discussed above, the myriad, overlapping international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring constant attention to ever-changing legal and regulatory requirements. In addition to government regulation, privacy advocates and industry groups have from time to time proposed, and may in the future continue to propose, self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards to keep pace with best practices in the industry. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. Because the interpretation and application of data protection laws, regulations, standards, and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. To the extent we are determined to be not in compliance with any U.S. laws, such determination could materially adversely affect our business, financial condition, and results of operations.
In 2018 and 2019, after media reports regarding our data sharing practices, multiple State Attorneys General (the “Multistate”) informed us that they had opened investigations into our sharing of user-shared HIV status with two service providers that performed analytics services and helped us improve the user experience, and into our practices around the security and processing of user geolocation information. Since that time, we have responded to multiple requests for information and discontinued the sharing of user-shared HIV status. In October 2022, we were advised by the Multistate that the investigation had been closed without action and with no further action anticipated. While this particular investigation concluded in our favor, we may in the future be the subject of similar types of investigations or proceedings, which could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination of such investigation or proceeding may materially adversely affect our business, financial condition, and result of operations, particularly if penalties are levied.
We make public statements about our use and disclosure of personal information through our Privacy Policy, information provided on our website, and through blog posts and press statements. Although we endeavor to comply with our blog posts, public statements, and documentation regarding our use and disclosure of personal information, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential government or legal action if such policies or statements are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders, or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce or stop their use of our products and services.
While we make great effort to comply with industry standards and applicable laws and regulations relating to privacy and data protection in all material respects, there can be no assurance that we will not be subject to claims that we have violated applicable laws, regulations, or industry standards, that we will be able to successfully defend against such claims, or that we will not be subject to significant fines and penalties in the event of a finding of non-compliance with any applicable laws or industry standards. We have been subject to these types of claims in the past and we may be subject to additional claims in the future. Moreover, if state-level privacy and data protection laws continue to be introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult to achieve and noncompliance could lead to fines and penalties in these jurisdictions.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. We have in the past received, and may continue to receive in the future, inquiries from various international and U.S. regulators regarding our data privacy practices, some of which remain ongoing. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions, and/or proceedings by data protection authorities, among other potential legal action. We could also be subject to significant fines, other litigation, claims of breach of contract and indemnity by third parties, and negative publicity. When such events occur, our reputation may be harmed, we may lose current and potential users, the competitive positions of our brand might be diminished, and we could incur additional costs and expenses, any of which could materially adversely affect our business, financial condition, and results of operations. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations, and standards, or new interpretations or applications of existing laws, regulations, and standards, we may become subject to audits, inquiries, whistleblower complaints, negative publicity, investigations, loss of export privileges, or severe criminal or civil sanctions, any of which may have a material adverse effect on our business, financial condition, and results of operations.
We are subject to litigation, regulatory and other government investigations, enforcement actions, and settlements, and adverse outcomes in such proceedings could have a materially adverse effect on our business, financial condition, and results of operation.
We are, have been, and may from time to time become, subject to litigation and various legal proceedings that involve claims for substantial amounts of money or for other relief that might necessitate changes to our business or operations, including litigation and proceedings related to intellectual property matters, privacy and consumer protection laws, class action lawsuits, litigation by former employees, legal claims brought by our users, and other matters. In addition, we are, have been, and may from time to time become, subject to investigations or inquiries from regulators and government entities, both domestically and internationally, regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation. See “—Risks Related to our Brand, Products and Services, and Operations—The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.” As set forth above, we have an ongoing regulatory inquiry before Datatilsynet and active civil litigation in the U.S. and internationally. As we continue to grow and expand our operations, we have been and expect to continue to be the subject of investigations, inquiries, data requests, actions, and audits in the U.S., Europe, or in other parts of the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition.
The defense of these actions is time consuming and expensive, disruptive to our operations, and a distraction for management. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigation or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition, and results of operations.
We may be held liable for information or content displayed on, retrieved from, or transmitted over our platform, as well as interactions that result from the use of our platform.
We have faced and may continue to face claims relating to information or content that is displayed on, retrieved from, or transmitted over our platform by our users or otherwise. In particular, the nature of our business exposes us to claims related to defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, discrimination, and personal injury, among other claims brought by users based upon interactions they have on or off the platform. Such proceedings have, and could cause us to incur significant expense, become the subject of negative publicity, and negatively impact our efforts to retain existing users or add new users as well as our relationships with advertisers and other third parties.
The risk of these or similar claims is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for third-party actions may be unclear or nonexistent, where there are decreased legislative protections for the LGBTQ community, and where we may be less protected under local laws than we are in the U.S. We could incur significant costs in investigating and defending against claims arising from information displayed on, retrieved from, or transmitted over our platform, even if we ultimately are not held liable. If any of these events occurs, our revenue could be adversely affected, or we could incur significant additional expense, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Activities of our users or content made available by such users could subject us to liability.
We provide products and services that enable our users to exchange information and engage in various online activities, so our products and services include substantial user-generated content. For instance, users can provide information in their Grindr App public profiles, share images via their profile and in messages with other Grindr App users and generate audio and video messages. User content or activity may be infringing, illegal, hostile, offensive, unethical, or inappropriate or may violate our terms of service. We have in the past been, and may be in the future, subject to lawsuits arising from the conduct of our users, or subject to other regulatory enforcement actions relating to their contents or actions. Even if claims against us are ultimately unsuccessful, defending against such claims will increase our legal expenses and divert management’s attention from the operation of our business, which could materially and adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
We and other intermediate online service providers rely primarily on two sets of laws in the U.S. to shield us from legal liability with respect to user activity. The Digital Millennium Copyright Act (“DMCA”), provides service providers a safe harbor from monetary damages for copyright infringement claims, provided that service providers comply with various requirements designed to stop or discourage infringement on their platforms by their users. Section 230 of the Communications Decency Act (“CDA”), protects providers of an interactive computer service from liability with respect to most types of content provided over their service by others, including users. Both the DMCA safe harbor and Section 230 of the CDA face regular calls for revision, including without limitation in a number of CDA reform bills currently being considered by legislators. Furthermore, recent litigation involving cloud hosting companies has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions may be interpreted as not applying to us or may provide us with incomplete or insufficient protection from claims.
We do not fully monitor the contents or activities of our users, so inappropriate content may be posted or activities executed before we are able to take protective action, which could subject us to legal liability. Even if we comply with legal obligations to remove or disable content, we may continue to allow use of our products or services by individuals or entities who others find hostile, offensive, or inappropriate. The activities or content of our users may lead us to experience adverse political, business and reputational consequences, especially if such use is high profile. Conversely, actions we take in response to the activities of our users, up to and including banning them from using our products, services, or properties, may harm our brand and reputation.

In addition to liability based on our activities in the United States, we may also be deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, which may impose additional liability or expense on us, including additional theories of intermediary liability. For example, in 2019, the European Union approved a copyright directive that will impose additional obligations on online platforms, and failure to comply could give rise to significant liability. Other recent laws in Germany (extremist content), Australia (violent content), India (intermediary liability) and Singapore (online falsehoods), as well as other new similar laws, may also expose cloud-computing companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition. Potential litigation could expose us to claims for damages and affect our operations.
Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.
In recent years, a variety of laws and regulations have been adopted aimed at protecting children using the internet, including the COPPA and Article 8 of the GDPR and the UK GDPR. We implement certain precautions designed to prevent minors from gaining access to our product and services, and we use a combination of human and automated tooling to identify and block accounts that may be associated with minors. Despite these and other measures, minors may gain access to our products and services and there can be no assurances that the measures we take will be sufficient to eliminate minors’ potential access which could result in allegations of COPPA and related violations, which could expose us to significant liability, penalties, reputational harm, and loss of revenue, among other things. We have been in the past, and may be in the future, subject to litigation or allegations relating to our products and services being accessed by minors. Additionally, new regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age. Any such new regulations, or changes to existing regulations, could increase the cost of our operations and expose us to significant liability, penalties, reputational harm, and loss of revenue, among other things. Our policy and practice are that when we learn that Child Sexual Abuse Materials (“CSAM”) have been transmitted on the platform, we ban the user, remove the content, and submit a report to the National Center for Missing and Exploited Children. However, we may not always identify circumstances in which CSAM is transmitted on the platform.

The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
We are subject to taxation-related risks in multiple jurisdictions and may have exposure to greater than anticipated tax liabilities.
We are a U.S.-based multinational company subject to taxes in multiple U.S. and foreign tax jurisdictions. Our income tax obligations are based on our corporate operating structure and third party and intercompany arrangements, including the way we develop, value, manage, protect and use our intellectual property and the valuations of our intercompany transactions. The tax laws applicable to our international business activities, including the laws of the U.S., Canada and other jurisdictions, are subject to change and uncertain interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, intercompany arrangements, or transfer pricing, which could increase our worldwide effective tax rate and the amount of taxes we pay and seriously harm our business. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. Taxing authorities may also determine that the way we operate our business is not consistent with how we report our income, which could increase our effective tax rate and the amount of taxes we pay and harm our business. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Any adverse outcome from a review or audit could have a negative effect on our business, financial condition, results of operation and cash flows.
In addition, tax laws are frequently being re-examined and evaluated globally. New laws and interpretations of the law are considered for financial statement purposes in the quarter or year in which they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as several other countries and organizations such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we conduct our business. These proposals include changes to the existing framework to calculate income taxes, as well as proposals to change or impose new types of non-income taxes, such as taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces and would likely apply to our business. Many questions remain about the enactment, form, and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations, and cash flows. For example, recently published Treasury Regulations may limit or eliminate the availability of foreign tax credits for some or all of any digital services taxes we pay in non-U.S. jurisdictions, thereby increasing our overall tax burden. Moreover, if the U.S., Canada or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable and consistent with the tax laws in the jurisdictions in which we conduct our business, the ultimate tax outcome may differ from the amounts recorded in our financial statements and our positions may be challenged by jurisdictional tax authorities, any of which may materially affect our financial results in the period or periods for which such determination is made. Therefore, our future income tax obligations could be volatile and difficult to predict due to changes in tax laws, regulation or accounting principles.
Legal, political, and economic uncertainty surrounding the exit of the United Kingdom from the European Union, or Brexit, and the implementation of the trade and cooperation agreement between the United Kingdom and the European Union could have a material adverse effect on our business.
Because we conduct business in the United Kingdom and the European Union, we face risks associated with the potential uncertainty and disruptions related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit.” Although the United Kingdom and the European Union have entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), the long-term nature of the United Kingdom’s relationship with the European Union following the Brexit and the implementation and application of the Trade and Cooperation Agreement remain uncertain, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the United Kingdom and the European Union, and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. The uncertainty concerning the United Kingdom’s future legal, political, and economic relationship with the European Union could adversely affect political, regulatory, economic, or market conditions in the European Union, the United Kingdom and worldwide, and could contribute to instability in global political institutions, regulatory agencies, and financial markets. These developments, or the perception that any of them could occur, have had, and may continue to have, a material adverse effect on global economic conditions and the stability of global financial markets, and they could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. Brexit could also lead to a period of considerable uncertainty in relation to the United Kingdom financial and banking markets, as well as to the regulatory process in Europe. Asset valuations, currency exchange rates, and credit ratings may also be subject to increased market volatility.
As a result of Brexit, we may also face new regulatory costs and challenges that could have a material adverse effect on our operations. For example, as of January 1, 2021, the United Kingdom lost the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our ability to conduct business in areas that are subject to such global trade agreements more difficult. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which laws of the European Union to replace or replicate. For example, Brexit could lead to potentially divergent laws and regulations, such as with respect to data protection and data transfer laws, that could be costly and difficult for us to comply with. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our services. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business, financial condition, and results of operations could be materially and adversely affected.
Risks Related to Our Indebtedness
Our indebtedness could materially adversely affect our financial condition, our ability to raise additional capital to fund our operations, operate our business, react to changes in the economy or our industry, meet our obligations under our outstanding indebtedness, including significant operating and financial restrictions imposed on us by our debt agreements, and it could divert our cash flow from operations for debt payments.
As of December 31, 2022, we had total outstanding indebtedness (net) of approximately $360.6 million, consisting of outstanding borrowings under our senior secured credit facilities. In November 2022, we incurred an additional $170.8 million in indebtedness under the senior secured credit facilities. See Note 11 to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K for further information.
In June 2020, as part of San Vicente Holdings LLC’s (“SVH”) indirect acquisition of approximately 98.6% interest in Legacy Grindr (and its subsidiaries) from Kunlun Grindr Holdings Limited (“Kunlun”), San Vicente Acquisition LLC, an indirect subsidiary of SVH (“SV Acquisition”) agreed to pay what, after adjustments provided for in the acquisition agreement, amounted to a $230.0 million deferred consideration payment liability to Kunlun, payable on the second and third anniversary of the closing date (the “Deferred Payment”). In connection with the acquisition, SV Acquisition assigned the obligations for the Deferred Payment to Legacy Grindr, and subsequently, through a series of assumption agreements, SV Acquisition re-assumed the obligations for the Deferred Payment. In June 2022, Legacy Grindr declared a distribution of $83.3 million to its members, including an affiliate of SV Acquisition, on a pro rata basis. Legacy Grindr paid this distribution in June and July 2022. SV Acquisition’s affiliate, San Vicente Group Holdings LLC (“SV Group Holdings”), received its ratable share of this distribution, being $75.0 million, and distributed that amount through intermediate holding companies to SV Acquisition, which then paid such amount to Kunlun in partial satisfaction of the Deferred Payment obligation, thereby reducing such obligation to $155.0 million. The cash transfer to Kunlun was effected by Legacy Grindr at the instruction of SV Group Holdings. The Deferred Payment obligation was fully repaid within ten (10) business days of Closing. See the section titled “ Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Arrangements” that appears elsewhere in this Annual Report on Form 10-K for further information. The obligations under the Credit Agreement are subject to automatic acceleration upon a voluntary or involuntary bankruptcy event of default, and are subject to acceleration at the election of the lenders upon the continuance of any other event of default, including a material adverse change in the business, operations or conditions of the Company.
The Credit Agreement that governs our senior secured credit facilities imposes significant operating and financial restrictions on us. These restrictions will limit our ability and/or the ability of our subsidiaries to, among other things:
•incur or guarantee additional debt;
•incur certain liens;
•effect change of control events;
•make certain investments;
•make certain payments or other distributions;
•declare or pay dividends;
•enter into transactions with affiliates;
•prepay, redeem or repurchase any subordinated indebtedness or enter into amendments to certain subordinated indebtedness in a manner materially adverse to the lenders; and
•transfer or sell assets.
In addition, the Credit Agreement requires us to maintain a total leverage ratio of no greater than 3.25 to 1.00. As a result of these and other restrictions, we may be limited as to how we conduct business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness that we may incur could include similar or more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive or financial covenants described above, as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or if it is unable to refinance these borrowings, our business, financial condition, and results of operations could be materially adversely affected.
Furthermore, we may be able to incur substantial additional indebtedness in the future. The terms of the credit agreements governing our indebtedness limit, but do not prohibit, us from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions will also not prevent us from incurring obligations that do not constitute “Indebtedness” as defined in the agreements governing our indebtedness. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
The obligations under the Credit Agreement are subject to automatic acceleration upon a voluntary or involuntary bankruptcy event of default, and are subject to acceleration at the election of the lenders upon the continuance of any other event of default, including a material adverse change in the business, operations or conditions of the Company. A default interest rate of an additional 2.0% per annum will apply on all outstanding obligations during the occurrence and continuance of an event of default. The Credit Agreement includes restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than 3.25:1.00. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Arrangements” that appears elsewhere in this Annual Report on Form 10-K for further information.
Risks Related to Ownership of our Securities
We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.
As explained above, our management team has limited history working together, which makes it difficult to forecast our future results. See “—Risks Related to our Brand, Products and Services, and Operations—We have grown rapidly in recent years and certain members of our management team have joined us recently. If we are unable to manage our operations or growth effectively, our brand, company culture, and financial performance may suffer.” You should not rely on our past annual or quarterly operating results as indicators of future performance. In addition, you should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by companies in rapidly evolving markets like ours, as well as the information included elsewhere in this Annual Report on Form 10-K.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
There is no guarantee that our warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for our warrants, which consist of certain private placement warrants, public warrants and warrants originally issued to certain equityholders of Legacy Grindr (collectively, the “Warrants”) is $11.50 per warrant. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Warrants will be unlikely to exercise their warrants. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing standards of NYSE and other applicable securities rules and regulations. The requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems and resources. Furthermore, several members of our management team do not have prior experience in running a public company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors (the “Board”), particularly members who can serve on our audit committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations and financial condition.

We have incurred and expect to continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and NYSE, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. Our compliance with these requirements increases our legal and financial compliance costs and makes some activities more time-consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We are in the process of hiring additional accounting personnel and, as a public company, may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.
Operating as a public company makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain same or similar coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our Board, board committees or as executive officers.
NYSE may be unable to maintain the listing of our securities on NYSE, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
In connection with the Business Combination, in order to continue to obtain the listing of our securities on NYSE, we were required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements. Although we successfully had our securities listed on NYSE, we may be unable to maintain the listing of its securities in the future.
If we fail to maintain our listing, and if NYSE or another national securities exchange ceases to list our securities on its exchange, our shareholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Common Stock is a “penny stock” which will require brokers trading our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our securities are no longer listed on the NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which it offers its securities because states are not preempted from regulating the sale of securities that are not covered securities.
The price of our securities may be volatile.
The price of our securities may fluctuate due to a variety of factors, including:
•changes in the industry in which we operate;
•the success of competitive services or technologies;
•developments involving our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning our intellectual property or other proprietary rights;
•the recruitment or departure of key personnel;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;

•general economic, industry and market conditions, such as the effects of the COVID-19 pandemic, the 2022 mpox outbreak, recessions, interest rates, inflation, international currency fluctuations, political instability and acts of war or terrorism; and
•the other factors described in this “Risk Factors” section.
These market and industry factors may materially reduce the market price of our Common Stock regardless of our operating performance, including our businesses acquired in the Business Combination.
Future resales of our Common Stock and/or Warrants may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to that certain Amended and Restated Registration Rights Agreement entered into at Closing by and among Grindr, the Sponsor, the independent directors of Tiga and certain former members of Grindr (the “A&R Registration Rights Agreement”), the Sponsor and Tiga's founders, including their respective affiliates, are contractually restricted from selling or transferring any shares of Common Stock (the “Lock-up Shares”), other than (i) any transfer to an affiliate of a holder, (ii) distribution to profit interest holders or other equity holders in such holder or (iii) as a pledge in a bona fide transaction to third parties as collateral to secure obligations under lending arrangements with third parties. Such restrictions began at Closing and end on the earliest of (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Common Stock for cash, securities or other property.

However, following the expiration of such lockup, the Sponsor and Tiga's founders, including their respective affiliates, will not be restricted from selling shares of our Common Stock and/or Warrants held by them, other than by applicable securities laws. Additionally, neither the forward purchase shareholders nor the Legacy Grindr unitholders party to the A&R Registration Rights Agreement will be restricted from selling any of their shares of Common Stock following the closing of the Business Combination. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. The Lock-up Shares may be sold after the expiration of the applicable lock-up period under the A&R Registration Rights Agreements. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
In addition, we may issue additional shares of our Common Stock or other equity securities without the approval of investors, which would reduce investors’ proportionate ownership interests and may depress the market price of our Common Stock.
Sales of our Common Stock and/or Warrants or the perception of such sales, by us or by significant stockholders, in the public market or otherwise, could cause the market price for our securities to decline, even though certain significant stockholders would still realize a profit on sales at lower prices. Resales of the significant volumes of our securities may cause the market price of such securities to drop significantly, even if our business is doing well.
We have previously filed a Registration Statement on Form S-1 (the “Prospectus”) in order to register the resale under the Securities Act of the Common Stock and certain warrants held by certain holders, including the founders of Tiga, certain affiliates of Tiga and the Legacy Grindr unitholders. We will not receive any of the proceeds from such sales, except with respect to amounts received by us upon exercise of warrants, which depends on the relative price of our Common Stock and the extent to which such warrants are exercised for cash. If the warrants are out of the money, the warrant holders may not exercise their warrants.
The sale of our Common Stock in the public market or otherwise or the perception that such sales could occur, could harm the prevailing market price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well. In addition, certain significant stockholders hold a disproportionately large portion of our outstanding Common Stock. For example, our two largest stockholders, G. Raymond Zage, III and James Fu Bin Lu, who beneficially own approximately 72.7% of our issued and outstanding Common Stock in the aggregate as of March 14, 2023, are able to sell all of their securities held for so long as the Prospectus is in effect, subject to any applicable lock-up restrictions. Such restrictions began at the Closing and end on the earliest of (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their Common Stock for cash, securities or other property. See “—Future resales of our Common Stock and/or Warrants may cause the market price of our securities to drop significantly, even if our business is doing well” in this “Risk Factors” section and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K for more information on lock-up restrictions. Even if the trading price of our Common Stock falls to or significantly below the current trading price, the significant stockholders may still have an incentive to sell and profit due to the nominal purchase prices paid by such significant stockholders, which are significantly lower than the purchase prices paid by other securityholders. Certain of our significant stockholders acquired the Common Stock at prices that are significantly lower than the current trading price of our Common Stock. The founders of Tiga paid approximately $0.0036 per share for each share of Common Stock and $1.00 per private placement warrant for each private placement warrant being offered pursuant to the Prospectus. While such stockholders may experience a positive rate of return based on the current trading price of our Common Stock, other securityholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the trading price at the time of such sales.
Additionally, a portion of our Common Stock, including Common Stock held by Messrs. Zage and Lu, are subject to a lock-up and restricted from immediate resale; however, upon expiration of their respective lock-up periods, the sale of shares of such Common Stock or the perception that such sales may occur, could cause the market price of our Common Stock to drop significantly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our securities may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Reports published by analysts or the ceasing of publication of research or reports about us, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our securities.
Securities research analysts may establish and publish their own research and reports, including periodic projections, for our stock, and the trading market for our stock will be influenced by such research and reports or the lack thereof. These research and reports may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on Grindr downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of Grindr or fails to publish reports on Grindr regularly, our securities price or trading volume could decline. While we expect research analyst coverage to continue, if analysts cease to continue coverage of Grindr, we could use visibility in the financial markets, and the market price and volume for our securities could be adversely affected.
We do not intend to pay cash dividends for the foreseeable future.
We intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as our Board deems relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.
General Risk Factors
A downturn in the global economy or other adverse macroeconomic disruptions, especially in the U.S. and Europe, where a substantial majority of our revenue is generated could adversely harm our business.
Our performance depends, at least in part, on global economic conditions and their impact on levels of spending by our subscribers and advertisers. A decline in general economic conditions, including but not limited to recent inflationary movements, especially in the U.S. and Europe, where we generate a substantial majority of our revenue, may adversely affect levels of consumer discretionary spending, the demands for our products and services, as well as advertising expenditures, any of which could materially adversely affect our business, financial condition, and results of operations.
In addition, given the cyclical nature of the global economy, a recessionary period may occur in the future, which could negatively affect our business, financial condition, and results of operations. The ongoing U.S.-China trade tension and other international diplomatic issues, as well as geopolitical conflicts, including the military conflict involving Russia and Ukraine, and the economic sanctions imposed on Russia, present additional uncertainties for the U.S. and global economies. In addition, the Company’s operations and access to capital may be impacted by disruptions to the banking system and financial market volatility resulting from bank failures, particularly in light of the recent events that have occurred with respect to SVB. There can be no assurances that future economic conditions in the U.S. or elsewhere around the world will be favorable to our business.

Our employees could engage in misconduct that materially adversely affects us.
Our employees could engage in misconduct that could have a materially adverse effect on us. We may not be able to prevent or detect misconduct by our employees, either personal or in the course of their duties on behalf of us, and the precautions we take to prevent and detect this activity may not be effective. See “—Risks Related to Regulation and Litigation—Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.” If any of our employees were to engage in or be accused of misconduct, we could be exposed to legal liability, negative publicity, our business and reputation could be materially adversely affected, and we could fail to retain key employees. See “—Risks Related to our Brand, Products and Services, and Operations—Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.”
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently maintain our headquarters at 750 N. San Vicente Blvd., Suite RE 1400 West Hollywood, California 90069, where we lease and occupy approximately 25,000 square feet of office space pursuant to an operating lease that expires in 2026. We also lease space at several co-working locations across the United States and globally, including in Brooklyn, Chicago, and Taipei, Taiwan.

We consider our current office space adequate to meet our ongoing needs, particularly in light of our recently adopted work from anywhere remote policy. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various claims, lawsuits, government investigations, settlements and proceedings relating to our operations. Although the results of the claims, lawsuits, government investigations, and proceedings in which we are involved cannot be predicted with certainty, we do not believe the final outcome of certain matters will have a material adverse effect on our business, financial condition, or results of operations, other than those proceedings for which it is too early to determine the materiality and probability of outcome. Information relating to various commitments and contingencies is described in Note 13 to our consolidated financial statements included in Part II, Item 8 in this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part I, Item 3.

In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and which could adversely affect our business. In addition, from time to time, others may assert claims against us and we may assert claims and legal proceedings against other parties, including in the form of letters and other forms of communication.

The results of any current or future legal proceedings cannot be predicted with certainty and, regardless of the outcome, can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

For more information, see the section titled “Risk Factors—Risks Related to Regulation and Litigation—We are subject to litigation, regulatory and other government investigations, enforcement actions, and settlements, and adverse outcomes in such proceedings could have a materially adverse effect on our business, financial condition, and results of operation.”
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock and Public Warrants are listed on NYSE under symbols “GRND” and “GRND.WS”, respectively.

Holders
As of close of business on March 14, 2023, there were 14 holders of record of our Common Stock, 3 holders of record of our Private Warrants and 1 holder of record of our Public Warrants. The actual number of holders of our Common Stock and Public Warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.

Dividend Policy
We have never declared or paid any dividends on our Common Stock and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
None.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to the audited consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
Grindr is the world’s largest social network focused on the LGBTQ community with approximately 12.2 million MAUs and approximately 788 thousand Paying Users in 2022. Our Paying Users were over 788 and 601 thousand for the years ended December 31, 2022 and 2021, respectively. According to the Frost & Sullivan study commissioned by Grindr in 2021 and 2022, Grindr is the largest and most popular gay mobile app in the world, with more MAUs than other LGBTQ social networking applications. Our mission is to connect queer people with one another and the world. Since our inception in 2009 as a casual dating app for gay men, we have evolved into a global LGBTQ social network platform serving and addressing the needs of the entire LGBTQ queer community. We believe Grindr is a vital utility for the LGBTQ community and our users, as evidenced by our user engagement. Our users are some of the most engaged, spending, on average, 61 minutes per day on our platform in 2021 compared to 10-20 minutes on dating apps, according to the Frost & Sullivan Study commissioned by Grindr, and 25-35 minutes on social networking apps, according to Statista.
We have grown significantly over the years since our product launch. In 2022, we generated $195.0 million of revenue, representing a year-over-year growth of 33.7% as compared to the 2021 period, and had approximately 788 thousand Paying Users, which is 31% higher than our Paying Users from 2021. We have users in over 190 countries or territories and support 21 languages on our platform. On average, profiles on our platform sent over 308 million daily messages in 2022.
Despite our growth, we believe we are just beginning to scratch the surface of our market opportunity and financial potential. According to the Frost & Sullivan Study commissioned by Grindr, the LGBTQ population is growing faster than the overall population and younger generations are driving this growth. We expect this trend to continue as social norms shift, more progressive attitudes surface, and people become more comfortable expressing themselves openly. As this group grows, gains influence, and becomes more digitally connected, we believe we are well positioned to continue to be the leading platform for this group to connect with each other. The Frost & Sullivan Study commissioned by Grindr estimates the global LGBTQ population at 538.4 million in 2022 with approximately $10.9 trillion of GDP at purchasing power parity. In 2022, our MAUs and revenue imply we have only captured more than 2.0% of the LGBTQ population and less than 0.01% of the spend. As the world’s largest social network focused on the LGBTQ community, we have significant opportunities to grow both our users and our revenue through new products and services and additional monetization features.
On June 10, 2020, Grindr was acquired by San Vicente Group Holdings LLC ("SVH"). Prior to the June 10, 2020 acquisition by SVH, we experienced many years of user, revenue, and Adjusted EBITDA growth. As a result of our growth, our infrastructure and systems were not keeping pace, just like many high growth tech companies in similar situations. Following the June 10, 2020 acquisition by SVH, we spent the next several months focused on reassessing strategic priorities, updating our technology infrastructure, upgrading our data systems, stabilizing our product, and optimizing our cost structure. As a result, by 2022 we had a nimbler company with modern tools that resulted in a better and more stable product. This positioned us to take advantage of growth opportunities in 2022 and beyond.
The Grindr mobile application ("Grindr App") is free to download and provides certain services and features to Grindr's users for free, and then offers a variety of additional controls and features for users who subscribe to our premium products and services, Grindr XTRA and Grindr Unlimited. A substantial portion of our revenues are derived directly from users in the form of recurring subscription fees, providing our users access to a bundle of features for the period of their subscription, or add-ons to access premium features. Leveraging strong brand awareness and significant user network stemming from our first mover advantage in the LGBTQ social networking space, our historical growth in number of users has been driven primarily by word-of-mouth referrals or other organic means.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which we derived 86.9% and 89.5% of our total revenues for the years ended December 31, 2022 and 2021, respectively. We intend to grow our user base and revenues by providing innovative and customized products and services and features to users in targeted geographic regions outside of our current core markets that have a large number of untapped potential users, favorable regulatory environments, and fast-growing economies.
In addition to our revenue generated from subscription fees and premium add-ons, we generate a portion of our revenues from both first-party and third-party advertising. Our advertising business provides advertisers with the unique opportunity to directly target and reach the LGBTQ community, which is characterized by a higher-than-average proportion of well-educated, brand-conscious individuals with substantial aggregate global purchasing power. Advertisers on our Grindr App span across many different industries, including healthcare, gaming, travel, automotive, and consumer goods. We offer a diverse range of advertising initiatives to advertisers, such as in-app banners, full-screen interstitials, and other customized units, typically sold on an impressions basis. Additionally, we contract with a variety of third-party advertisement sales platforms to market and sell digital and mobile advertising inventory on our Grindr App. We will continue to evaluate opportunities to increase inventory with unique advertising units and offerings.
Consolidated Results for the Years Ended December 31, 2022 and 2021
For the years ended December 31, 2022 and 2021, we generated:
•Revenue of $195.0 million and $145.8 million, respectively. The increase for the year ended December 31, 2022 compared to the year ended December 31, 2021 was $49.2 million, or 33.7%.
•Net income of $0.9 million and $5.1 million, respectively. The decrease for the year ended December 31, 2022 compared to the year ended December 31, 2021 was $(4.2) million, or (82.4)%.
•Adjusted EBITDA of $85.2 million and $77.1 million, respectively. The increase for the year ended December 31, 2022 compared to the year ended December 31, 2021 was $8.1 million, or 10.6%. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Non-GAAP Financial Measures—Adjusted EBITDA” for more details on the calculations and reconciliations.
The Business Combination and Public Company Costs
On May 9, 2022, Grindr, Tiga and Merger Sub I entered into the Merger Agreement pursuant to which Grindr was merged with and into Merger Sub I, with Grindr surviving the First Merger as a wholly owned subsidiary of Tiga, and promptly afterwards and as part of the same overall transaction as the First Merger, the merger of such surviving company with and into Merger Sub II, with Merger Sub II being the surviving entity of the Second Merger, in accordance with the terms and conditions of the Merger Agreement. The transaction was completed on November 18, 2022 (the "Business Combination") and provided Grindr with $105.1 million of gross proceeds, including $5.1 million from the trust account, $50.0 million from the sale of forward purchase shares and forward purchase warrants and an additional $50.0 million from the sale of backstop shares and backstop warrants, prior to the payment of outstanding expenses, payment of outstanding obligations (including the deferred payment previously outstanding to Kunlun Group Holdings Limited ("Kunlun") and the distribution made by Grindr to its unitholders prior to the Closing). In connection with the Business Combination, the Company increased its secured senior loan by $170.2 million, and Catapult GP II paid approximately $12.0 million to Grindr to partially repay the outstanding Catapult loan. See Note 3 to Grindr's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Grindr was deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Grindr’s consolidated financial statements for previous periods will be disclosed in Grindr’s future periodic reports filed with the SEC.
While the legal acquirer in the Merger Agreement was Tiga, for financial accounting and reporting purposes under U.S. GAAP, Legacy Grindr was the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by Tiga for the stock of Grindr) did not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy Grindr in many respects. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Grindr became the historical consolidated financial statements of Grindr, and Tiga’s assets, liabilities, and results of operations were consolidated with Legacy Grindr beginning on the acquisition date. Operations prior to the Business Combination are presented as those of Legacy Grindr and will be presented as such in future reports. The net assets of Tiga were recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded upon execution of the Business Combination.
As a consequence of the Business Combination, Grindr became the successor to an SEC-registered and NYSE-listed company, which required Grindr to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Grindr expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. The Company is classified as an Emerging Growth Company, as defined under the Jumpstart Our Business Act (the “Jobs Act”), which was enacted on April 5, 2012. As a result of the Business Combination, the Company is provided certain disclosure and regulatory relief, provided by the SEC, as an Emerging Growth Company and Smaller Reporting Company.
Grindr’s future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.
How We Generate Revenue
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue. Direct Revenue is revenue generated by our users who pay for subscriptions or add-ons to access premium features. Indirect Revenue is generated by third parties who pay us for access to our users, such as advertising or partnerships.
Direct Revenue is driven predominately by our subscription revenue and premium add-ons. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. Our subscription revenue has grown through organic user acquisition and the viral network effects enabled by our brand and market position. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr App. Many of our users choose to pay for premium features and functionalities, such as access to more user profiles, ad-free environments, advanced filters, unlimited blocks and favorites, and the ability to send multiple photos at the same time, to enhance their user experience. By continuously introducing new premium features, we continue to increase our Paying Users and average revenue per paying user.
For the years ended December 31, 2022 and 2021, our Direct Revenue accounted for 83.7%% and 79.6%% of our total revenue, respectively, our Adjusted Direct Revenue (as defined below) accounted for 83.7% and 80.2% of our total revenue, respectively.
Indirect Revenue primarily consists of revenue generated by third parties who pay us for access to our users, including advertising, partnerships, merchandise, and other non-direct revenue. Our advertising business provides advertisers with the unique opportunity to directly target and reach the LGBTQ community, which generally consists of well-educated individuals with significant global purchasing power. We have attracted advertisers from a diverse array of industries, including healthcare, gaming, travel, automotive, and consumer goods. We offer a diverse range of advertising initiatives to advertisers, such as in-app banners, full-screen interstitials, rewarded video, and other customized units, typically on a CPM basis. We contract with a variety of third-party ad platforms to market and sell digital and mobile advertising inventory on our Grindr App. In exchange for facilitating the advertising process, we pay the relevant third-party ad platform a share of the revenue derived from the advertisements they place on the Grindr App. We intend to continue to grow our Indirect Revenue through advertising, partnerships, merchandise, and other non-direct initiatives.
Operating and Financial Metrics

(in thousands, except Adjusted ARPPU, ARPPU and ARPU)	Year Ended December 31, 2022	Year Ended December 31, 2021
Key Operating Metrics
Average Paying Users	788	601
Adjusted Average Direct Revenue per Paying User ("Adjusted ARPPU")	$17.28	$16.21
Average Direct Revenue per Paying User ("ARPPU")	$17.28	$16.08
Monthly Active Users	12,246	10,799
Average Total Revenue per User ("ARPU")	$1.33	$1.13

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Key Financial and Non-GAAP Metrics(1)
Revenue	$195,015	$145,833
Adjusted Direct Revenue	$163,308	$116,931
Indirect Revenue	31,707	29,802
Net income	$852	$5,064
Net income margin	0.4%	3.5%
Adjusted EBITDA	$85,192	$77,054
Adjusted EBITDA Margin	43.7%	52.8%
Net cash provided by operating activities	$50,644	$34,430
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin and reconciliation of Direct Revenue to Adjusted Direct Revenue.
•Paying Users. A Paying User is a user that has purchased or renewed a Grindr subscription and/or purchased a premium add-on on the Grindr App. We calculate Paying Users as a monthly average, by counting the number of Paying Users in each month and then dividing by the number of months in the relevant measurement period. Paying Users is a primary metric that we use to judge the health of our business and our ability to convert users to purchasers of our premium features. We are focused on building new products and services and improving on existing products and services, as well as launching new pricing tiers and subscription plans, to drive payer conversion.
•ARPPU. We calculate average revenue per Paying User (“ARPPU”) based on Direct Revenue in any measurement period, divided by Paying Users in such a period divided by the number of months in the period.
•Adjusted ARPPU. We calculate adjusted ARPPU based on Adjusted Direct Revenue (excluding purchase accounting adjustments) in any measurement period, divided by Paying Users in such a period divided by the number of months in the period.
•MAUs. A MAU, or Monthly Active User, is a unique device that demonstrated activity on the Grindr App over the course of the specified period. Activity on the app is defined as opening the app, chatting with another user, or viewing the cascade of other users. We also exclude devices where all linked profiles have been banned for spam. We calculate MAUs as a monthly average, by counting the number of MAUs in each month and then dividing by the number of months in the relevant period. We use MAUs to measure the number of active users on our platform on a monthly basis and to understand the pool of users we can potentially convert to Paying Users.
•ARPU. We calculate average total revenue per user (“ARPU”) based on Total Revenue in any measurement period, divided by our MAUs in such a period divided by the number of months in the period. As we expand our monetization product offerings, develop new verticals, and grow our community of users, we believe we can continue to increase our ARPU.
Non-GAAP Profitability
We use net income and net cash provided by operating activities to assess our profitability and liquidity, respectively. In addition to net income and net cash provided by operating activities, we also use the following measure:
•Adjusted EBITDA. We define Adjusted EBITDA as net income excluding income tax (benefit) provision, interest expense, depreciation and amortization, stock-based compensation expense, non-core expenses/losses (gains). Non-core expenses/losses (gains) include purchase accounting adjustments related to deferred revenue, transaction-related costs, asset impairments, management fees, interest income from the related party loan to Catapult GP II, and change in fair value of warrant liability. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
•Adjusted Direct Revenue. We define Adjusted Direct Revenue as Direct Revenue adjusted for the release of the fair value adjustment of deferred revenue into revenue of the acquired deferred revenue due to the June 10, 2020, acquisition by SVH.

Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Direct Revenue are key measures we use to assess our financial performance and are also used for internal planning and forecasting purposes. We believe Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted Direct Revenue are helpful to investors, analysts, and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors, and other interested parties to evaluate and assess performance.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin and reconciliation of Direct Revenue to Adjusted Direct Revenue.
Key Factors Affecting our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Item 1A. "Risk Factors" in this Annual Report on Form 10-K.
Growth in User Base and Paying Users
We acquire new users through investments in marketing and brand as well as through word of mouth from existing users and others. We convert these users to Paying Users by introducing premium features which maximize the probability of developing meaningful connections, improve the experience, and provide more control. For the years ended December 31, 2022 and 2021, we had over 788 thousand and 601 thousand Paying Users, respectively, representing an increase of 31.0% year over year. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or in-app offerings. As we scale and our community grows larger, we are able to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our brand awareness and increases conversion to one of our premium products and services. Our revenue growth primarily depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
Expansion into New Geographic Markets
We are focused on growing our platform globally, including through entering new markets and investing in under-penetrated markets. Expanding into new geographies will require increased costs related to marketing, as well as localization of product features and services. Potential risks to our expansion into new geographies will include competition and compliance with foreign laws and regulations. As we expand into certain new geographies, we may see an increase in users who prefer to access premium features through our add-on options rather than through our subscription packages, which could impact our ARPPU. We may also see a lower propensity to pay as we enter certain new markets with additional competitors and cost and revenue profiles.
Growth in ARPPU
We have developed a sophisticated understanding of the value our users derive from becoming Paying Users on our platform. We continually develop new monetization features and improve existing features in order to increase adoption of premium add-ons and our subscription programs. Many variables will impact our ARPPU, including the number of Paying Users, mix of monetization offerings on our platform, effect of demographic shifts, geographic differences on all of these variables, and changes in mobile app store policies. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates change, translation of the statements of operations into U.S. dollars could negatively impact revenue and distort year-over-year comparability of operating results. To the extent our ARPPU growth slows, our revenue growth will become increasingly dependent on our ability to increase our Paying Users.
Investing in Growth While Driving Long-Term Profitability
Key investment areas for our platform include machine learning capabilities, including continually improving our technology; features that prioritize security and privacy; and new premium offerings that add incremental value to Paying Users.
Attracting and Retaining Talent
Our business relies on our ability to attract and retain our talent, including engineers, data scientists, product designers and product developers. As of December 31, 2022, we had 202 full-time and part-time employees; of which employees, approximately 60% work in engineering and product development. We believe that people want to work at a company that has purpose and aligns with their personal values, and therefore our ability to recruit talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
Factors Affecting the Comparability of Our Results
General macroeconomic trends and events. General economic trends and events, including pandemics, demographic changes, employment rates, job growth, user confidence, and disposable income, have a substantial effect on both our users’ ability and desire to purchase premium subscriptions and advertisers’ ability and willingness to advertise on our network, thereby affecting both of our major revenue streams and our financial results over time and the year-over-year comparability of operating results. For instance, we believe the COVID-19 pandemic was a factor that suppressed user activity, particularly between March 2020 to July 2020, when in-person engagement across the markets in which we operate was severely impacted, and caused some users to be less active or cancel their subscriptions.
Governmental regulations. New governmental policies and regulations can affect our business in meaningful ways, even when such policies and regulations are not specifically related to the LGBTQ community. For example, the implementation of GDPR in Europe has given end-users more control over how their data and personal information are utilized and has thereby adversely affected our European advertisers’ ability to specifically target these users. This new regulation has had a stagnating effect on our indirect revenue growth trajectory in Europe. The implementation of similar regulations in other regions of the world, or new regulations that affect our ability to monetize the data received from our users, could have a significant impact on our operating results and ability to grow our business.
Temporary variability in general advertising spend. Our ability to maintain consistently high advertiser demand for our platform can be affected by seasonal or temporary trends in advertisers’ appetites to engage with our users or our brand. For example, events that result in temporary positive or negative publicity for our company (even if unfounded) may play a significant role in our advertisers’ desire to continue to advertise on our platform. Further, general economic conditions may lead to changes in advertising spending in general, which could have a significant impact on our results of operations. Such fluctuations in advertising demand are often unpredictable and likely temporary, but could have a significant impact on the financial condition of our business.
International market pricing and changes in foreign exchange rates. The Grindr App has MAUs in over 190 countries and territories. Our international revenues represented 37.4% and 35.8% of total revenue for years ended December 31, 2022 and 2021, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenues in local currencies. In addition, some of the parties we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
Key Components of Our Results of Operations
Revenues
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue. Direct Revenue is revenue generated by our users who pay for subscriptions or premium add-ons to access premium features. Indirect Revenue is generated by third parties who pay us for access to our users, such as advertising and partnerships. As we continue to expand and diversify our revenue streams, we anticipate increasing monetization from premium add-ons, contributing to increase in revenues over time.
Direct Revenues. Direct Revenues are reported gross of fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers and therefore, we act as the principal. Our subscription revenues are generated through the sale of monthly subscriptions that are currently offered in one, three, six and twelve-month subscription periods. Subscribers pay in advance, primarily through third party partners, including iTunes, Google Play, and Stripe, according to our terms and conditions. Subscription revenues, net of taxes and chargebacks, are recognized on a monthly basis over the term of the subscription.
Indirect Revenues. Indirect Revenues primarily consists of revenue generated by third parties who pay us for access to our users, including advertising, partnerships, and merchandise.
Our advertising business provides advertisers with the unique opportunity to directly target and reach the LGBTQ community, which generally consists of well-educated individuals with significant global purchasing power. We have attracted advertisers from a diverse array of industries, including healthcare, gaming, travel, automotive, and consumer goods. We offer a diverse range of advertising initiatives to advertisers, such as in-app banners, full-screen interstitials, rewarded video, and other customized units, typically on a CPM basis. We contract with a variety of third-party ad platforms to market and sell digital and mobile advertising inventory on our Grindr App. In exchange for facilitating the advertising process, we pay the relevant third-party ad platform a share of the revenue derived from the advertisements they place on the Grindr App.
Cost of Revenue and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of the distribution fees which we pay to Apple and Google, infrastructure costs associated with supporting the Grindr App and our advertising efforts, which stem largely from our use of Amazon Web Services, and costs associated with content moderation, which involve our outsourced teams in Honduras and the Philippines ensuring that users are complying with our community standards.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses consists primarily of sales and marketing expenditures, compensation and other employee-related costs for our employees, costs related to outside consultants and general administrative expenses, including for our facilities, information technology and infrastructure support. We plan to continue to expand sales and marketing efforts to attract new users, retain existing users and increase monetization of both our new and existing users.
Product Development Expense. Product development expense consists primarily of employee-related and contractor costs for personnel engaged in the design, development, testing and enhancement of product offerings, features, and related technology.
Depreciation and Amortization. Depreciation is primarily related to computers, equipment, furniture, fixtures, and leasehold improvements. Amortization is primarily related to capitalized software, acquired intangible assets (customer relationships, technology, etc.) as well as trademarks, patents, and copyrights.
Other (Expense) Income
Interest (Expense) Income, Net. Interest (expense) income, net consists of interest income received on related party loans, interest expense incurred in connection with our long-term debt and loss on extinguishment of Deferred Payment (defined below).
Other (Expense) Income, Net. Other (expense) income, net consists of realized exchange rate gains or losses, unrealized exchange rate gains or losses, charitable contributions and transaction costs allocated to warrants.
Income Tax (Benefit) Provision. Income tax (benefit) provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Foreign jurisdictions have different statutory tax rates than the United States. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Results of Operations
($ in thousands)	Year Ended December 31, 2022	% of Total Revenue	Year Ended December 31, 2021	% of Total Revenue
Consolidated Statements of Operations and Comprehensive Income
Revenue	$195,015	100.0%	$145,833	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	51,280	26.3%	37,358	25.6%
Selling, general and administrative expense	75,295	38.6%	30,618	21.0%
Product development expense	17,900	9.2%	10,913	7.5%
Depreciation and amortization	37,505	19.2%	43,234	29.6%
Total operating costs and expenses	181,980	93.3%	122,123	83.7%
Income from operations	13,035	6.7%	23,710	16.3%
Other expense
Interest expense, net	(31,538)	(16.2)%	(18,698)	(12.8)%
Other (expense) income, net	(2,799)	(1.4)%	1,288	0.9%
Change in fair value of warrant liability	21,295	10.9%	—	—%
Total other expense	(13,042)	(6.7)%	(17,410)	(11.9)%
Net (loss) income before income tax	(7)	—%	6,300	4.3%
Income tax (benefit) provision	(859)	(0.4)%	1,236	0.8%
Net income	$852	0.4%	$5,064	3.5%
Net income per share	$0.01		$0.03
Revenues
Revenues for the years ended December 31, 2022 and 2021 were $195.0 million and $145.8 million, respectively. The $49.2 million increase, or 33.7% growth rate was primarily due to an increase in Direct Revenue of $47.3 million, or 41%, to $163.3 million and an increase in Indirect Revenue of $1.9 million, or 6.4%, to $31.7 million. The increase in Direct Revenue was driven by both an increase in ARPPU and Paying Users. ARPPU increased by 7.5%, or $1.20, to $17.28 in 2022 from $16.08 in the year ended December 31, 2021. Our ARPPU increased as we improved product mix with growth in our Unlimited tier and optimized pricing on legacy plans during the year ended December 31, 2022. In 2022, Paying Users increased by 187 thousand to 788 thousand, from 601 thousand in December 31, 2021, as we increased Paying User penetration of our overall user base as a result of launching new premium add-ons and features to drive greater subscription conversion. The increase in Indirect Revenue was primarily driven by year-over-year growth in advertising revenue.
Revenues from operations in the United States increased by $28.4 million, or 30.3%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. During this same period, revenues from operations in the United Kingdom increased by $3.6 million, or 33.6%, and revenues from operations in the remainder of the world increased by $17.2 million, or 41.4%. These changes are consistent with revenue changes previously noted.
Cost of revenue
Cost of revenue for the years ended December 31, 2022 and 2021 was $51.3 million and $37.4 million, respectively. Cost of revenue increased by $13.9 million, or 37.2%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily due to growth in distribution fees (consistent with direct revenue growth) and increased infrastructure costs associated with our primary information systems vendors.
Selling, general and administrative expense
Selling, general and administrative expense for the years ended December 31, 2022 and 2021 was $75.3 million and $30.6 million, respectively. Selling, general and administrative expenses increased $44.7 million, or 146.1% in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to stock-based compensation expense increase of approximately $23.7 million resulting from the Series P unit modification that occurred in the second quarter of 2022, as well as approximately $6.0 million increase of full-time employee-related expenses associated with headcount growth, and approximately $7.0 million increase in spending for outside service fees for audit, tax, legal, recruiting, and other consulting services. The increase was also due to higher branding and marketing costs, as well as other general and administrative expenses, such as general liability insurance, office software, and business travel and entertainment.
Product development expense
Product development expense for the years ended December 31, 2022 and 2021 was $17.9 million and $10.9 million, respectively. Product development expense increased $7.0 million, or 64.2%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to higher contractor expenses and increased full-time employee-related expenses.
Depreciation and amortization
Depreciation and amortization for the years ended December 31, 2022 and 2021 was $37.5 million and $43.2 million, respectively. Depreciation and amortization decreased $5.7 million, or 13%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to acquired intangibles amortization from our acquisition in June 2020 and as certain intangible assets were amortized under an accelerated amortization schedule, with higher amounts expensed in 2021.
Interest expense, net
Interest expense, net for the years ended December 31, 2022 and 2021 was $31.5 million and $18.7 million, respectively.
Interest expense, net increased by $12.8 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the additional interest expense associated with raising additional debt as well as rising interest rates and loss on extinguishment of debt in connection with the Business Combination.

Interest income for the years ended December 31, 2022 and 2021 primarily relates to a $30 million promissory note from Catapult GP II in conjunction with the common units purchased on April 27, 2021. Total promissory note bears interest at 10.0% per annum. Total amount of interest income related to the note for the years ended December 31, 2022 and 2021 were $2.8 million and $2.0 million, respectively. See Note 9 and Note 20 to Grindr’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Interest expense relates primarily to the Company's credit agreement. Total amount of interest expense related to the credit agreement for the years ended December 31, 2022 and 2021 were $22.7 million and $20.7 million, respectively. See Note 11 to Grindr’s audited consolidated financial statements for additional information included elsewhere in this Annual Report on Form 10-K for additional information.

We agreed to settle the Deferred Payment (defined below) with Kunlun. The difference between the assumed carrying value of the Deferred Payment at the time of settlement and the $155.0 million obligation is recognized in the amount of $11.9 million, which has been recorded as a loss on extinguishment of debt included in Interest expense, net in the consolidated statements of operations and comprehensive income in the period it was extinguished. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Other (expense) income, net
Other income (expense), net for the years ended December 31, 2022 and 2021 was $(2.8) million and $1.3 million, respectively.

Other income (expense), net decreased by $4.1 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to transaction costs allocated to warrants related to the Business Combination as other expense in 2022. Additionally, we had other income of $1.5 million for loan forgiveness for our Paycheck Protection Program Loan in October 2021. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information

Change in fair value of warrant liability
Change in fair value of warrant liability represents the change in the fair value of our Warrants between measurement dates. The Warrants remained unexercised and were remeasured to fair value of $17.9 million as of December 31, 2022, resulting in a gain of $21.3 million for the year ended December 31, 2022 recognized in the consolidated statements of operations and comprehensive income.
Income tax provision (benefit)
We recorded income tax provision (benefit) as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current income tax provision:
Federal	$8,696	$4,828
State	1,647	711
International	17	9
Total current tax provision:	10,360	5,548
Deferred income tax benefit:
Federal	(9,791)	(4,436)
State	(1,428)	124
International	—	—
Total deferred tax benefit:	(11,219)	(4,312)
Total income tax (benefit) provision	$(859)	$1,236
Legacy Grindr restructured immediately prior to the Business Combination. The restructuring created two tax periods, one for Legacy Grindr through the restructuring, and one for Grindr through the remainder of the year. The decrease in income tax (benefit) provision is primary due to the tax effect on the increase in stock-based compensation and decrease in foreign derived intangible income deduction and research tax credit in Legacy Grindr’s short tax period, and the tax effect on the change in fair value of warrant liability in Grindr’s short tax period resulting in a taxable loss position.

Our effective tax rates in fiscal 2022 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net income
Net income for the years ended December 31, 2022 and 2021 was $0.9 million and $5.1 million, respectively. Net income decreased by $4.2 million for the reasons explained above.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use Adjusted Direct Revenue and Adjusted EBITDA, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
Adjusted Direct Revenue
We define Adjusted Direct Revenue as Direct Revenue adjusted for the release of the fair value adjustment of deferred revenue into revenue of the acquired deferred revenue due to the June 10, 2020 acquisition (See Note 3 to Grindr’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

The following table presents the reconciliation of Direct Revenue to Adjusted Direct Revenue for the years ended December 31, 2022 and 2021.

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Reconciliation of Direct Revenue to Adjusted Direct Revenue
Direct Revenue	$163,308	$116,031
Adjustments	—	900
Adjusted Direct Revenue	$163,308	$116,931
Adjusted EBITDA
The primary financial measure we use is Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as net income excluding income tax provision, interest expense, depreciation and amortization, stock-based compensation expense, non-core expenses/losses (gains), including purchase accounting adjustments related to deferred revenue, transaction-related costs, litigation related costs, management fees, change in fair value of warrant liability and interest income from the related party loan to Catapult GP II. Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. We exclude the above items as some are non-cash in nature, and others are non-recurring that they may not be representative of normal operating results. This non-GAAP financial measure adjusts for the impact of items that we do not consider indicative of the operational performance of our business. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP.
Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

The following table presents the reconciliation of net income to Adjusted EBITDA for, the years ended December 31, 2022 and 2021.

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Reconciliation of net income to adjusted EBITDA
Net income	$852	$5,064
Interest expense, net (1)	31,538	18,698
Income tax (benefit) expense	(859)	1,236
Depreciation and amortization	37,505	43,234
Transaction-related costs (2)	6,499	3,854
Litigation related costs (3)	1,722	1,913
Stock-based compensation expense	28,586	2,485
Management fees (4)	644	728
Purchase accounting adjustment	—	900
Other income (5)	—	(1,058)
Change in fair value of warrant liability (6)	(21,295)	—
Adjusted EBITDA	$85,192	$77,054
Revenue	$195,015	$145,833
Adjusted EBITDA Margin	43.7%	52.8%
_________________
(1)Interest expense, net for the year ended December 31, 2022 included the loss on extinguishment of Deferred Payment (defined below).
(2)Transaction-related costs consist of legal, tax, accounting, consulting, and other professional fees related to the Business Combination and other potential acquisitions, that are non-recurring in nature.
(3)For the years ended December 31, 2022 and December 31, 2021, litigation related costs primarily represent external legal fees associated with the outstanding litigation or regulatory matters such as the potential Datatilsynet fine or the CFIUS review of the Business Combination, which are unrelated to Grindr’s core ongoing business operations.

(4)Management fees represent administrative costs associated with SVH's administrative role in managing financial relationships and providing directive on strategic and operational decisions, which ceased to continue after the Closing.
(5)For the year ended December 31, 2021, other income primarily represents costs incurred from reorganization events that are unrelated to Grindr's core ongoing business operations, including severance and employment related costs of $0.5 million, offset by PPP Loan forgiveness income of $1.5 million.
(6)Change in fair value of warrant liability relates to our warrants that were remeasured to fair value of $17.9 million as of December 31, 2022, resulting in a gain of $21.3 million for the year ended December 31, 2022.
Adjusted EBITDA increased by $8.1 million, or 10.6%, in the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in revenue, which was partially offset by an increase in higher operating expenses (excluding one-time, non-recurring, and other expenses, as outlined in the Adjusted EBITDA definition).
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirement of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to the monthly cash flow requirements of our operational and selling, general and administrative expenses. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $10.1 million in cash and cash equivalents, including restricted cash, as of December 31, 2022.

Cash Flows for the Years Ended December 31, 2022 and 2021
The following table summarizes our total cash and cash equivalent:

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash and cash equivalents, including restricted cash (as of the end of period)	$10,117	$17,170
Net cash provided by (used in):
Operating activities	$50,644	$34,430
Investing activities	(5,585)	(3,797)
Financing activities	(52,112)	(56,249)
Net change in cash and cash equivalents	$(7,053)	$(25,616)
Cash flows provided by operating activities
Net cash provided by operating activities are primarily dependent on our revenues affected by timing of receipts from subscription and advertising sales. It is also dependent on managing our operating expenses, such as salaries and employee-related costs, selling and marketing expenses, transaction costs, and other general and administrative expenses. We expect to maintain strong operating cash flows given our historical performance. We will continue to invest in the right resources to support longer term profitable growth. Our operating cash flows should continue to cover our operating and financing costs.
During the year ended December 31, 2022, our operations provided $50.6 million of cash, which was primarily attributable to net income of $0.9 million, an increase of $37.5 million in depreciation and amortization, an increase of $11.9 million in loss in extinguishment of Deferred Payment (defined below), a decrease of $21.3 million in the fair value change in warrant liability and an increase of $19.3 million in other non-cash adjustments. Cash flows provided by operating activities were further attributable to a decrease of $2.5 million from changes in operating assets and liabilities.
During the year ended December 31, 2021, our operations provided $34.4 million of cash, which was primarily attributable to net income of $5.1 million, an increase of $43.2 million in depreciation and amortization and a decrease of $2.9 million in other non-cash adjustments. Cash flows provided by operating activities were further attributable to a decrease of $10.9 million from changes in operating assets and liabilities.

Cash flows used in investing activities
Net cash used in investing activities in the year ended December 31, 2022 consisted of additions to capitalized software of $5.2 million as well as purchases of property and equipment of $0.4 million.
Net cash used in investing activities in the year ended December 31, 2021 consisted of additions to capitalized software of $3.5 million as well as purchases of property and equipment of $0.3 million. We expect our capital investments to increase over time as we further enhance our platform and product. However, historically this has not been significant, as it has primarily comprised capitalized engineering labor costs and computer hardware costs for employees. Other increases could come from potential acquisitions or other platform extensions.
Cash flows used in by financing activities
Net cash used in financing activities in the year ended December 31, 2022 consisted of $5.2 million in proceeds from the issuance of Common Stock in the Business Combination, $100.0 million in exercise of the Forward Purchase Agreement to Tiga, $2.0 million in proceeds from exercise of employee stock options, $230.8 million in proceeds from issuance of debt, $1.8 million in payment of related party note payable, $155.0 million in payment of deferred purchase price to Kunlun, $196.3 million in distributions paid, $3.5 million related to principal paydown of our long-term debt as well as $5.1 million in debt issuance costs.
Net cash used in financing activities in the year ended December 31, 2021 consisted of $1.4 million in proceeds from exercise of employee stock options, $56.6 million related to principal paydown of our long-term debt as well as $1.0 million in debt issuance costs.
Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, a senior secured credit facility, the private sales of equity securities, and recently, the public sales of equity securities as a result of the Business Combination.

To the extent existing cash and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to existing stockholders. We may enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.

Financing Arrangements
Through December 31, 2022, we completed the following transactions:
Deferred Payment
In June 2020, as part of SVH’s indirect acquisition of approximately 98.6% interest in Grindr (and its subsidiaries) from Kunlun, SV Acquisition agreed to pay what, after adjustments provided for in the acquisition agreement, amounted to a $230.0 million deferred consideration payment liability to Kunlun, payable on the second and third anniversary of the closing date (the “Deferred Payment”). In connection with the acquisition, SV Acquisition assigned the obligations for the Deferred Payment to Grindr, and subsequently, through a series of assumption agreements, SV Acquisition re-assumed the obligations for the Deferred Payment. In June 2022, Grindr declared and then paid a distribution of $83.3 million to its members, including an affiliate of SV Acquisition, on a pro rata basis. Grindr paid this distribution in June and July 2022. SV Acquisition’s affiliate, SV Group Holdings, received its ratable share of this distribution, being $75.0 million, and distributed that amount through intermediate holding companies to SV Acquisition, which then paid such amount to Kunlun in partial satisfaction of the Deferred Payment obligation, thereby reducing such obligation to $155.0 million. The cash transfer to Kunlun was effected by Grindr at the instruction of SV Group Holdings. Substantially simultaneously with Closing, the remaining Deferred Payment obligation was fully repaid. For further information on the Deferred Payment, refer to Note 3 of our audited consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K for additional information.
Fortress Credit Corp. Loan

On June 10, 2020, Grindr Gap LLC (f/k/a San Vicente Gap LLC), Grindr Capital LLC (f/k/a San Vicente Capital LLC) (the “Borrower”), Fortress Credit Corp. (“Fortress”) and the other credit parties and lenders party thereto entered into a credit agreement (the “Credit Agreement”), which permitted the Borrower to borrow up to $192.0 million through a senior secured credit facility. The full amount of $192.0 million was drawn on June 10, 2020. If amounts are repaid, they may not be reborrowed. The Borrower used such proceeds to pay part of the total purchase consideration in connection with the SV Acquisition and related fees and other transaction costs. The Borrower, Fortress and the other credit parties and lenders entered into Amendment No. 2 to the Credit Agreement on June 13, 2022, which permitted the Borrower to borrow an additional $60.0 million through several supplemental term loans (the “Supplemental Term Loans”). The full amount of the Supplemental Term Loans was drawn on June 13, 2022. Amounts paid or repaid in respect of the Supplemental Term Loans may not be reborrowed. The proceeds of the Supplemental Term Loans were used by the Borrower to fund a restricted payment permitted under the Credit Agreement, the proceeds of which (after taking into account minority interests) were in turn paid to Kunlun in partial satisfaction of the Deferred Payment and to pay fees and other transaction costs incurred in connection with such payment (the “Supplemental Term Loan Payment”). The Borrower, Fortress and the other credit parties and lenders entered into Amendment No. 3 to the Credit Agreement on November 14, 2022, which permitted the Borrower to borrow an additional $170.8 million through several supplemental term loans (the “Supplemental Term Loans II”). The full amount of the Supplemental Term Loans II was drawn on November 14, 2022 (in the amount of $140.8 million) and November 17, 2022 (in the amount of $30.0 million).
The Borrower is a direct subsidiary of Grindr Gap, LLC, which is a direct subsidiary of Legacy Grindr. Legacy Grindr is a direct subsidiary of Grindr Inc. Borrowings under the Credit Agreement are guaranteed by all of the subsidiaries of Legacy Grindr (other than the Borrower and Grindr Canada Inc.) and are collateralized by the capital stock and/or certain assets of all of the subsidiaries of Legacy Grindr. Borrowings under the Credit Agreement are repayable in full on various dates ranging from May 17, 2024 to November 14, 2027 based on the drawdown dates of the loans with quarterly mandatory principal repayments equal to 0.5% of the original principal amount of the relevant loans. The Borrower is also required (among other things) to make mandatory prepayments of the Credit Agreement equal to a defined percentage rate (determined based on our leverage ratio) of excess cash flow. Borrowings under the Credit Agreement are index rate loans or Term SOFR loans, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio, currently 7.0%. Term SOFR loans bear interest at Term SOFR (as defined in the Credit Agreement) plus an applicable margin based on the consolidated total leverage ratio, currently 8.0%, in each case, except for $30.0 million of the Supplemental Term Loans II for which the applicable margin is currently 3.2% for index rate loans and 4.2% for Term SOFR loans.
The Credit Agreement also required the Borrower to make a lump-sum principal repayment in the amount of $48.0 million plus related accrued interest on or before February 28, 2021. This repayment date was amended to November 30, 2021 by an amendment to the Credit Agreement entered into on February 25, 2021. In addition to this mandatory repayment, the Borrower was required to pay a premium of 10.0% of the principal repayment, or $4.8 million together with the mandatory lump-sum principal repayment. The repayment was made in November 2021.
The obligations under the Credit Agreement are subject to acceleration at the election of the required lenders during the continuance of any event of default. A default interest rate of an additional 2.0% per annum will apply on all outstanding obligations after the occurrence of an event of default. The Credit Agreement includes restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than a specified level, currently 4.50:1.00.
See Note 13 to our audited consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K for further information. A portion of the borrowings under the Credit Agreement were used to pay the Deferred Payment.
Contractual obligations and contingencies
Our principal commitments consist of obligations under the Credit Agreement and operating leases for office space. See Note 11 and Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Off-balance sheet arrangements
We have no significant off-balance sheet arrangements.
Critical Accounting Policies and Estimates
We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from our estimates.

We believe that the following critical accounting policy reflects the more significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. These estimates, judgments, and assumptions impact the reported amount of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of our more significant accounting policy and estimate. For additional information, see the disclosure included in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K.
Stock-based Compensation
Prior to the Business Combination
We granted stock options and restricted stock awards to employees that vest based solely on continued service, or service conditions under the 2020 Equity Incentive Plan ("2020 Plan"). The fair value of each option award containing service conditions is estimated on the grant date using the Black-Scholes option-pricing model. We recognized stock-based compensation expense on a straight-line basis of the requisite service periods of the awards, which is generally four years. In addition, we also granted service-based and performance-based profit units. Refer to Note 17 of our audited consolidated financial statements elsewhere in this Annual Report on Form 10-K for additional information on stock-based compensation awards.
Determining the fair value of service-based stock-based awards at the grant date requires judgment. We estimated the fair value of our stock options granted using the Black-Scholes option-pricing model. Our use of the Black-Scholes option-pricing model required the input of subjective assumptions, such as the fair value of the Common Stock, the expected term of the option, the expected volatility of the price of our Common Stock, risk-free interest rates, the expected dividend yield of our Common Stock, and the expected term option holders will retain their vested awards before exercising them. The assumptions used in our valuation models represent management’s best estimates. The assumptions and estimates are as follows:
•Fair value of Common Stock. The fair value of our Common Stock was estimated because our Common Stock had not yet been publicly traded prior to the Business Combination.
•Expected term. The expected option term represented the period that the options were expected to be outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.
•Expected volatility. The expected volatility was based on the historical and implied volatility of comparable publicly traded companies’ Common Stock over a similar expected term.
•Expected dividend yield. The expected dividend yield was zero as we had never declared or paid cash dividends.
In addition, given the absence of a public trading market, Legacy Grindr’s Board of Managers, along with management, exercised reasonable judgment and considered numerous objective and subjective factors to determine the fair value of our Common Stock including, but not limited to: (i) contemporaneous valuations performed by an independent valuation specialist (ii) our operating and financial performance (iii) issuances of preferred and ordinary units (iv) the valuation of comparable companies; (v) current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering and (vi) the lack of marketability of its Common Stock.
Subsequent to the Business Combination
Immediately prior to the completion of the Business Combination, Legacy Grindr's compensation plan was terminated and each option outstanding and unexercised at the effective time of the Closing was converted into the right to receive an option to purchase our Common Stock upon substantially the same terms and conditions as the unit options immediately prior to the Business Combination. In addition, all vested profit units were exchanged for our Common Stock.
In connection with our Business Combination, on November 18, 2022, the Board of Directors adopted the 2022 Equity Incentive Plan (the “2022 Plan”), which permits the grant of incentive awards, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards.
We measure the fair value of restricted stock units containing service conditions based on the fair value on the grant date of our Common Stock as of the date of grant. Compensation expense for restricted stock units with time-based vesting conditions is recognized on a straight-line basis over the requisite service period.
We measure the fair value of restricted stock units that are subject to market conditions and are liability-classified using a Monte Carlo simulation model. Our use of the Monte Carlo simulation model requires estimates, including the expected term, the expected volatility, the risk-free interest rate, and the dividend yield. Prior to vesting, compensation expense is recognized over the derived service period. At the end of each financial reporting period prior to the vesting date, the fair value of these awards is remeasured using a Monte Carlo simulation model.
Recently Issued and Adopted Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Grindr Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grindr Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California
March 17, 2023

Grindr Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$8,725	$15,778
Accounts receivable, net of allowances of $336 and $53 at December 31, 2022 and December 31, 2021, respectively	22,435	17,885
Prepaid expenses	7,622	2,330
Deferred charges	3,652	4,611
Other current assets	750	3,308
Total current assets	43,184	43,912
Restricted cash	1,392	1,392
Property and equipment, net	2,021	2,374
Capitalized software development costs, net	7,385	3,637
Intangible assets, net	104,544	139,708
Right of use assets	4,535	—
Goodwill	275,703	258,619
Other assets	64	84
Total assets	$438,828	$449,726
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,435	$2,437
Accrued expenses and other current liabilities	15,681	3,539
Current maturities of long-term debt, net	22,152	3,840
Deferred revenue	18,586	20,077
Total current liabilities	61,854	29,893
Long-term debt, net	338,476	133,279
Warrant liability	17,933	—
Lease liability	3,658	—
Deferred income taxes	12,528	20,912
Other non-current liabilities	327	2,405
Total liabilities	$434,776	$186,489
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, par value $0.0001; 100,000,000 shares and unlimited shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $0.0001; 1,000,000,000 shares and unlimited shares authorized; 173,524,360 and 155,541,074 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	17	16
Additional paid-in capital	9,078	269,116
Accumulated deficit	(5,043)	(5,895)
Total stockholders’ equity	$4,052	$263,237
Total liabilities and stockholders’ equity	$438,828	$449,726
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue	$195,015	$145,833
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	51,280	37,358
Selling, general and administrative expense	75,295	30,618
Product development expense	17,900	10,913
Depreciation and amortization	37,505	43,234
Total operating costs and expenses	181,980	122,123
Income from operations	13,035	23,710
Other expense
Interest expense, net	(31,538)	(18,698)
Other (expense) income, net	(2,799)	1,288
Change in fair value of warrant liability	21,295	—
Total other expense	(13,042)	(17,410)
Net (loss) income before income tax	(7)	6,300
Income tax (benefit) provision	(859)	1,236
Net income	$852	$5,064
Net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted-average shares outstanding:
Basic	157,882,535	152,811,130
Diluted	159,166,872	152,867,466
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Series Y Preferred Units (Par value $0.00001)		Series X Ordinary Units (Par value $0.00001)		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020, as previously reported	—	$—	—	$—	—	$—	105,180,224	$1	$267,216	$(10,959)	$256,258
Retroactive application of recapitalization	—	—	147,561,390	15	—	—	(105,180,224)	(1)	(14)	—	—
Balance at December 31, 2020, after effect of reverse recapitalization	—	—	147,561,390	15	—	—	—	—	267,202	(10,959)	256,258
Net income	—	—	—	—	—	—	—	—	—	5,064	5,064
Issuance of units	—	—	7,557,913	1	—	—	—	—	29,999	—	30,000
Promissory note to a member	—	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Interest on the promissory note to a member	—	—	—	—	—	—	—	—	(2,038)	—	(2,038)
Related party unit-based compensation	—	—	—	—	—	—	—	—	1,333	—	1,333
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,269	—	1,269
Exercise of stock options	—	—	421,771	—	—	—	—	—	1,351	—	1,351
Balance at December 31, 2021	—	—	155,541,074	16	—	—	—	—	269,116	(5,895)	263,237
Net income	—	—	—	—	—	—	—	—	—	852	852
Member distributions	—	—	—	—	—	—	—	—	(367,114)	—	(367,114)
Interest on the promissory note to a member	—	—	—	—	—	—	—	—	(2,842)	—	(2,842)
Repayment of promissory note to a member	—	—	—	—	—	—	—	—	11,167	—	11,167
Payment of interest on promissory note to member	—	—	—	—	—	—	—	—	4,642	—	4,642
Downward merger of San Vicente entities	—	—	—	—	—	—	—	—	26,667	—	26,667
Issuance of Common Stock in the Business Combination, net of transaction costs	—	—	7,385,233	—	—	—	—	—	(65,983)	—	(65,983)
Exercise of Forward Purchase Agreement	—	—	10,000,000	1	—	—	—	—	102,829	—	102,830
Related party unit-based compensation	—	—	—	—	—	—	—	—	25,076	—	25,076
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,497	—	3,497
Exercise of stock options	—	—	598,053	—	—	—	—	—	2,023	—	2,023
Balance at December 31, 2022	—	—	173,524,360	17	—	—	—	—	9,078	(5,043)	4,052
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net income	$852	$5,064
Adjustments to reconcile net income to net cash provided by operating activities:
Share/Unit-based compensation	28,422	2,602
Gain on Paycheck Protection Program loan forgiveness	—	(1,535)
Fair value change in warrant liability	(21,295)	—
Transaction costs allocated to warrant liability	2,302	—
Loss on extinguishment on deferred purchase price paid to Kunlun	11,851	—
Accrual of premium on debt	—	1,118
Amortization of debt issuance costs	1,281	1,180
Interest income on promissory note from member	(2,842)	(2,038)
Depreciation and amortization	37,505	43,234
Provision for doubtful accounts	282	53
Deferred income taxes	(11,218)	(4,312)
Non-cash lease expense	1,050	—
Changes in operating assets and liabilities:
Accounts receivable	(4,832)	(6,105)
Prepaid expenses and deferred charges	(4,440)	(1,777)
Other current assets	2,558	(3,292)
Other assets	20	37
Accounts payable	1,802	1,845
Accrued expenses and other current liabilities	10,211	(7,481)
Deferred revenue	(1,491)	6,547
Due to/(from) related party	—	10
Lease liability	(1,989)	—
Other liabilities	615	(720)
Net cash provided by operating activities	$50,644	$34,430
Investing activities
Purchase of property and equipment	$(430)	$(269)
Additions to capitalized software	(5,155)	(3,528)
Net cash used in investing activities	$(5,585)	$(3,797)

Grindr Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2022	2021
Financing activities
Proceeds from issuance of common stock in the Business Combination	$5,182	$—
Proceeds from exercise of Forward Purchase Agreement	100,000	—
Transaction costs paid in connection with the Business Combination	(28,460)	—
Payment of related party note payable	(1,780)	—
Payment of deferred purchase price to Kunlun	(155,000)	—
Proceeds from exercise of stock options	2,023	1,351
Distributions paid	(196,305)	—
Proceeds from issuance of debt	230,800	—
Payment of debt	(3,480)	(56,640)
Payment of debt issuance costs	(5,092)	(960)
Net cash used in financing activities	$(52,112)	$(56,249)
Net decrease in cash, cash equivalents and restricted cash	$(7,053)	$(25,616)
Cash, cash equivalents and restricted cash, beginning of the period	17,170	42,786
Cash, cash equivalents and restricted cash, end of the period	$10,117	$17,170
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,725	$15,778
Restricted cash	1,392	1,392
Cash, cash equivalents and restricted cash	$10,117	$17,170
Supplemental disclosure of cash flow information:
Cash interest paid	$18,054	$22,751
Income taxes paid	$2,236	$9,514
Supplemental disclosure of non-cash financing activities:
Paycheck Protection Program loan forgiveness	$—	$1,535
Repayment of principal and interest on the promissory note to a member from distributions	$15,809	$—
Promissory note to Group Holdings in relation to the Distribution (defined below)	$155,000	$—
Member distributions	$(170,809)	$—
Transaction costs incurred but not yet paid	$(1,196)	$—

See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
1.Nature of Business
Grindr Inc. (“Grindr” or the “Company”) is headquartered in Los Angeles, California and manages and operates the Grindr app, a global LGBTQ social network platform serving and addressing the needs of the entire LGBTQ queer community. The Grindr app is available through Apple’s App Store for iPhones and Google Play for Android. The Company offers both a free, ad-supported service and a premium subscription version. The Company also manages a dating service app called Blendr, for a broader market.
Grindr was originally incorporated in the Cayman Islands on July 27, 2020 under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities. On May 9, 2022, Grindr Group LLC and its subsidiaries (“Legacy Grindr”) entered into an Agreement and Plan of Merger (as amended on October 5, 2022, the “Merger Agreement”) with Tiga, in which Legacy Grindr would become a wholly owned subsidiary of Tiga (the “Business Combination”). On November 17, 2022, Tiga was redomiciled to the United States (the “Domestication”). Upon the closing of the Business Combination on November 18, 2022 (the “Closing”), Tiga was renamed to “Grindr Inc.”
Prior to the Business Combination, Legacy Grindr was a wholly owned subsidiary of San Vicente Group Holdings LLC (“Group Holdings”), which was the joint subsidiary of San Vicente Group TopCo LLC (“SVG”), a wholly owned subsidiary of San Vicente Acquisition LLC (“SVA”), and San Vicente Equity Joint Venture LLC (“SVE”), a related party and subsidiary of SVA. SVA was a wholly owned subsidiary of San Vicente Parent LLC (“SV Parent”), which was a wholly owned subsidiary of San Vicente Offshore Holdings (Cayman) Limited (“SV Cayman”), which was a wholly owned subsidiary of San Vicente Investments II, Inc. (“SV Investments II”), a wholly owned subsidiary of San Vicente Investments, Inc. (“SV Investments”).
Immediately prior to the Business Combination, SVE was liquidated and Group Holdings, SVG, SVA, SV Parent, SV Cayman, and SV Investments II merged down with and into Legacy Grindr. The accounting treatment for each of these transactions is reflected as a contribution of assets and liabilities between entities under common control, which does not result in a change in reporting entity requiring retrospective restatement of the historical financial statements. See Note 3 – Reverse Recapitalization for more information.
Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company” refers to Legacy Grindr and its subsidiaries prior to the consummation of the Business Combination, and Grindr and its subsidiaries after the consummation of the Business Combination.
2.Summary of Significant Accounting Policies
Business Combination and Basis of Presentation
The Business Combination has been accounted for as a reverse recapitalization under U.S. GAAP. Under this method of accounting, Tiga has been treated as the acquired company for financial reporting purposes. This determination is primarily based on the Legacy Grindr unitholders having a relative majority of the voting power of Grindr, Legacy Grindr unitholders having the ability to nominate the majority of the members of the board of directors, Legacy Grindr senior management comprising the senior management roles of Grindr and are responsible for the day-to-day operations, and for the strategy and operations of Grindr continue Legacy Grindr’s historical strategy and operations. Accordingly, for accounting purposes, the financial statements of Grindr represent a continuation of the financial statements of Legacy Grindr with the Business Combination being treated as the equivalent of Legacy Grindr issuing shares for the net assets of Tiga, accompanied by a recapitalization. The net assets of Tiga were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy Grindr and the accumulated deficit of Legacy Grindr has been carried forward after Closing.
All periods prior to the Business Combination have been retrospectively adjusted using the exchange ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization (the "Exchange Ratio"). In addition, all granted and outstanding unvested Legacy Grindr unit options were converted using the Exchange Ratio into options exercisable for shares of Grindr common stock with the same terms and vesting conditions. See Note 17 to the financial statements for a discussion of the Company’s stock-based compensation plans.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the operating results of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with U.S. GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the fair value of acquisition-related contingent consideration arrangements; the fair value of common stock warrant liabilities; valuation allowance; unrecognized tax benefits; legal contingencies; the incremental borrowing rate for the Company's leases; and the valuation of stock-based compensation, among others.
Segment Information
The Company operates in one segment. The Company’s operating segments are identified according to how the performance of its business is managed and evaluated by its chief operating decision maker, the Company’s Chief Executive Officer (“CEO”). Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.
Cash and Cash Equivalents
Cash and cash equivalents consist entirely of cash and money market accounts. The Company considers all highly liquid short-term investments purchased with an original maturity of ninety days or less at the time of purchase to be cash equivalents.
Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as a non-current asset on the consolidated balance sheets. The restricted cash balance as of December 31, 2022 and December 31, 2021 was related to a letter of credit held with a financial institution for leased office space secured by the Company as described in Note 13.
Foreign Currency Transactions
Transaction gains and losses denominated in a currency other than the functional currency are included in “Other income (expense), net” on the consolidated statements of operations and comprehensive income.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable:

Level 1 -	Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.

Level 2 -	Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active, and inputs that are derived principally from or corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

Recurring Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:
•Money market funds — The carrying amount of money market funds approximates fair value and is classified within Level 1 because the fair value is determined through quoted market prices.
•Liability-classified awards — Executives were granted liability-classified compensation awards requiring fair value measurement at the end of each reporting period. The Company used the Monte Carlo simulation model to value the awards, utilizing Level 3 inputs.
•Warrant liability — Public Warrants are classified within Level 1 as these securities are traded on an active public market. Private Warrants are classified within Level 2. For the periods presented, the Company utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. For disclosure in Note 11, the fair values of the Company’s Credit Agreement balances were measured by comparing their prepayment values and observable market data consisting of interest rates based on similar credit ratings.
Nonrecurring Fair Value Measurements
Assets acquired and liabilities assumed in business combinations are initially measured at fair value on the acquisition date on a nonrecurring basis using Level 3 inputs.
The Company is required to measure certain assets at fair value on a nonrecurring basis after initial recognition. These include goodwill, intangible assets, and long-lived assets, which are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. Impairment is assessed annually in the fourth quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or assets below the carrying value, as described below. The fair value of the reporting unit or asset groups is determined primarily using cost and market approaches (Level 3).
Property and Equipment
Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. For property and equipment acquired through a business combination, it is carried at the fair value as of the acquisition date less subsequent accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, and in the case of leasehold improvements, the lease term, if shorter, as follows:

Estimated Useful Lives
Computer equipment..................................................................................................	3 years
Furniture and fixtures.................................................................................................	5 years
Leasehold improvements............................................................................................	5 to 10 years
Maintenance and repairs are charged to expense as incurred and additions and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in “Selling, general and administrative expense” on the consolidated statements of operations and comprehensive income.
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill on its one reporting unit and indefinite-lived intangible assets for impairment annually in the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit’s goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.

The Company foregoes a qualitative assessment and tests goodwill for impairment when it concludes that it is more likely than not there may be an impairment. If needed, the annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company’s reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment loss equal to the excess is recorded.
In the fourth quarters of the fiscal years ended 2022 and 2021, the Company performed its qualitative assessment and determined that it was not more likely than not that the recorded goodwill was impaired.
The Company uses a qualitative approach to test indefinite-lived intangible assets (which currently consists of tradenames) for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of the indefinite-lived intangible assets in connection with the annual impairment testing for the periods presented. The results of the qualitative analysis of the Company’s indefinite-lived intangible assets indicated that the fair value of the indefinite- lived intangible assets exceeded their carrying value.
The Company foregoes a qualitative assessment and tests indefinite-lived intangible assets for impairment when it concludes that it is more likely than not there may be an impairment. If needed, the annual or interim quantitative test of the recovery of indefinite-lived intangible assets involves a comparison of the estimated fair value of the indefinite-lived assets to their carrying value. If the estimated fair value of the indefinite-lived assets exceeds their carrying value, the indefinite-lived intangible assets are not impaired. If the carrying value of the indefinite-lived assets exceeds the estimated fair value, an impairment loss equal to the excess is recorded.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of property and equipment, right-of-use ("ROU") assets, capitalized software, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of long-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.
Capitalized Software Development Costs and Cloud Computing Arrangements
The Company capitalizes the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of its app and functionalities within the app. The Company capitalizes certain costs when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party contractors and vendors who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the software solutions are also capitalized. Costs incurred for training, maintenance, and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.
The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within “Other assets” on the consolidated balance sheets.
Revenue Recognition
Revenue is recognized when or as a customer obtains control of promised services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to in exchange for these services. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Sales tax, including value added tax, is excluded from reported revenue.
The Company derives substantially all of its revenue from subscription revenue and advertising revenue. As permitted under the practical expedient available under ASU 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promised accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.
Direct Revenue
Direct revenue consists of subscription revenue. Subscription revenue is generated through the sale of monthly subscriptions that are currently offered in one, three, six, and twelve-month lengths. Subscription revenue is presented net of taxes, credits, and chargebacks. Subscribers pay in advance, primarily through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period.
Indirect Revenue
Indirect revenue consists of advertising revenue and other non-direct revenue. The Company has contractual relationships with advertising service providers and also directly with advertisers to display advertisements in the Grindr app. For all advertising arrangements, the Company’s performance obligation is to provide the inventory for advertisements to be displayed in the Grindr app. For contracts made directly with advertisers, the Company is also obligated to serve the advertisements in the Grindr app. Providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.
The pricing and terms for all advertising arrangements are governed by either a master contract or insertion order. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions with advertising service providers, the contractually agreed upon price per advertising unit is generally based on the Company’s revenue share or fixed revenue rate as stated in the contract. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for its services, including amounts that are variable. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period. There are no instances where variable consideration is considered material in any of the Company’s arrangements.
The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU 2014-09 applicable to such contracts and does not consider the time value of money.
Principal/Agent Considerations
In arrangements where another party (e.g., advertising service provider) is involved in providing advertising services to an advertiser, the Company evaluates whether it is the principal or agent. In instances where the Company does not retain control of advertising inventory and does not have discretion in establishing price, the Company is the agent. In those cases, the Company does not have discretion to set pricing in its arrangements because it receives a percentage of the amount the advertising service provider charges the advertiser and it does not have a contractual relationship with the advertiser. Accordingly, the Company recognizes revenue related to advertising service providers on a net basis.
Account Receivables, net of allowance for doubtful accounts
The majority of app users access the Company’s services through mobile app stores. At December 31, 2022 and December 31, 2021, two mobile app stores accounted for approximately 43.3% and 15.9%, and 43.6% and 14.4%, respectively, of the Company’s gross accounts receivables. The Company evaluates the credit worthiness of these two mobile app stores on an ongoing basis and does not require collateral from these entities. The Company generally collects these balances between 30 and 45 days following the purchase by the customer.
Accounts receivable also include amounts billed and currently due from advertising customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, and the specific customer’s ability to pay its obligation. The time between the Company issuance of an invoice and payment due date is not significant; payments that are not collected in advance of the transfer of promised services are generally due between 30 and 60 days from the invoice date. The accounts receivable balances, net of allowances, were $22,435 and $17,885 as of December 31, 2022 and December 31, 2021, respectively. The opening balance of accounts receivable, net of allowances, was $11,833 as of January 1, 2021.
Deferred Charges
The Company defers certain costs as an asset, primarily mobile app store distribution fees paid to the Company’s mobile app store download platforms, and recognizes such costs in cost of revenue, along with deferred revenue, as the services are provided, which is consistent with the subscription period. The fee differs based on the agreed upon percentage depending on the country from which the revenue originated and the length of consecutively paid subscriptions, generally approximating 30.0% of revenues for initial subscriptions. For the years ended December 31, 2022 and 2021, the Company recognized cost of revenue of $36,907 and $29,020, respectively, related to these costs.
Contract Liabilities
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue ratably over the terms of the applicable subscription period or expected completion of the performance obligation which range from one to twelve months. The deferred revenue balances were $18,586 and $20,077 as of December 31, 2022 and December 31, 2021, respectively. The opening balance of deferred revenue was $13,530 as of January 1, 2021.
For the year ended December 31, 2022, the Company recognized $20,077 of revenue that was included in the deferred revenue balance as of December 31, 2021. For the year ended December 31, 2021, the Company recognized $13,530 of revenue that was included in the deferred revenue balance as of December 31, 2020.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers for the year ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021
Direct revenue	$163,308	$116,031
Indirect revenue	31,707	29,802
	$195,015	$145,833

	Year Ended December 31,
	2022	2021
United States	$121,958	$93,628
United Kingdom	14,339	10,704
Rest of the world	58,718	41,501
	$195,015	$145,833
Cost of revenue
Cost of revenue consists primarily of mobile app store distribution fees, as well as credit card processing fees. Cost of revenue also includes third-party vendor costs related to customer care functions such as customer service, data center and hosting fees, moderators, and other auxiliary costs associated with providing services to customers.
Selling, general and administrative expense
Selling, general and administrative expense consists of compensation expense (including unit and stock-based compensation expense) and other employee related costs for personnel engaged in selling and marketing, sales support functions, executive management, finance, legal, tax, and human resources. Selling expenses also include advertising, brand marketing, digital and social media spend, and field marketing expenses. General and administrative expense also include transaction costs, allocated expenses associated with facilities, information technology, external professional services, legal costs and settlement of legal claims and other administrative expenses.
Product development expense
Product development expense consists primarily of compensation (including stock and unit-based compensation expense) and other employee-related costs for personnel engaged in the design, development, testing, and enhancement of product offerings and related technology.
Depreciation and amortization expenses
Depreciation and amortization expenses are primarily related to computer equipment, leasehold improvements, furniture and fixtures, customer relationships, technology, and capitalized software development costs.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs totaled $3,014 and $1,293 for the years ended December 31, 2022 and 2021, respectively. Advertising costs are included in “Selling, general and administrative expense” in the consolidated statements of operations and comprehensive income.
Leases
Accounting for Leases prior to the adoption of Topic 842
Periods prior to fiscal year 2022 reflect the provisions of Topic 840, Leases (“Topic 840”). Under Topic 840, rent expense was recorded on a straight-line basis over the lease term. The difference between cash payments for rent and the expense recorded was reported on a straight-line basis as current and non-current deferred rent within accrued expenses and other current liabilities and other long-term liabilities, and as prepaid rent within other current assets and other assets, respectively, in the accompanying consolidated balance sheets.
Adoption of Topic 842: Company as a lessee
An arrangement is assessed to determine if it is or contains a lease at contract inception. Right-of-use assets and lease liabilities, which are disclosed in the accompanying consolidated balance sheets, are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date. At the date of adoption of Topic 842 (refer to "Recently Adopted Accounting Pronouncements" below), the incremental borrowing rate for the Company's existing lease was determined based on the initial lease term. If the lease contains an option to extend the lease term, the renewal option is considered in the lease term if it is reasonably certain that the Company will exercise the option.
Operating lease expense is recognized on a straight-line basis over the term of the lease. Short-term leases, defined as leases with an initial term of twelve months or less, are not recorded on the consolidated balance sheets.
Adoption of Topic 842: Company as a lessor
Rental income from operating leases is recognized on a straight-line basis over the term of the lease.
See Recently Adopted Accounting Pronouncements and Note 13 for additional information on the adoption of Topic 842.
Income Taxes
Legacy Grindr restructured immediately prior to the Business Combination. The restructuring created two tax periods, one for Legacy Grindr through the restructuring, and one for Grindr through the remainder of the year. Legacy Grindr has elected to be treated as a C corporation for taxation purposes. The Company uses the asset and liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Valuation allowances are provided against tax assets when it is determined that it is more-likely-than-not that the assets will not be realized.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of the benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. The provision for income taxes included the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related interest and penalties.
Stock-based Compensation
The Company issues stock-based compensation awards to employees, officer, directors, and non-employees in the form of stock options and restricted stock units (“RSUs”). Compensation expense related to employee and non-employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted.
The Company’s stock-based compensation includes compensation expense related to the grant of service-based RSUs ("Time-Based Awards") and RSUs containing a market condition ("Market Condition Awards") granted under the 2022 Plan, service-based stock options and restricted units granted under the 2020 Plan, and the service-based and performance-based Series P Units (defined in Note 17) granted by SVE to employees and consultants of Legacy Grindr. Forfeitures of stock-based compensation awards are recognized as they occur.
The Company measures the fair value of the Time-Based Awards based on the fair value on the grant date of the Company’s common stock. Compensation expense for RSUs with time-based vesting conditions is recognized on a straight-line basis over the requisite service period.
The fair value of the Market Condition Awards that are liability-classified is estimated using a Monte Carlo simulation model. Prior to vesting, compensation expense is recognized over the derived service period using the accelerated attribution approach based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. At the end of each financial reporting period prior to the vesting date, the fair value of these awards is remeasured using a Monte Carlo simulation model.
The Company granted stock options to employees under the 2020 Plan that vest based solely on continued service, or service conditions. Prior to the Business Combination, the fair value of each option award containing service conditions was estimated on the grant date using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. The Company recognizes stock-based compensation expense on a straight-line basis of the requisite service periods of the awards, which is generally four years. Upon completion of the Business Combination, all outstanding and unvested unit option awards granted under the 2020 Plan were converted using the Exchange Ratio into options exercisable for shares of Grindr common stock with the same terms and vesting conditions. See Note 17 to the financial statements for a discussion of the Company’s stock-based compensation plans.
The estimated fair value of the Series P performance-based profit units awards is determined using the Black-Scholes valuation model which approximated the option pricing model valuation model. Performance-based profit units require management to make assumptions regarding the likelihood of achieving Legacy Grindr’s performance goals and the Company recognizes compensation expense when the likelihood of the achievement of the performance-based criteria is probable, using an accelerated attribution method. Forfeitures are recognized as they occur.
In addition, prior to the Business Combination, given the absence of a public trading market, Legacy Grindr’s Board of Managers, along with management, exercised reasonable judgment and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock including, but not limited to: (i) contemporaneous valuations performed by an independent valuation specialist; (ii) the Company’s operating and financial performance; (iii) issuances of preferred and ordinary units; (iv) the valuation of comparable companies; (v) current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering; and (vi) the lack of marketability of its common stock. Following the Business Combination, the fair value of the Company’s common stock is determined based on the quoted market price of its common stock.

Modification of equity classified award
On the modification date, the Company determines the type of modification of the equity award by assessing whether the equity awards are probable or improbable to vest before and after the modification. The Company estimates the fair value of the awards immediately before and immediately after modification for those equity awards that are probable of vesting before and after the modification. Any incremental increase in fair value is recognized as an expense immediately to the extent the underlying equity awards are vested and on a straight-line basis over the requisite service period using the related expense attribution method to the extent that they are unvested. For equity awards that are improbable of vesting before the modification and probable of vesting after the modification, the Company recognizes expense measured as the fair value of the modified award on a straight-line basis over the requisite service period using the related expense attribution method based on the fair value of the awards at the modification date.
See Note 17 to the financial statements for a discussion of the Company’s stock-based compensation plans.
Concentration of Risks
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash balances with one major commercial bank. Cash balances are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250. The Company has not experienced any losses in such accounts.
For the year ended December 31, 2022, no customers accounted for 10% or more of the Company’s revenue, and three vendors accounted for 56.7%, 15.6% and 15.3% of the Company’s cost of revenue.
For the year ended December 31, 2021, no customers accounted for 10% or more of the Company’s revenue, and three vendors accounted for 54.5%, 23.2% and 12.3% of the Company’s cost of revenue.
As of December 31, 2022, one customer accounted for 11.2% of the Company’s accounts receivables, and four vendors accounted for 23.3%, 16.6%, 14.6% and 12.8% of the Company’s accounts payable balance.
As of December 31, 2021, one customer accounted for 10.5% of the Company’s accounts receivables, and four vendors accounted for 23.9%, 23.2%, 12.3% and 10.2%% of the Company’s accounts payable balance.

Net Income per Share of Common Stock
Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net income per share is based upon the diluted weighted-average number of shares outstanding during the year. Diluted net income per share gives effect to all potentially dilutive common share equivalents, including stock options. restricted stock units, and warrants, to the extent they are dilutive. See Note 19 for additional information.

Warrant Liability
The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Liability-classified warrants are subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date with changes in fair value recorded in the Company’s consolidated statements of operations and comprehensive income. See Note 15 for additional information on the Company’s warrants.

Recently Adopted Accounting Pronouncements
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update (“ASU”).
As an “emerging growth company”, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), allows the Company to delay adoption of new or revised pronouncement applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Effective January 1, 2022, the Company adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to combine the lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations and comprehensive income on a straight-line basis over the lease term. Results and disclosure requirements for reporting periods beginning after January 1, 2022 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 840.
The adoption of Topic 842 resulted in the recognition of right-of-use assets and related lease liabilities of $5,585 and $5,646, respectively as of January 1, 2022, which were determined in accordance with the implementation guidance of Topic 842.
See Note 13 - Commitments and Contingencies for additional information on the adoption of Topic 842.
Effective January 1, 2022, the Company adopted the ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). As the Company does not have any equity-classified written call options, there was no immediate impact on the consolidated financial statements for the year ended December 31, 2022. The future application of this new standard is not expected to have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard will become effective for the Company beginning on November 1, 2024 and will be applied prospectively. Early adoption is permitted. Any future impact from the adoption of this guidance will depend on the facts and circumstances of future transactions.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting for contract assets acquired and contract liabilities assumed from contracts with customers in business combinations. The amendment requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606, resulting in a shift from previous guidance which required similar assets and liabilities to be accounted for at fair value at the acquisition date. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. While the Company is continuing to assess the timing of adoption and potential impact of this guidance it does not expect the guidance to have a material effect, if any, on its consolidated financial statements and related disclosures. The Company will continue to evaluate the impact of this guidance upon the occurrence of future acquisitions.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The standard requires entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. The FASB has subsequently issued updates to the standard to provide additional clarification on specific topics. The ASU is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its financial statements.
3.Reverse Recapitalization

As discussed in Note 1, the closing of the Business Combination occurred on November 18, 2022. In connection with the Business Combination:
•As a result of the Domestication that occurred on November 17, 2022, each share of outstanding Tiga Class A ordinary shares converted on a one-to-one basis into 485,233 shares of Tiga common stock upon the Domestication, and into one share of Grindr common stock upon the Closing, and each issued and outstanding warrant of Tiga converted on a one-to-one basis into one Tiga warrant upon the Domestication, and into one warrant of Grindr upon the Closing.
•The cancellation and conversion of all 111,294,372 issued and outstanding Legacy Grindr Series X Ordinary Units into 156,139,170 shares of Grindr common stock after giving effect to the exchange ratio as defined in the Merger Agreement (the “Exchange Ratio”)
•The conversion on a one-to-one basis of 6,840,000 of founder shares held by Tiga Sponsor LLC (the “Sponsor”) and 60,000 founder shares held by independent directors (the “Founder Shares”) into Tiga common stock upon the Domestication, and into Grindr common stock upon the Closing,
•The cancellation and exchange of all 3,635,681 granted and outstanding vested and unvested Legacy Grindr Options into 5,100,637 options exercisable for shares of Grindr common stock with the same terms and vesting conditions, as adjusted by the Exchange Ratio.
•A total of 27,114,767 shares of the ordinary shares of Tiga were presented for redemption at a price of $10.50 per share.
•A total of 10,000,000 shares of Grindr common stock were issued to SV Parent at a price of $10.00 per share, pursuant to a forward purchase agreement (“Forward Purchase Agreement”). For each share issued under the Forward Purchase Agreement (“Forward Purchase Share”), the forward purchaser received 0.50 redeemable warrants (“Forward Purchase Warrants”).
The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders' equity for the year ended December 31, 2022:

Recapitalization
Cash - Tiga, trust and cash, net of redemptions	$5,182
Cash - Exercise of Forward Purchase Agreement	100,000
105,182
Less: Non-cash net liabilities assumed from Tiga	(1,754)
Less: Fair value of Public and Private Warrants	(39,228)
Less: Transaction costs for Tiga	(17,421)
Less: Transaction costs for Grindr allocated to equity	(9,933)
Net effect of Business Combination on equity	36,846
Less: Transaction costs for Grindr allocated to warrant liability	(2,302)
Add: Transaction costs for Grindr not yet paid	1,196
Add: Non-cash net liabilities assumed from Tiga	1,754
Add: Fair value of Public and Private Warrants	39,228
Net cash contributions from Business Combination	$76,722

As presented in the consolidated statements of stockholders' equity:
Issuance of common stock in the Business Combination, net of transaction costs	$(65,983)
Exercise of Forward Purchase Agreement	102,829
Net effect of Business Combination on equity	$36,846

As presented in the consolidated statements of cash flows:
Proceeds from issuance of common stock in the Business Combination	$5,182
Proceeds from exercise of Forward Purchase Agreement	100,000
Transaction costs paid in connection with the Business Combination	(28,460)
Net cash contributions from Business Combination	$76,722
The Company recorded transaction costs allocated to warrants in "Other (expense) income, net" in the consolidated statements of operations and comprehensive income.
The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Shares
Founder Shares	6,900,000
Class A common stock of Tiga, net of redemptions	485,233
Forward Purchase Agreement shares	10,000,000
Legacy Grindr units	156,139,170
Total	173,524,403
Other Related Events in Connection with the Business Combination
After the San Vicente Entities (as defined below) merged with and into Legacy Grindr in order for certain San Vicente Entities to receive Grindr shares in connection with the Business Combination, Legacy Grindr and the San Vicente Entities undertook an internal reorganization (the “SV Consolidation”) prior to the Business Combination. Prior to the consummation of the SV Consolidation, Legacy Grindr had no obligation or responsibility for the Deferred Payment (as defined below). Prior to the Closing, SVE was liquidated and each of SV Investments, SV Cayman, SV Parent, SVA, SVG, Group Holdings and SV Investments II, (collectively the “SV Entities”) merged with and into Legacy Grindr, with Legacy Grindr as the surviving entity, resulting in SV Investments and the ultimate beneficial equity holders of Catapult Goliath LLC (“Catapult Goliath), which liquidated prior to the Closing, as direct equity holders in Legacy Grindr. The Company has reflected the effects of the SV Consolidation as a contribution of assets and liabilities between entities under common control as follows:
•In connection with the acquisition of Legacy Grindr in 2020, the SV Entities had a cash obligation to pay $155,000 on June 20, 2023 to Kunlun Group Holdings Limited (“Kunlun”). This obligation was recorded by the SV Entities at the present value of these payments due in the future (“Deferred Payment”). The Deferred Payment was recorded as a liability by SVA and in connection with the SV Consolidation was contributed to Legacy Grindr as an adjustment to equity.
•In connection with the Business Combination, the board of managers of Legacy Grindr approved a distribution of $2.55 per unit of Series X Ordinary Units of Grindr amounting to $283,801 to Series X Ordinary Unit holders as of the close of business on November 23, 2022 (the “Distribution”). As part of the Distribution, Group Holdings elected to receive a partial payment of its distribution in cash and the remainder of its distribution, $155,000, in the form of a promissory note (the “Promissory Note”) on November 15, 2022. Group Holdings in turn issued promissory notes to its parent companies, SVEJV and SVG, totaling $155,000. SVEJV in turn issued a promissory note for its pro rata portion to SVG, which then issued a promissory note in the amount of $155,000 to SVA.
•Prior to Closing and in connection with SV Consolidation, but after SV Parent satisfied in full its funding obligations under the Forward Purchase Agreement to Tiga, SV Parent merged with and into Legacy Grindr (the “SV Business Combination”). Upon the completion of the SV Business Combination, the intercompany promissory notes were canceled, and the merger of SV Parent into the Company resulted in Grindr assuming the $155,000 Deferred Payment to Kunlun. Refer to Note 12 for further information on the Distribution.

•The Company and Kunlun settled the Deferred Payment within ten business days of the Closing. The difference between the assumed carrying value of the Deferred Payment at the time of settlement on November 23, 2022 and the $155,000 obligation is $11,851, which has been recorded as a loss on extinguishment of debt included in “Interest expense, net” in the consolidated statements of operations and comprehensive income in the period it was extinguished.

•In consideration for Legacy Grindr’s assumption of SV Parent’s rights to receive the securities issuable by Tiga under the Forward Purchase Agreement, Legacy Grindr issued 7,127,896 Legacy Grindr Series X Ordinary Units to SV Cayman and entered into a warrant agreement with SV Cayman, pursuant to which, upon the terms and subject to the conditions set forth therein, SV Cayman was entitled to purchase 3,563,948 Series X Ordinary Units of Legacy Grindr at a purchase price per share of $16.13. Such warrants and the Legacy Grindr Series X Ordinary Units were ultimately exchanged at the Closing for 10,000,000 shares of Grindr common stock and 5,000,000 Forward Purchase Agreement warrants in accordance with the terms of the Merger Agreement
4.Property and Equipment
Property and equipment consist of the following:

	December 31, 2022	December 31, 2021
Computer equipment	$1,038	$588
Furniture and fixtures	326	346
Leasehold improvements	2,641	2,641
	4,005	3,575
Less: Accumulated depreciation	(1,984)	(1,201)
	$2,021	$2,374
Depreciation expense for property and equipment for the years ended December 31, 2022 and 2021 amounted to $783 and $761, respectively. Depreciation expense is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive income.

5.Goodwill and Intangibles
Goodwill and intangible assets, net, consist of the following:

	December 31,
	2022	2021
Goodwill	$275,703	$258,619
Intangible assets with definite lives, net	38,700	73,864
Intangible assets with indefinite lives	65,844	65,844
	$380,247	$398,327
The indefinite-lived intangible asset of $65,844 as of December 31, 2022 and December 31, 2021, represents the Grindr tradename.
A rollforward of the goodwill balance as of December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Balance at beginning of period	$258,619	$258,619
Goodwill arising from the SV Consolidation (see Note 3)	17,084	—
Balance at the end of period	$275,703	$258,619

As of December 31, 2022 and 2021, intangible assets with definite lives consist of the following:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net	Weighted Average Useful Life
Customer relationships	$94,874	$(61,517)	$33,357	5 years
Technology	37,041	(31,698)	5,343	3 years
	$131,915	$(93,215)	$38,700

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net	Weighted Average Useful Life
Customer relationships	$94,874	$(38,700)	$56,174	5 years
Technology	37,041	(19,351)	17,690	3 years
	$131,915	$(58,051)	$73,864
The weighted average estimated remaining life for the intangible asset classes are as follows:

	December 31,
	2022	2021
Customer relationships	2.5 years	3.5 years
Technology	0.5 years	1.5 years
Intangible assets amortization expense was $35,164 and $42,041 for the years ended December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022 and 2021, the Company wrote-off $0 and $125, respectively, of intangible assets related to acquired technology as the Company determined the technology would no longer be placed in service. The write-off charge is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive income.
As of December 31, 2022, amortization of long-lived intangible assets is estimated to be as follows:

2023	$22,214
2024	12,460
2025	4,026
Thereafter	—
$38,700
6.Capitalized Software Development Costs
Capitalized software development costs consist of the following:

	December 31,
	2022	2021
Capitalized software development costs	$8,361	$3,724
Less: Accumulated amortization	(976)	(87)
	$7,385	$3,637
Amortization expense for capitalized software development for the years ended December 31, 2022 and 2021 amounted to $889 and $65, respectively. Amortization expense is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive income.
The Company wrote-off capitalized software development costs of $669 and $242 for the years ended December 31, 2022 and 2021, respectively. The write off charge is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive income.

7.Income Tax

Legacy Grindr restructured immediately prior to the Business Combination. The restructuring created two tax periods, one for Legacy Grindr through the restructuring, and one for Grindr through the remainder of the year. Legacy Grindr’s short tax period is in a taxable income position, and Grindr’s short tax period is in a taxable loss position. The consolidated statements of operations for the year ended December 31, 2022 include the results of both tax periods.

Net (loss) income before income tax includes the following components:

	Year ended December 31, 2022	Year ended December 31, 2021
United States	$(36)	$6,265
International	29	35
	$(7)	$6,300
Income tax (benefit) provision for the year ended December 31, 2022 and 2021, consisted of the following:

	Year ended December 31, 2022	Year ended December 31, 2021
Current income tax provision:
Federal	$8,696	$4,828
State	1,647	711
International	17	9
Total current tax provision:	$10,360	$5,548
Deferred income tax benefit:
Federal	$(9,791)	$(4,436)
State	(1,428)	124
International	—	—
Total deferred tax benefit:	$(11,219)	$(4,312)
Total income tax (benefit) provision	$(859)	$1,236
The tax effects of temporary differences that give rise to portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$210	$189
Equity awards	1,014	285
Net operating losses	499	4
General business credit	415	300
Deferred rent	—	47
Accrued compensation	315	282
Right-of-use asset	1,171	—
Capitalized research expenditures	970	—
Tax original issue discount	359	491
Capitalized interest carryforward	1,346	195
Other	131	—
Gross deferred tax assets	6,430	1,793
Less: Valuation allowance	(286)	—
Total deferred tax assets	6,144	1,793
Deferred tax liabilities:
Intangible assets	(17,168)	(22,551)
Lease liability	(1,089)	—
Other	(415)	(154)
Total gross deferred tax liabilities:	(18,672)	(22,705)
Net deferred tax liabilities	$(12,528)	$(20,912)
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as deferred tax asset (“DTA”) to the extent that management assesses that realization is "more likely than not." The Company considers evidence, both positive and negative, that could affect future realization of DTAs.
Tax credit carryforwards are as follows:

	December 31, 2022
	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$1,620	Do Not Expire
Net operating losses, state	$2,863	2032 - 2042
Tax credits, federal	$82	2042
Tax credits, state	$507	Do Not Expire

	December 31, 2021
	Amount	Expiration Years
Tax credits, state	$468	Do Not Expire

The reconciliation between the Company’s income tax (benefit) provision on (loss) income before income tax and the statutory tax rate is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Income tax provision at the federal statutory rate of 21.0%	$(1)	$1,323
State taxes	(138)	605
Equity compensation	5,167	277
Transaction costs	482	—
Foreign derived intangible income deduction	(1,475)	(693)
Change in valuation allowance	286	(74)
Warrant liability revaluations	(4,472)	—
Research tax credit	(1,062)	(46)
Uncertain tax positions	260	113
Other items	94	(269)
	$(859)	$1,236
The following table summarized the activity related to the gross unrecognized tax benefits as of December 31, 2022 and December 31, 2021:

	Year ended December 31, 2022	Year ended December 31, 2021
Balance at the beginning of the year	$341	$232
Increase related to current year tax positions	245	109
Balance at end of the year	$586	$341
All of the Company’s unrecognized tax benefits, if recognized, would change the effective rate. The Company does not expect any material changes to the unrecognized tax benefits over the next 12 months. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax provision (benefit)” in the consolidated statements of operations and comprehensive income. Interest and penalties are not material for each of the periods presented.
The Company believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. As of December 31, 2022 and December 31, 2021, there were no active taxing authority examinations in any of the Company's major tax jurisdictions. The Company remains subject to examination for federal and state income tax purposes for the tax years ended 2017 through 2022.
8.Other Current Assets
Other current assets consist of the following:

	December 31, 2022	December 31, 2021
Income tax receivable	$—	$3,274
Cloud computing arrangements implementation costs	624	—
Other current assets	126	34
	$750	$3,308
9.Promissory Note from a Member
On April 27, 2021, Catapult GP II LLC (“Catapult GP II”), a related party wherein certain members of Catapult GP II are executives of the Company, purchased 5,387,194 common units of Legacy Grindr, which is converted using the Exchange Ratio to 7,385,233 common shares of the Company upon Business Combination. In conjunction with the common units of Legacy Grindr purchased, the Company entered into a full recourse promissory note with Catapult GP II with a face value of $30,000 (the “Note”). The Note, including all unpaid interest, is to be repaid the earlier of 1) the tenth anniversary of the Note, 2) upon the completion of a liquidity event, or 3) upon completion of an initial public offering or a special-purpose acquisition company transaction. The Note bears interest at 10% per annum on a straight-line basis.
The Note was partially paid with the distribution from Legacy Grindr (see Note 12 for further details). The total amount outstanding on the Note, including interest, was $19,071 and $32,038 as of December 31, 2022 and December 31, 2021, respectively. The Note has been fully paid subsequent to December 31, 2022, see Note 21 for additional information. The Note and the related accrued interest are reflected as a reduction to equity in the consolidated statements of stockholders’ equity.
10.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Income and other taxes payable	$5,360	$664
Interest payable	2,444	—
Accrued professional service fees	2,317	184
Accrued legal expense	1,308	196
CEO make-whole bonus (see Note 13)	1,200	—
Lease liability, short-term	1,050	—
Employee compensation and benefits	813	320
Settlement payable to a former director	641	204
Accrued infrastructure expenses	214	—
Settlement payable of incentive units on 2016 Plan	—	1,060
Other accrued expenses	334	911
	$15,681	$3,539
11.Debt
Total debt for the Company is comprised of the following:

	December 31, 2022	December 31, 2021
Credit Agreement
Current	$22,152	$3,840
Non-current	345,328	136,320
	$367,480	$140,160
Less: unamortized debt issuance costs	(6,852)	(3,041)
	$360,628	$137,119
Credit Agreement
On June 10, 2020, Grindr Gap LLC and Grindr Capital LLC (the "Borrower"), wholly owned subsidiaries of the Company, and the other credit parties and lenders party thereto entered into a credit agreement (the “Credit Agreement”) which permitted the Borrower to borrow up to $192,000. The full amount of $192,000 was drawn on June 10, 2020. The amounts repaid may not be reborrowed. The Borrower used such proceeds to pay part of the total purchase consideration for the Acquisition and related fees and other transaction costs. For the year ended December 31, 2022 and 2021, the Company incurred and paid debt issuance costs of $5,092 and $960, respectively, in conjunction with the Credit Agreement. Debt issuance costs paid are reflected on the balance sheet as a direct deduction from the carrying value of the debt. The amortization of such debt issuance costs is included in “Interest income (expense), net” on the consolidated statements of operations and comprehensive income.
The Borrower is a direct subsidiary of Grindr Gap LLC, which is a direct subsidiary of Legacy Grindr. Legacy Grindr is a direct subsidiary of Grindr Inc. Borrowings under the agreement are guaranteed by all of the subsidiaries of Legacy

Grindr, other than the Borrower and Grindr Canada Inc., and are collateralized by the capital stock and/or certain assets of all of the subsidiaries of Legacy Grindr.
Borrowings under the Credit Agreement are repayable in full on various dates ranging from May 17, 2024 to November 14, 2027 based on the drawdown dates of the loans with quarterly mandatory principal repayments equal to 0.50% of the original principal amount of the relevant loans, except for the Supplemental Facility II (as defined and discussed below). The Borrower is also required, among other things, to make mandatory prepayments of the Credit Agreement equal to a defined percentage rate, as determined based on the Company's leverage ratio, of excess cash flow. No mandatory prepayment was required for the years ended December 31, 2022 and 2021.
Borrowings under the Credit Agreement are index rate loans or Term SOFR (as defined in the Credit Agreement) loans, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio, or currently 7%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio, currently 8%, in each case, except for $30,000 of the term loans under the Supplemental Facility II (as defined below) for which the applicable margin is currently 3.2% for index rate loans and 4.2% for Term SOFR loans. The interest rates in effect as of December 31, 2022 and December 31, 2021 were 11.7%, based on Term SOFR, and 9.5%, based on Term LIBOR (as defined in the Credit Agreement prior to the third amendment), respectively.
The Credit Agreement also required the Borrower to make a lump-sum principal repayment in the amount of $48,000 plus related accrued interest on or before February 28, 2021. This repayment date was amended to November 30, 2021 by the first amendment to the Credit Agreement entered into on February 25, 2021. In addition to this mandatory repayment, the Borrower was required to pay a premium of 10% of the principal repayment, or $4,800, together with the mandatory lump-sum principal repayment. The repayment was made in November 2021.
The premium was accrued over the term of the Credit Agreement through the initial repayment date in February 2021. For the year ended December 31, 2021, $1,118 of the premium was accrued and recognized as interest expense in “Interest expense, net” in the consolidated statements of operations and comprehensive income.
On June 13, 2022, a second amendment to the Credit Agreement was entered into which allowed the Borrower to borrow an additional $60,000, which the Borrower drew in conjunction with the closing of the amendment. The second amendment to the Credit Agreement was accounted for as a debt modification. The Borrower capitalized and paid debt issuance costs totaling $955 in conjunction with the second amendment. The borrowing under the second amendment has the same terms as the Credit Agreement..
On November 14, 2022, a third amendment to the Credit Agreement was entered into which allowed the Borrower to borrow multiple term loans. The term loans have the following maximum commitment amounts, $140,800 (“Supplemental Facility I”), and $30,000 (“Supplemental Facility II”). On November 14, 2022 and November 17, 2022, the Borrower drew the full amount for Supplemental Facility I and Supplemental Facility II, respectively. The third amendment to the Credit Agreement was accounted for as a debt modification for accounting purposes. The debt issuance costs related to the third amendment are $3,387 and $750 for Supplemental Facility I and Supplemental Facility II, respectively. All borrowings under the third amendment bear interest at the Secured Overnight Financing Rate (“SOFR”), with an applicable floor, plus an applicable margin as determined by the Company’s net leverage ratio. For Supplemental Facility I, the Borrower is required to make quarterly amortization payments of $704 on the next business day of the end of each March, June, September and December, beginning in June 2023, with the remaining aggregate principal amount payable on the maturity date of November 14, 2027 (“Supplemental Facility I Maturity Date”). The Supplemental Facility I Maturity Date may be accelerated if certain loans in the existing Credit Agreement or Supplemental Facility II are not repaid on or before their respective maturity dates. The interest rate in effect for Supplemental Facility I as of December 31, 2022 was 12.5%. For Supplemental Facility II, the Borrower is required to make amortization payments of $7,500 on the next business day of the end of June 2023 and December 2023, with the remaining aggregate principal amount payable on the maturity date of May 17, 2024. The interest rate in effect for Supplemental Facility II as of December 31, 2022 was 8.7%.
The obligations under the Credit Agreement are subject to acceleration at the election of the required lenders during the continuance of any event of default. A default interest rate of an additional 2% per annum will apply on all outstanding obligations after the occurrence of an event of default. The prepayment premium on Supplemental Facility I is 2% of the principal amount prepaid during the first year plus the payment of all interest that would have been accrued assuming no change in Term SOFR and 2% of the principal amount prepaid during the second year. There is no prepayment premium for the Supplemental Facility II.
The Credit Agreement includes restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than a specified level, currently 4.50:1.00 prior to and through May 17, 2024 to the extent any Supplemental Facility II is outstanding, no greater than 4.75:1.00 prior to and through March 31, 2024 and no greater than 4.25:1.00 thereafter. As of December 31, 2022 and December 31, 2021, the Borrower was in compliance with the financial debt covenants.
The fair values of the Company's Credit Agreement balances were measured by the discounted cash flow method or comparing their prepayment values and observable market data consisting of interest rates based on similar credit ratings, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the Credit Agreement balances as of December 31, 2022 and December 31, 2021, was $394,785 and $142,963, respectively.
Future maturities of the Credit Agreement as of December 31, 2022, were as follows:

2023	$22,152
2024	22,856
2025	36,225
2026	7,069
2027	279,178
Thereafter	—
$367,480
Paycheck Protection Program Loan
On April 24, 2020, the Company entered into a promissory note and received a loan in the amount of $1,512 (the “PPP Loan”) under the Small Business Administration (“SBA”) Paycheck Protection Program enabled by the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). The Company used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act.
The advance under the PPP Loan bears interest at a rate per annum of 1.0%. The term of the PPP Loan was two years, ending April 23, 2022. The Company did not provide any collateral or personal guarantees for the PPP Loan, nor did the Company pay any facility charge to the government or to the bank.
The Company applied for forgiveness of the full amount under the terms of the CARES Act in June 2021 and subsequently was granted forgiveness for the full amount in October 2021. The amount of forgiveness of $1,512 of principal and $23 of accrued interest was recorded in “Other expense, net” in the consolidated statements of operations and comprehensive income in the year ended December 31, 2021.
12.Distributions
On June 10, 2022, Legacy Grindr's Board of Managers approved a special distribution of $0.75 per ordinary unit, amounting to $83,313 to ordinary unit holders as of the close of business on June 10, 2022 (the "First Distribution"). In addition, Catapult GP II elected to apply a portion of its distribution totaling $4,040 as a partial payment of the Note described in Note 9, in the amount of $3,789, which comprised $3,362 of the accrued interest and $427 of the principal. The First Distribution was partially paid in June 2022, and the balance was fully paid in July 2022.
On November 14, 2022, ahead of the Business Combination, see Note 3, Legacy Grindr's Board of Managers approved a distribution of $2.55 per ordinary unit, amounting to $283,801 to ordinary unit holders as of the close of business on November 14, 2022. (the “Second Distribution”). As part of the Second Distribution, $155,000 was issued to Group Holdings in the form of a promissory note (the “Promissory Note”) on November 15, 2022. The Promissory Note, which bore interest at 4.03% per annum beginning thirty days after issuance, was to be repaid no later than January 15, 2023 with all accrued interest. Group Holdings in turn issued promissory notes to its parent companies SVE and SVG totaling $155,000, SVE in turn issued a promissory note for its pro rata portion to SVG, and SVG issued a promissory note in the amount of $155,000 to SV Parent. In addition, Catapult GP II elected to apply a portion of its distribution totaling $13,737 as a partial payment of the Note described in Note 9, in the amount of $12,020, which comprised $1,280 of the accrued interest and $10,740 of the principal. The Second Distribution, excluding any amounts related to the items described above, was paid on various dates in November 2022.
13.Commitments and Contingencies
Operating Leases
Company as a lessee
The Company has operating leases for office space. The leases have original lease periods expiring in 2026 with an option to renew. Renewal options are not recognized as part of the right-of-use assets and lease liabilities as it was not reasonably certain at the lease commencement date that the Company would exercise these options to extend the leases.

The Company elected certain practical expedients under ASC 842 which allows for the combination of lease and non-lease components of lease payments in determining right-of-use assets and related lease liabilities. The Company also elected the short-term lease exception. Leases with an initial term of twelve-months or less that do not include an option to purchase the under lying asset are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.
Components of lease cost included in general and administrative expenses on the consolidated statements of operations and comprehensive income are as follows:

Lease cost	Year Ended December 31, 2022
Operating lease cost	$1,652
Variable lease cost	—
Short-term lease cost	—
Sublease income	(738)
Total lease cost	$914
Supplemental cash flow information related to leases is as follows:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$1,373
Right-of-use assets obtained in exchange for lease liabilities:
Leases recognized upon adoption of ASC 842	$5,585
Supplemental balance sheet information related to leases as of December 31, 2022 is as follows (in thousands, except lease term and discount rate):

December 31, 2022
Assets:
Right-of-use assets	$4,535
Liabilities:
Accrued expenses and other current liabilities	$1,050
Lease liability	3,658
Total operating lease liabilities	$4,708
Weighted average remaining operating lease term (years)	3.3
Weighted average operating lease discount rate	11.41%
The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities on lease liabilities as of December 31, 2022, are as follows:

2023	$1,529
2024	1,746
2025	1,799
2026	605
2027	—
Thereafter	—
Total lease payments	$5,679
Less: imputed interest	(971)
Total lease liabilities	$4,708

As of December 31, 2021, prior to the Company’s adoption of Topic 842, annual minimum payments under noncancelable operating leases were as follows:

2022	$1,508
2023	1,696
2024	1,746
2025	1,799
Thereafter	605
$7,354
Operating lease expense was $1,209 for the year ended December 31, 2021 under Topic 840.
There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2022.
Company as a lessor
The Company is a sublessor on one operating lease that expires in November 2023. The Company recorded $738 and $656 in sublease income during the years ended December 31, 2022 and 2021, respectively.
Future non-cancelable rent payments from the Company's sublease tenant as of December 31, 2022 were as follows:

2023	$631
Thereafter	—
$631

Purchase Commitments
In November 2018, the Company entered into a purchase commitment for the use of cloud services, with a commitment to spend $3,100 annually between January 2020 and December 2022. Total purchases under the purchase commitment were $8,238 and $4,809 for the year ended December 31, 2022 and 2021, respectively.
CEO Bonus

George Arison became the Chief Executive Officer of Grindr on October 15, 2022. In connection with assuming his position of the Company, Mr. Arison forfeited certain compensation with his former employer. As compensation to Mr. Arison for such forfeiture, his employment agreement provides for a make-whole payment based on the target annual bonus of up to $1,200 he would have received from his previous employer. As of December 31, 2022, the Company recorded accrued bonuses payable to Mr. Arison of $1,200, which is included in "Accrued expenses and other current liabilities" on the consolidated balance sheets. Refer to Note 17 – Stock-Based Compensation for further information on Mr. Arison’s executive incentive awards.

Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Currently, it is too early to determine the outcome and probability of any legal proceedings and whether they would have a material adverse effect on the Company’s business. As of December 31, 2022 and December 31, 2021, there were no amounts accrued that the Company believes would be material to its financial position.
In January 2020, the Norwegian Consumer Council (“NCC”) submitted three complaints to the Norwegian Data Protection Authority, (“NDPA”). Datatilsynet, under Article 77(1) of the General Data Protection Regulation (“GDPR”) against the following parties: (1) Grindr and AdColony; (2) Grindr, Twitter, AppNexus, and OpenX; and (3) Grindr, and Smaato. The complaints reference a report entitled “Out Of Control: How consumers are exploited by the online advertising industry”. The NCC argued that (1) the Company lacks valid consent for data sharing, (2) the Company shares personal data under Article 9 and does not have a legal basis for processing personal data under Article 9, and (3) the Company does not provide clear information about data sharing, which infringes the principle of transparency in Article (5)(1)(a) GDPR. In April 2020, the Company received an Order to Provide Information from the Datatilsynet. The Company responded to this Order and provided information to Datatilsynet in May 2020. In January 2021, the Datatilsynet sent the Company an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $10,217 using the exchange rate as of December 31, 2022) for an alleged infringement of the GDPR. This was notice of a proposed fine to which Grindr was entitled to respond before Datatilsynet made a final decision. Datatilsynet alleged (i) that Grindr disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) that Grindr disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr responded to the Advance notification on March 8, 2021, to contest the draft findings and fine. A redacted copy of Grindr’s response was made public. On April 29, 2021, Datatilsynet issued its Order To Provide Information - Grindr - Data Processors, asking, among other things, whether Grindr considered certain ad tech partners to be processors or controllers. Datatilsynet later extended the deadline to respond to June 2, 2021, and Grindr sent a response to Datatilsynet on that date. On October 11, 2021, Datatilsynet sent the Company a letter concerning Grindr’s reply to the Advance notification. In the letter, Datatilsynet clarified that the Advance notification only “pertains to data subjects on Norwegian territory,” and advised the Company of two additional complaints that had been filed (one in March 2021 and the other in September 2021) with Datatilsynet by the Norwegian Consumer Council. Datatilsynet requested any further comments or remarks to the Advance notification by November 1, 2021, but later extended the deadline to November 19, 2021. On November 19, 2021, Grindr served a response to Datatilsynet’s October 11, 2021 letter. On November 26, 2021, Datatilsynet requested any redactions to the response based upon the expectation that third parties may request a copy of Grindr’s November 19, 2021 response, and Grindr proposed redactions on the same day.
In December 2021, Datatilsynet issued a reduced administrative fine against the Company in the amount of 65,000 NOK, or approximately $6,642 using the exchange rate as of December 31, 2022, with an extended deadline for the Company to appeal through February 14, 2022. On February 14, 2022, Grindr filed an appeal brief with the DPA. On July 5, 2022, DPA requested additional documentation from Grindr, specifically regarding whether ad tech partners have deleted any Grindr user data. On August 3, 2022, Grindr, provided Datatilsynet with evidence documenting the Company standard practice of directing terminated ad tech partners to delete any remaining Grindr user data they may have. On November 24, 2022, Grindr and Kunlun entered into an escrow agreement providing for Grindr's potential access to $6,500 of funding in the event Grindr's appeal fails and Grindr is required to pay the fine. On December 7, 2022, Datatilsynet upheld the reduced administrative fine against the Company and sent its decision to the Norwegian Privacy Board for review. On February 10, 2023, Grindr submitted its response and Datatilsynet is currently continuing the process of the appeal of the administrative fine before the Privacy Board. On, March 8, 2023, Grindr received notice of the Norwegian Consumer Council's submission of comments. Grindr is preparing a response to these comments for the Privacy Review Board's consideration. Grindr is not aware when the review by the Norwegian Privacy Board will be completed. It is too early to determine the probability of there being any further proceedings, the outcome of any such proceedings, and whether such proceedings may have a material adverse effect on the Company’s business, including because of the uncertainty of (i) the ultimate amount of the fine imposed, and (ii) whether Grindr may determine to appeal or further contest the fine. As a result, an estimate of the ultimate loss cannot be made at this time. It is at least reasonably possible that a change in the administrative fine may occur in the near term.
In Summer of 2018, Grindr was informed by multiple State Attorneys General (the “Multistate”) that the Multistate was opening a formal investigation into the Company’s sharing of users’ HIV status and last tested date with third parties, and its security and processing of user geolocation information. Since August 2018 the Company has responded to multiple requests for information. In November 2020, the Multistate contacted the Company with its expected claims and findings and general proposed settlement terms that included a settlement of $11,000. The Company responded in February 2021 by providing the Multistate with a white paper detailing why the Multistate’s claims are factually and legally deficient. The Company also met with the Multistate and presented its arguments via a presentation. In May 2021, the Multistate contacted Grindr to request an extension of the tolling agreement from June 1, 2021 to October 1, 2021. On May 30, 2021, Grindr entered into a tolling agreement extension with the State Attorneys General of Arkansas, Indiana, New Jersey, North Carolina, Oregon, Vermont, and Washington, extending the tolling agreement from June 1, 2021 to August 1, 2021. In June 2021, the New Jersey Attorney General served supplemental requests on Grindr seeking, among other things, additional information related to matters discussed in Grindr’s February 2021 white paper, as well as documents regarding submissions made by Grindr to Datatilsynet. In July 2021, Grindr served initial responses and objections to the New Jersey Attorney General’s supplemental requests and subsequently agreed to an extension of the tolling agreement from August 1, 2021 to October 1, 2021. Since that time, the New Jersey Attorney General agreed to limit the scope of the supplemental requests, and Grindr agreed to provide certain information in response to the supplemental requests. In addition, Grindr agreed to enter into an additional tolling agreement extension with the State Attorneys General of Arkansas, Indiana, New

Jersey, North Carolina, Oregon, Vermont, and Washington, extending the tolling agreement from October 1, 2021 to March 31, 2022. On March 16, 2022, May 27, 2022 and July 5, 2022, Grindr entered into additional extensions of the tolling agreement with the Attorneys General until May 30, 2022, June 30, 2022 and September 1, 2022, respectively. In October 2021, Grindr served an initial response to the New Jersey Attorney General’s supplemental requests, with additional responses to supplemental requests served in November and December 2021. In January 2022, Grindr submitted responses to the New Jersey Attorney General’s follow-up questions regarding the Company’s inquiry in response to The Pillar blog. On October 6, 2022, the Company was advised by the Multistate that the investigation has been closed without action and with no further action anticipated.
In December 2020, Grindr was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr violated users’ privacy by sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California law, including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. In June 2021, the petitioner attempted service of the statement of claims and the associated filings (all in translated form as required under applicable law) on Grindr. In November 2021, Grindr filed an initial response to the plaintiff’s Statement of Claim challenging the effectiveness of service. The plaintiff then filed opposition to Grindr’s service-related motion, raising a series of technical challenges. During the Israeli court hearing in January 2022, the Israeli court directed the plaintiff to start the service process from the beginning by seeking court permission to pursue international service on Grindr. On February 8, 2022, the Court formally permitted the Plaintiff, in ex parte, to serve the Company outside the jurisdiction. The Company should file its response to the Motion for certification (and/or preliminary jurisdictional motions) within 90 days from the date it is served. On March 30, 2022, Grindr received a package via U.S. Mail with the case documents. Grindr’s local Israeli counsel is preparing a motion seeking the court’s preliminary ruling on the question of applicable law. On July 5, 2022, the Company filed a motion to determine the governing law. Grindr believes that the claims lack merit, and it continues to consider and evaluate an appropriate response. At this time, this matter remains in its nascent stages, and it is too early to determine the likely outcome of this proceeding or whether the proceeding may ultimately have a material adverse effect on the Company’s business, including because of the uncertainty of (i) whether Grindr will incur a loss, (ii) if a loss is incurred, what the amount of that loss may be, and (iii) whether Grindr may determine to appeal or further contest the loss.
14.Employee Benefit Plan
The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). All employees are eligible to participate in the 401k Plan beginning on the first day of the month following their date of hire. The 401k Plan permits eligible employees to make contributions. The Company made $1,314 and $967 of 401(k) matching contributions for the year ended December 31, 2022 and 2021, respectively.
15.Warrants
In connection with Tiga’s initial public offering, Tiga issued (i) 18,560,000 private placement warrants (“Private Warrants”) to its sponsor, Tiga Sponsor LLC (the “Sponsor”) and (ii) sold 13,800,000 public warrants. On November 18, 2022, in connection with the reverse recapitalization treatment of the Business Combination, the Company effectively issued 37,360,000 warrants to purchase shares of Grindr’s common stock, which included 13,800,000 public warrants, 18,560,000 Private Warrants, 2,500,000 Forward Purchase Warrants, and 2,500,000 Backstop Warrants. The Forward Purchase Warrants and the Backstop Warrants have the same terms and are in the same form as the public warrants (as such, will collectively be known as the “Public Warrants”).
The Public Warrants, which entitle the registered holder to purchase one share of the Company's common stock, have an exercise price of $11.50, became exercisable 30 days after the completion of the Business Combination and are set to expire five years from the completion of the Business Combination, or earlier upon redemption.
Redemptions of warrants when the price per share equals or exceeds $18.00
At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding warrants (except as described with respect to the Private Warrants, below):
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days prior written notice of redemption to each warrant holder; and

•if, and only if, the closing price of the Company’s common shares equals or exceeds $18.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
Redemptions of warrants when the price per share equals or exceeds $10.00
At any time while the warrants are exercisable, the Company may redeem not less than all of the outstanding warrants (except as described with respect to the Private Warrants, below):
•in whole and not in part;
•at a price of $0.10 per warrant;
•upon a minimum of 30 days prior written notice of redemption provided holders will be able to exercise their warrants on a “cashless basis” prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of the Company’s common stock; and
•if, and only if, the closing price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
If the Company calls the Public and Private Warrants for redemption, the Warrants may be exercised for cash or, as described above, the warrant holder may elect to exercise on a cashless basis if the price per share equals or exceeds $10.00, as described in the warrant agreement. In addition, at any time after notice of redemption has been given by the Company, holders of Private Warrants may exercise such warrants on a cashless basis so long as such Private Warrants are held by the Sponsor or a permitted transferee. The exercise price and number of common shares issuable upon exercise of the Public Warrants are to be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.
Each Private Warrant entitles the registered holder to purchase one share of the Company’s common stock. The Private Warrants also have an exercise price of $11.50 and became exercisable 30 days after the completion of the Business Combination. The Private Warrants are set to expire five years from the completion of the Business Combination, or earlier upon redemption.
The Private Warrants are identical to the Public Warrants underlying the shares sold in Tiga’s initial public offering, except that they are subject to certain transfer and sale restrictions and are not optionally redeemable when the Company's common stock price is above $18.00 so long as they are held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants are exercisable on a cashless basis. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Warrants were recognized at Closing as a liability with a fair value of $39,228. The Warrants remained unexercised and were remeasured to fair value of $17,933 as of December 31, 2022, resulting in a gain of $21,295 for the year ended December 31, 2022 recognized in the consolidated statements of operations and comprehensive income.

16.Stockholders’ Equity
The number of authorized, issued and outstanding stock, after the effect of the reverse acquisition, were as follows:

	December 31, 2022
	Authorized Shares	Shares Issued and Outstanding
Preferred Stock	100,000,000	—
Common Stock	1,000,000,000	173,524,360
	1,100,000,000	173,524,360

	December 31, 2021
	Authorized Shares	Shares Issued and Outstanding
Preferred Stock, as recast	unlimited	—
Common Stock, as recast	unlimited	155,541,074
		155,541,074
On the Closing of the Business Combination, the Company's shareholders adopted the new certificate of incorporation. The new certificate of incorporation set forth the right, privileges, and preference of the Company's preferred stock and common stock. The Company's Board of Directors is authorized to provide for the issuance of all or any number of the shares of preferred stock, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions.
The holders of the Company's common stock are entitled to one vote on each matter submitted to the stockholders of the Company for their vote.
17.Stock-based Compensation
The stock-based compensation expense is related to the grant of restricted units under the 2022 Plan (defined below), the grant of options and restricted units granted under the 2020 Plan (defined below) and the grant of SVE’s Series P Units (defined below) to employees and consultants of Legacy Grindr. The unit-based compensation for SVE’s Series P Units has been pushed down to the operating entity and thus recorded in the Legacy Grindr’s consolidated financial statements with a corresponding credit to equity as a capital contribution.
2022 Plan
On November 15, 2022, the stockholders of the Company approved the adoption of the 2022 Equity Incentive Plan (the “2022 Plan”), which permits the grant of incentive awards, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. There were 13,764,400 shares of common stock authorized under the 2022 Plan. There were no changes to the authorized number of shares for the year ended December 31, 2022. As of December 31, 2022, there were no shares of common stock that were available to be granted under the 2022 Plan until the Company's Form S-8 became effective with the SEC on February 13, 2023.
Executive Incentive Awards
During the year ended December 31, 2022, the Company entered into employment agreements with the Company’s newly appointed Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The employment agreements include cash compensation and incentive awards in the form of restricted stock units (“RSUs”). The awards are subject to service, performance, and market conditions.
CEO Awards
The awards granted to the CEO include a combination of time-based awards (“CEO Time-Based Awards”), awards containing a market condition (“CEO Market Condition Awards”), and awards granted upon the achievement of certain key performance indicators (“CEO KPI Awards”), in the form of restricted stock unit awards (“RSUs”).
The CEO Time-Based Awards include 3,750,000 RSUs. The awards will vest over five years, with 20% vesting on the first anniversary of October 19, 2022 (the “CEO Start Date”), and then in eight equal installments every six months, subject to continued service with the Company.

The CEO Market Condition Awards are issued upon the achievement (at varying levels) of certain market capitalization thresholds. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each market capitalization achievement date. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. In connection with the grant of the CEO Time-Based Awards, a downside protection provision (“Downside Protection”) is to be granted to the CEO. The Downside Protection may be settled in cash or shares at the sole discretion by the Company’s Board of Directors. As of December 31, 2022, the Downside Protection has not been granted for accounting purposes in accordance with ASC 718.
The CEO KPI Awards will be issued upon the satisfaction of certain KPIs determined by the Company’s Board of Directors. As of December 31, 2022, the KPIs have not been authorized, and as such, the CEO KPI Awards are not considered to have been granted for accounting purposes in accordance with ASC 718.
CFO Awards
The awards granted to the CFO include a combination of time-based awards (“CFO Time-Based Awards”) and awards containing a market condition (“CFO Market Condition Awards”), in the form of RSUs. The CEO Time-Based Awards Award include 486,000 RSUs. The awards will vest over five years, with 20% vesting on each anniversary of September 26, 2022 (the “CFO Start Date”), subject to continued service with the Company.
The CFO Market Condition Awards are issued upon the achievement of certain market capitalization thresholds. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each market capitalization achievement date. These awards are liability-classified and require fair value remeasurement at the end of each reporting period.
The CEO Market Condition Awards and the CFO Market Condition Awards (together, the "Market Condition Awards" are liability-classified and will require fair value remeasurement at the end of each reporting period. As of the grant date and as of December 31, 2022, the aggregate fair value of the Market Condition Awards is the grant-date fair value of $4,129 and is recorded in “Other non-current liabilities” in the consolidated balance sheets. Refer to Note 18 for the fair value information of these awards.
As of December 31, 2022, the Company had $3,971 of unrecognized stock-based compensation expense related to unvested Market Condition Awards that is expected to be recognized over a weighted-average period of 5.22 years. The unrecognized stock-based compensation expense related to unvested Time-Based Awards is included with the Director and Employee Awards below.
Director and Employee Awards
The Company granted timed-based RSUs to certain directors (“Director RSUs”) and employees (“Employee RSUs”). The Director RSUs vest in two installments, with 50% vesting on March 15, 2023 and 50% vesting on the earlier of (i) June 15, 2023 and (ii) the first annual general meeting of the Company following the closing of the Business Combination. The Employee RSUs vest 25% on the first anniversary of the start date of their employment (“Vesting Commencement Date”) and in twelve quarterly installments thereafter.
A summary of the unvested time-based RSU activity for Director RSUs, Employee RSUs, and the Time-Based Awards granted to the CEO and CFO during the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	—
Granted	4,555,256	$10.10
Outstanding at December 31, 2022	4,555,256	$10.10
As of December 31, 2022, the Company had $44,695 of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 4.69 years.

2020 Plan
Prior to the Business Combination, see Note 3, in August 13, 2020, the Board of Managers of Legacy Grindr, approved the adoption of the 2020 Equity Incentive Plan (the “2020 Plan”), which permits the grant of incentive and unit options, restricted units, stock appreciation rights and phantom units of Legacy Grindr.
There were 6,522,685 shares of common stock authorized in the 2020 Plan. There were no changes to the authorized number of shares for the years ended December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, there were 0 and 2,780,223 shares of common stock, respectively, available for grant under the 2020 Plan.
Stock options
Employees, consultants, and nonemployee directors who provide substantial services to Legacy Grindr were eligible to be granted unit option awards under the 2020 Plan.
In connection with the Business Combination, each Legacy Grindr unit option that was outstanding immediate prior to Closing, whether vested or unvested, was converted into a stock option to acquire a number of shares of common stock equal to the product of (i) the number of unit of Legacy Grindr common unit subject to such Legacy Grindr unit option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Legacy Grindr unit option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Grindr unit option immediately prior to the consummation of the Business Combination. Unvested Legacy Grindr unit options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio.
Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of seven years from the date of grant.
Stock-based compensation expense related to stock options granted under the 2020 Plan is $2,191 and $1,269 for the year ended December 31, 2022 and 2021, respectively.
The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the fair value of unit options granted for the years ended December 31, 2022 and 2021:

Year Ended December 31,
	2022	2021
Expected life of options (in years)(1)	4.57 - 4.61	4.55 - 4.61
Expected stock price volatility(2)	56.39% - 61.97%	48.20% - 56.46%
Risk free interest rate(3)	1.37% - 4.24%	0.32% - 0.98%
Expected dividend yield(4)	—%	—%
Weighted average grant-date fair value per unit of stock options granted	$2.75 - $6.37	$2.51
Fair value per common stock/unit	$4.20 - $8.36	$3.21 - $4.20
(1)The expected term for award is determined using the simplified method, which estimates the expected term using the contractual life of the option and the vesting period.
(2)Expected volatility is based on historical volatilities of a publicly traded per group over a period equivalent to the expected term of the awards
(3)The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the awards
(4)Prior to the date of the Business Combination, Legacy Grindr did not historically pay any cash dividends on its common stock. On June 10, 2022 and November 14, 2022, Legacy Grindr's Board of Managers approved a special distribution as described in Note 12, and the Company does not expect to pay any normal course cash dividends on its common stock in the foreseeable future.

The following table summarizes the option activity for the years ended December 31, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020 (as previously reported)	2,524,205	$4.50	6.6	$680
Retroactive application of recapitalization	1,017,859
Outstanding at December 31, 2020, after effect of reverse recapitalization	3,542,064	$3.21	6.6	$680
Granted	1,987,623	$4.03
Exercised	(421,771)	$3.21
Forfeited	(278,544)	$3.26
Outstanding at December 31, 2021	4,829,372	$3.55	6.1	$3,159
Granted	1,767,002	$7.70
Exercised	(598,053)	$3.38
Forfeited	(1,292,556)	$3.45
Outstanding at December 31, 2022	4,705,765	$5.15	5.7	$2,967

Exercisable at December 31, 2021	716,441	$3.22	5.7	$699
Exercisable at December 31, 2022	1,083,987	$3.52	5.0	$1,225
The intrinsic value of options exercised during the years ended December 31, 2022 and December 31, 2021 was $2,670 and $417, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. Unrecognized compensation expense relating to options in the 2020 Plan was $9,540 as of December 31, 2022, which is expected to be recognized over a weighted-average period of 2.67 years.
San Vicente Equity Joint Venture LLC (“SVE”) Series P Profit Units (“Series P”)
On June 10, 2020, SVA completed the acquisition of Legacy Grindr, upon the acquisition of Legacy Grindr, SVE, a related party and a subsidiary of SVA, issued 5,065,855 Series P profit units (“Series P Units”) to Catapult Goliath LLC (“Catapult Goliath”), a related party wherein certain members of Catapult Goliath are executives of the Company. The Series P Units are granted to Catapult Goliath and each of the grantee beneficiaries in exchange for providing service to the Company under a consulting agreement through December 31, 2023.
The vesting requirements for the Series P Units consist of requisite service under the consulting agreement through December 31, 2023 and four performance-based vesting targets as follows: (1) 20% will vest if SVE determines that the grantee has addressed certain critical issues as described in the grant agreement by December 31, 2020, and (2) 20%, 30%, 30% will vest if EBITDA for the Company reached a certain level for the each of the years ending December 31, 2021, December 31, 2022 and December 31, 2023, respectively.
The EBITDA level was determined for each of the years ended December 31, 2022 and December 31, 2023 on June 10, 2020. SVE and Catapult Goliath had mutually agreed on the EBITDA level for December 31, 2021 on February 4, 2021, as such, 1,013,171 Series P profit units were considered granted in 2021, with the remainder considered granted in 2020.
The Series P Units also have accelerated vesting features if actual EBITDA satisfies the target for the current year and the target for the next year. If an EBITDA target is not achieved, then catch-up vesting can occur if the current year EBITDA exceeds 125% of the EBITDA target for the prior year and 100% of the current target is achieved. In addition, vesting is accelerated for all units that have not been forfeited if a transaction (as defined as an approved sale, drag-along sale or a liquidation event) occurs. SVE has the right, but not the obligation, to repurchase vested units at the lower of fair value or a de minimis amount if the consulting agreement is terminated. The Series P Units are legal form equity of SVE and as such, do not have a maximum contractual life, and do not expire.
The fair value of each performance-based award is estimated on the date of grant using the Black-Scholes valuation model which approximated the fair value that would have been determined under the option pricing model valuation model. The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the Series P Units granted during the year ended December 31, 2021:

December 31,
2021
Expected life of units (in years)(1)	3
Expected unit price volatility(2)	70.0%
Risk free interest rate(3)	0.4%
Expected dividend yield(4)	—%
Weighted average grant-date fair value per SVE series P unit for each SVE Series P unit granted	$2.42
Fair value per common unit	$3.55
___________________
(1)The expected term for award is estimated in consideration of the time period expected to achieve the performance condition, the contractual term of the award, and estimates of future exercise behavior.
(2)Expected volatility is based on historical volatilities of a publicly traded per group over a period equivalent to the expected term of the awards
(3)The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the awards
(4) Prior to the date of the Business Combination, Legacy Grindr did not historically pay any cash dividends on its common stock. On June 10, 2022 and November 14, 2022, the Legacy Grindr's Board of Managers approved a special distribution as described in Note 12, and the Company does not expect to pay any normal course cash dividends on its common stock in the foreseeable future.
Modification of Series P Units
On May 9, 2022, SVE and Catapult Goliath entered into an agreement to amend the vesting requirement for the Series P Units (the “Modification”). Under the Modification, the Series P Units performance-based vesting target was amended to time-based vesting and the Series P Units will vest as follows: (1) 40% immediately as of the date of modification (the “First Tranches”), and (2) 20% each on June 30, 2022, September 30, 2022 and December 31, 2022 (the “Second Tranches”). Additionally, the requisite services under the consulting agreement have been removed as a condition to vesting.
The vesting requirements for the First Tranches originally consisted of requisite services under a consulting agreement and performance-based targets, and all performance-based targets were met. As such, the Company accounted for the modification in the First Tranches as a Type I modification (probable to probable). As the modification only results in the acceleration of service-based vesting and does not involve any other changes, there was no incremental fair value upon modification. The Company recognized $2,285 incremental unit-based compensation for the First Tranches as it relates to the units vested immediately upon the date of modification.
The vesting requirements for the Second Tranches originally consisted of requisite services under a consulting agreement and performance-based targets, and not all performance-based targets were met. As such, the Company accounted for the modification in the Second Tranches as a Type III modification (improbable to probable). This Type III modification results in a remeasured fair value of $7.32 per share. The remeasured fair value was determined by a probability weighted expected return method by weighting between a going concern scenario valued using the Option Pricing Method and a reverse merger scenario value using the equity value in the merger agreement. The incremental aggregate unit-based compensation related to the modification was $22,249. The Company recognized all of incremental unit-based compensation expense during the year ended December 31, 2022 for the Second Tranches.
Other information
As a result of the Business Combination, the remaining unvested Series P Units became vested. All vested Series P Units were exchanged for common stock of the Company determined pursuant to the distribution provision of the limited liability agreement of SVE. As a result, the vested Series P Units were exchanged for 6,497,593 shares of common stock of the Company. Catapult Goliath was liquidated and distributed its holdings to its members, some of whom were former officers of the Company.
Legacy Grindr recorded unit-based compensation expense related to Series P Units of $25,076 and $1,333 for the years ended December 31, 2022 and 2021, respectively, with a corresponding credit to equity as the parent company’s capital contribution.
2016 Plan
In connection with the acquisition of Legacy Grindr in June 2020 from Kunlun, all outstanding incentive units were determined to be settled. A portion of the related settlement was paid in cash at the time of the acquisition of Legacy Grindr with the remainder payable to employees on the second and third anniversaries of the acquisition. The Company paid

$1,137 in June 2022 for the second anniversary payment. Additionally, the Company paid $2,349 in December 2022 for the third anniversary payment ahead of the scheduled payment date. The difference between the assumed carrying value of the settlement payable of incentive units at the time of settlement and the amount paid is $158, which has been recorded in "Interest expense, net" in the consolidated statements of operations and comprehensive income. As of December 31, 2021, $1,060 and $1,875 were recognized in “Accrued expenses and other current liabilities” and “Other non-current liabilities”.
Equity Compensation to a Former Director
In connection with the acquisition of Legacy Grindr in June 2020 from Kunlun, Legacy Grindr and Kunlun terminated a director as part of the acquisition agreement. Legacy Grindr cancelled 500,000 options previously granted to the director pursuant to the terms of the termination agreement entered into between the director and Legacy Grindr. A portion of the related settlement was paid in cash at the time of the acquisition of Legacy Grindr with the remainder payable to employees on the second and third anniversaries of the acquisition. As of December 31, 2022 and December 31, 2021, $641 and $204 were recognized in “Accrued expenses and other current liabilities”, respectively, and $0 and $361 were recognized in “Other non-current liabilities”, respectively.
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021
Selling, general and administrative expenses	$27,665	$2,217
Product development expenses	921	268
	$28,586	$2,485
Stock-based compensation expense that was capitalized as an asset was $151 and $117 for the years ended December 31, 2022 and 2021, respectively.
18.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022
	Total	Level 1	Level 2		Level 3
Assets:
Money market funds	$4,085	$4,085		$—		$—
	$4,085	$4,085	$		$

Liabilities:
Executive Market Condition Awards	$4,129	$—		$—		$4,129
Common stock warrant liabilities	17,933	9,024	8,909		—
	$22,062	$9,024		$8,909		$4,129

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$9,648	$9,648	$—	$—
	$9,648	$9,648	$—	$—

Liabilities:
Executive Market Condition Awards	$—	$—	$—	$—
Common stock warrant liabilities	—	—	—	—
	$—	$—	$—	$—
Money Market Funds
The Money Market Funds are classified within Level 1 as these securities are traded on an active public market.
Executive Market Condition Awards
The CEO Market Condition Awards and the CFO Market Condition Awards (together, the “Executive Market Condition Awards”) are liability-classified awards requiring fair value measurement at the end of each reporting period. The Company used the Monte Carlo simulation model to value the liability-classified award. The key inputs into the Monte Carlo simulation as of December 31, 2022 were as follows:

December 31, 2022
Expected term (in years)	9.9 years
Volatility	65.0%
Risk-free interest rate	3.8%
Dividend yield	—%
Common Stock Warrant Liabilities
The Warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 15). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations and comprehensive income.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$—	$—	$—
Assumption of Warrants upon Closing	19,740	19,488	39,228
Change in fair value of Warrant liability	(10,716)	(10,579)	(21,295)
Fair value as of December 31, 2022	$9,024	$8,909	$17,933
19.Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,
	2022	2021
Numerator:
Net income and comprehensive income	$852	$5,064
Denominator:
Weighted-average common shares outstanding - basic	157,882,535	152,811,130
Stock options issued under 2020 Plan	1,267,239	56,336
Time-based RSUs	17,098	—
Weighted-average common shares outstanding - diluted	159,166,872	152,867,466

Net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
The weighted-average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination.
The following table presents the potential shares that are excluded from the computation of diluted net income and comprehensive income for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Stock options issued under 2020 Plan	1,594,021	1,761,810
Time-based RSUs	4,383,256	—
Public and Private Warrants	37,360,000	—
The table above does not include shares issuable for the Executive Market Condition Awards, as the market condition criterion has not yet been achieved. Such shares are also not included in the Company’s calculation of basic or diluted net income per share.
20.Related Parties
Transactions disclosed within the other notes to the consolidated financial statements involve related parties which include Tiga Acquisition Corp (prior to the Business Combination), Tiga Sponsor LLC, Group Holdings, SVG, SVA, SVE, SV Parent, SV Cayman, SV Investments II, and SV Investments.

For the years ended December 31, 2022 and 2021, the Company paid advisor fees and out-of-pocket expenses amounting to $792 and $913 to two individuals who hold ownership interest in the Company, respectively.
See Note 9 and Note 17 for additional related party transactions with Catapult GP II and Catapult Goliath.
21.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
On various dates during January 2023, February 2023 and March 2023, the Company received $450, $7,000 and $11,921, respectively, from Catapult GP II as a partial payment of the Note described in Note 9, which comprised $341, $149 and $48, respectively, of the accrued interest and $109, $6,851 and $11,873, respectively, of the principal. The Note has been fully paid.

On January 12, 2023, the Company entered into a purchase commitment for the use of cloud services, with a commitment to spend $8,500 annually between January 2023 and December 2026.

On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the

Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC's resolution of the SVB receivership, which provides that all depositors will have access to all their money starting March 13, 2023. As of March 17, 2023, all cash deposited with SVB by the Company are accessible by the Company .

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting identified previously, which continues to exist as of December 31, 2022, as discussed below.

Management’s Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on November 18, 2022. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As of December 31, 2022, a material weakness in our internal control over financial reporting was identified in relation to the accuracy and timeliness of our financial statement closing process. Given that we operated as a private company prior to the Business Combination, we did not have the necessary formalized processes to effectively implement review controls within our internal control over financial reporting. We began to implement the following actions to remediate the material weakness described above. These remediation measures are ongoing and include the following:

•hiring additional personnel to bolster our accounting capabilities and capacity;
•designing and implementing appropriate modules in our financial systems to automate manual reconciliations and calculations; and
•evaluating, designing and implementing the internal controls and procedures with respect to the closing process, including the measures stated above, to limit human judgment and clerical errors and enhance adequacy of reviews to assure timely and accurate financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is available on our website at http://www.grindr.com under the “Investors” tab. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website at http://www.grindr.com under the “Investors” tab any amendment to our Code of Business Conduct and Ethics or any waivers of such provisions granted to executive officers and directors.

We have adopted Corporate Governance Guidelines that are available on our website at http://www.grindr.com under the “Investors” tab.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
1.Financial Statements
The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.
2.Financial Statement Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes to the financial statements.

3.Exhibits
     The exhibits filed as part of the Annual Report on Form 10-K are listed in Item 15(b).
(b)    Exhibits.
     The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
2.1†**	Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC and Grindr Group LLC, dated May 9, 2022.	Form 8-K	001-39714	2.1	November 23, 2022
2.2**	First Amendment to the Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub II LLC and Grindr Group LLC, dated October 5, 2022.	Form 8-K	001-39714	2.2	November 23, 2022
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
4.1**	Specimen Common Stock Certificate of Grindr Inc.	Form 8-K	001-39714	4.1	November 23, 2022
4.2**	Specimen Warrant Certificate of Grindr Inc.	Form 8-K	001-39714	4.2	November 23, 2022

4.3**	Warrant Agreement between Tiga Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent, dated November 23, 2020.	Form 8-K	001-39714	4.3	November 23, 2022
4.4**	Certificate of Corporate Domestication of Tiga Acquisition Corp., dated November 17, 2022.	Form 8-K	001-39714	4.4	November 23, 2022
4.5*	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.
10.1**	Amended and Restated Registration Rights Agreement by and among Grindr Inc., Tiga Sponsor LLC and certain existing and new stockholders of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	10.1	November 23, 2022
10.2**	Form of Indemnification Agreement of Grindr Inc.	Form 8-K	001-39714	10.2	November 23, 2022
10.3**#	Grindr Inc. 2022 Equity Incentive Plan and forms of award agreement thereunder.	Form 8-K	001-39714	10.3	November 23, 2022
10.4**	Convertible Promissory Note, between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated as of March 16, 2022.	Form 8-K	001-39714	10.4	November 23, 2022
10.5**	Payoff Letter between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated March 16, 2022.	Form 8-K	001-39714	10.5	November 23, 2022
10.6**	Amended and Restated Forward Purchase Agreement, between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated May 9, 2022.	Form 8-K	001-39714	10.6	November 23, 2022
10.7**	Joinder and Assignment Agreement to Amended and Restated Forward Purchase Agreement by and among San Vicente Parent LLC, Tiga Acquisition Corp., and Tiga Sponsor LLC, dated November 10, 2022.	Form 8-K	001-39714	10.7	November 23, 2022

10.8**	First Amendment to the Warrant Agreement between Tiga Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent, dated November 17, 2022.	Form 8-K	001-39714	10.8	November 23, 2022
10.9††**	Credit Agreement, dated as of June 10, 2020, among San Vincente Gap LLC, San Vicente Capital LLC, Fortress Credit Corp., and the other parties thereto, as amended on February 25, 2021.	Form S-4/A	333-264902	10.9	October 31, 2022
10.10**	Amendment No. 1 to the Credit Agreement, dated as of February 25, 2021, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-4/A	333-264902	10.10	October 31, 2022
10.11**	Amendment No. 2 to the Credit Agreement, dated as of June 13, 2022, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-4/A	333-264902	10.11	October 31, 2022
10.12**	Amendment No. 3 to the Credit Agreement, dated as of November 14, 2022, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-1	333-268782	10.12	December 13, 2022
10.13**	Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan and forms of award agreement thereunder.	Form S-1/A	333-268782	10.13	February 9, 2023
10.14*#	Offer Letter by and between Grindr Group LLC and Maggie Lower, dated April 25, 2022.
10.15*#	Offer Letter by and between Grindr Group LLC and G. Raymond Zage, III, dated November 15, 2022.

10.16*#	Offer Letter by and between Grindr Group LLC and J. Michael Gearon, Jr., dated November 15, 2022.
10.17*#	Offer Letter by and between Grindr Group LLC and James Fu Bin Lu, dated November 15, 2022.
10.18*#	Offer Letter by and between Grindr Group LLC and Nathan Richardson, dated April 24, 2022.
10.19*#	Offer Letter by and between Grindr Group LLC and Daniel Brooks Baer, dated April 26, 2022.
10.20*#	Offer Letter by and between Grindr Group LLC and Meghan Stabler, dated April 25, 2022.
10.21*#	Offer Letter by and between Grindr Group LLC and Gary Horowitz, dated April 26, 2022.
10.22*#	Employment Agreement by and between Grindr LLC and Vanna Krantz, dated August 26, 2022.
10.23*#	Employment Agreement by and between Grindr LLC and George Arison, dated April 27, 2022.
16.1**	Letter from WithumSmith+Brown, PC to the SEC, dated November 23, 2022	Form 8-K	001-39714	16.1	November 23, 2022
21.1**	List of Subsidiaries.	Form 8-K	001-39714	21.1	November 23, 2022
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Previously filed.
***    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
†    Schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

††    Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.
#     Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on this 17th day of March, 2023.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints George Arison and Vandana Mehta-Krantz, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Arison	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2023
George Arison

/s/ Vandana Mehta-Krantz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2023
Vandana Mehta-Krantz

/s/ James Fu Bin Lu	Chairperson of the Board	March 17, 2023
James Fu Bin Lu

/s/ G. Raymond Zage, III	Director	March 17, 2023
G. Raymond Zage, III

/s/ J. Michael Gearon, Jr.	Director	March 17, 2023
J. Michael Gearon, Jr.

/s/ Nathan Richardson	Director	March 17, 2023
Nathan Richardson

/s/ Daniel Brooks Baer	Director	March 17, 2023
Daniel Brooks Baer

/s/ Gary I. Horowitz	Director	March 17, 2023
Gary I. Horowitz

/s/ Meghan Stabler	Director	March 17, 2023
Meghan Stabler

/s/ Maggie Lower	Director	March 17, 2023
Maggie Lower