Form 10-Q
period 2023-03-31
Grindr Inc.
filed 2023-05-15
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________ to _________
Commission file number 001-39714
________________________
Grindr Inc.
(Exact name of registrant as specified in its charter)
________________________

Delaware	92-1079067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 69176 750 N. San Vincente Blvd., Suite RE 1400 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)
(310) 776-6680
Registrant's telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GRND	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	GRND.WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 173,844,998 shares of common stock outstanding as of May 12, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs and current expectations and projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about our business and future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause its actual results to differ significantly from those expressed in any forward-looking statement. There are no guarantees that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
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
In addition, statements that “Grindr believes” or “we believe” and similar statements reflect our beliefs and opinions on the relevant subjects. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$33,837	$8,725
Accounts receivable, net of allowance of $542 and $336, respectively	28,548	22,435
Prepaid expenses	7,995	7,622
Deferred charges	3,448	3,652
Other current assets	544	750
Total current assets	74,372	43,184
Restricted cash	1,392	1,392
Property and equipment, net	1,858	2,021
Capitalized software development costs, net	8,448	7,385
Intangible assets, net	97,239	104,544
Goodwill	275,703	275,703
Right of use assets	4,255	4,535
Other assets	93	64
Total assets	$463,360	$438,828
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,029	$5,435
Accrued expenses and other current liabilities	37,635	15,681
Current maturities of long-term debt, net	23,053	22,152
Deferred revenue	17,832	18,586
Total current liabilities	84,549	61,854
Long-term debt, net	337,024	338,476
Warrant liability	33,250	17,933
Lease liability	3,327	3,658
Deferred tax liability	10,254	12,528
Other non-current liabilities	596	327
Total liabilities	469,000	434,776
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 173,820,837 and 173,524,360 shares issued; 173,842,712 and 173,524,360 shares outstanding at March 31, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	32,285	9,078
Accumulated deficit	(37,942)	(5,043)
Total stockholders’ equity	(5,640)	4,052
Total liabilities and stockholders’ equity	$463,360	$438,828
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$55,809	$43,530
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,815	11,701
Selling, general and administrative expense	18,945	10,378
Product development expense	5,506	3,647
Depreciation and amortization	7,952	9,026
Total operating costs and expenses	47,218	34,752
Income from operations	8,591	8,778
Other expense
Interest expense, net	(10,793)	(2,956)
Other income (expense), net	123	(68)
Change in fair value of warrant liability	(15,317)	—
Total other expense	(25,987)	(3,024)
Net (loss) income before income tax	(17,396)	5,754
Income tax provision	15,503	1,253
Net (loss) income and comprehensive (loss) income	$(32,899)	$4,501
Net (loss) income per share:
Basic	$(0.19)	$0.03
Diluted	$(0.19)	$0.03
Weighted-average shares outstanding:
Basic	173,599,925	155,566,232
Diluted	173,599,925	156,256,720
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Series Y Preferred Units (Par value $0.00001)		Series X Ordinary Units (Par value $0.00001)		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021, as previously reported	—	$—	—	$—	—	$—	110,867,483	$1	$269,131	$(5,895)	$263,237
Retroactive application of recapitalization	—	—	155,541,074	16	—	—	(110,867,483)	(1)	(15)	—	—
Balance at December 31, 2021, after effect of reverse recapitalization	—	—	155,541,074	16	—	—	—	—	269,116	(5,895)	263,237
Net income	—	—	—	—	—	—	—	—	—	4,501	4,501
Interest on the promissory note to a member	—	—	—	—	—	—	—	—	(741)	—	(741)
Related party unit-based compensation	—	—	—	—	—	—	—	—	349	—	349
Stock-based compensation	—	—	—	—	—	—	—	—	414	—	414
Exercise of stock options	—	—	37,086	—	—	—	—	—	119	—	119
Balance at March 31, 2022	—	$—	155,578,160	$16	—	$—	—	$—	$269,257	$(1,394)	$267,879

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	173,524,360	$17	$9,078	$(5,043)	$4,052
Net loss	—	—	—	—	—	(32,899)	(32,899)
Interest on the promissory note to a member	—	—	—	—	(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—	18,833	—	18,833
Payment of interest on promissory note to a member	—	—	—	—	520	—	520
Stock-based compensation	—	—	—	—	3,126	—	3,126
Vested restricted stock units	—	—	21,875	—	—	—	—
Exercise of stock options	—	—	296,477	—	1,010	—	1,010
Balance at March 31, 2023	—	$—	173,842,712	$17	$32,285	$(37,942)	$(5,640)

See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net (loss) income	$(32,899)	$4,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation	3,341	734
Fair value change in warrant liability	15,317	—
Amortization of debt issuance costs	512	228
Interest income on promissory note from member	(282)	(741)
Depreciation and amortization	7,952	9,026
Provision for expected credit losses/doubtful accounts	206	49
Deferred income taxes	(2,274)	(1,285)
Non-cash lease expense	280	253
Changes in operating assets and liabilities:
Accounts receivable	(6,319)	754
Prepaid expenses and deferred charges	(169)	(1,142)
Other current assets	206	954
Other assets	(29)	20
Accounts payable	1,790	388
Accrued expenses and other current liabilities	21,954	1,645
Deferred revenue	(754)	(456)
Lease liability	(331)	(1,055)
Other liabilities	—	89
Net cash provided by operating activities	$8,501	$13,962
Investing activities
Purchase of property and equipment	$(32)	$(103)
Additions to capitalized software	(1,461)	(1,012)
Net cash used in investing activities	$(1,493)	$(1,115)
Financing activities
Transaction costs paid in connection with the Business Combination	$(1,196)	$—
Proceeds from the repayment of promissory note to a member including interest	19,353	—
Proceeds from exercise of stock options	1,010	119
Principal payment on debt	(1,063)	(960)
Net cash provided by (used in) financing activities	$18,104	$(841)
Net increase in cash, cash equivalents and restricted cash	25,112	12,006
Cash, cash equivalents and restricted cash, beginning of the period	10,117	17,170
Cash, cash equivalents and restricted cash, end of the period	$35,229	$29,176
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$33,837	$27,784
Restricted cash	1,392	1,392
Cash, cash equivalents and restricted cash	$35,229	$29,176
Supplemental disclosure of cash flow information:
Cash interest paid	$5,172	$3,329
Income taxes paid	$725	$63
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

1.Nature of Business
Grindr Inc. (“Grindr” or the “Company”) is headquartered in Los Angeles, California and manages and operates the Grindr app, a global LGBTQ social network platform serving and addressing the needs of the LGBTQ queer community. The Grindr app is available through Apple’s App Store for iPhones and Google Play for Android. The Company offers both a free, ad-supported service and a premium subscription version.
Grindr was originally incorporated in the Cayman Islands on July 27, 2020 under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities. On May 9, 2022, Grindr Group LLC and its subsidiaries (“Legacy Grindr”) entered into an Agreement and Plan of Merger (as amended on October 5, 2022, the “Merger Agreement”) with Tiga, in which Legacy Grindr would become a wholly owned subsidiary of Tiga (the “Business Combination”). On November 17, 2022, Tiga was redomiciled to the United States. Upon the closing of the Business Combination on November 18, 2022 (the “Closing”), Tiga was renamed to “Grindr Inc.”
Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company” refers to Legacy Grindr and its subsidiaries prior to the consummation of the Business Combination, and Grindr and its subsidiaries after the consummation of the Business Combination.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Business Combination has been accounted for as a reverse recapitalization under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Tiga has been treated as the acquired company for financial reporting purposes. This determination is primarily based on the Legacy Grindr unitholders having a relative majority of the voting power of Grindr, Legacy Grindr unitholders having the ability to nominate the majority of the members of the board of directors, Legacy Grindr senior management comprising the senior management roles of Grindr and who are responsible for the day-to-day operations, and for the strategy and operations of Grindr. Accordingly, for accounting purposes, the financial statements of Grindr represent a continuation of the financial statements of Legacy Grindr with the Business Combination being treated as the equivalent of Legacy Grindr issuing shares for the net assets of Tiga, accompanied by a recapitalization. The net assets of Tiga were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy Grindr and the accumulated deficit of Legacy Grindr has been carried forward after Closing.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2022. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with U.S. GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the fair value of common stock warrant liabilities; valuation allowance for deferred tax assets; effective income tax rate; unrecognized tax benefits; legal contingencies; the incremental borrowing rate for the Company's leases; and the valuation of stock-based compensation, among others.
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
•Warrant liability — Public Warrants (as defined below) are classified within Level 1 as these securities are traded on an active public market. Private Warrants (as defined below) are classified within Level 2. For the periods presented, the Company utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities. The Company believes their

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s Credit Agreement balances as disclosed in Note 6 were measured by comparing their prepayment values and present value using observable market data consisting of interest rates based on similar credit ratings.
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
The Company derives substantially all of its revenue from subscription revenue and advertising revenue. As permitted under the practical expedient available under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.
Direct Revenue
Direct revenue consists of subscription revenue. Subscription revenue is generated through the sale of subscriptions that are currently offered in one-week, one-month, three-month, six-month, and twelve-month lengths. Subscription revenue is recorded net of taxes, credits, and chargebacks. Subscribers pay in advance, primarily through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period.
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
Accounts Receivable, net of allowance for credit losses
The majority of app users access the Company’s services through mobile app stores. The Company evaluates the credit worthiness of these two mobile app stores on an ongoing basis and does not require collateral from these entities. Accounts

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
receivable also include amounts billed and currently due from advertising customers. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon historical collection trends adjusted for economic conditions using reasonable and supportable forecasts.
The accounts receivable balances, net of allowances, were $28,548 and $22,435 as of March 31, 2023 and December 31, 2022, respectively. The opening balance of accounts receivable, net of allowances, was $17,885 as of January 1, 2022.
Contract Liabilities
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue ratably over the terms of the applicable subscription period or expected completion of the performance obligation which range from one to twelve months. The deferred revenue balances were $17,832 and $18,586 as of March 31, 2023 and December 31, 2022, respectively. The opening balance of deferred revenue was $20,077 as of January 1, 2022.
For the three months ended March 31, 2023 and 2022, the Company recognized $13,303 and $12,442 of revenue that was included in the deferred revenue balance as of December 31, 2022 and 2021, respectively.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Direct revenue	$48,126	$36,398
Indirect revenue	7,683	7,132
	$55,809	$43,530

	Three Months Ended March 31,
	2023	2022
United States	$33,236	$27,811
United Kingdom	$4,167	$3,264
Rest of the world	$18,406	$12,455
	$55,809	$43,530
Accounting Pronouncements
As an “emerging growth company”, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), allows the Company to delay adoption of new or revised pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Recently Adopted Accounting Pronouncements
Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The Company adopted ASU 2016-13 using the modified retrospective approach and there was no cumulative effect arising from the adoption. The adoption of ASU 2016-13 did not have a material impact on the Company's financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard will become effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will assess any impact from the adoption of this guidance if such transactions occur in the future.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting for contract assets acquired and contract liabilities assumed from contracts with customers in business combinations. The amendment requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contract with Customers, resulting in a shift from previous guidance which required similar assets and liabilities to be accounted for at fair value at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. While the Company is continuing to assess the timing of adoption and potential impact of this guidance it does not expect the guidance to have a material effect, if any, on its consolidated financial statements and related disclosures. The Company will continue to evaluate the impact of this guidance upon the occurrence of future acquisitions.
3.Other Current Assets
Other current assets consist of the following:

	March 31, 2023	December 31, 2022
Cloud computing arrangements implementation costs	$532	$624
Other current assets	12	126
	$544	$750
4.Promissory Note from a Member
On April 27, 2021, Catapult GP II LLC (“Catapult GP II”), a related party wherein certain members of Catapult GP II are executives of the Company, purchased 5,387,194 common units of Legacy Grindr, which were converted using the Exchange Ratio to 7,385,233 common shares of the Company upon the Business Combination. In conjunction with the common units purchased, the Company entered into a full recourse promissory note with Catapult GP II with a face value of $30,000 (the “Note”). The Note, including all unpaid interest, is to be repaid the earlier of 1) the tenth anniversary of the Note, 2) upon the completion of a liquidity event, or 3) upon completion of an initial public offering or a special-purpose acquisition company transaction. The Note bears interest at 10% per annum on a straight-line basis.
The Note, including interest, was fully paid in the first quarter of 2023. The total amount outstanding on the Note, including interest, was zero and $19,071 as of March 31, 2023 and December 31, 2022, respectively. The Note and the related accrued interest were reflected as a reduction to equity in the condensed consolidated statements of stockholders’ equity.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Income and other taxes payable	$22,481	$5,360
Interest payable	7,920	2,444
Employee compensation and benefits	1,972	813
Accrued legal expense	1,424	1,308
CEO make-whole bonus	1,200	1,200
Lease liability, short-term	1,098	1,050
Accrued professional service fees	755	2,317
Settlement payable to a former director	439	641
Other accrued expenses	346	548
	$37,635	$15,681
6.Debt
Total debt for the Company is comprised of the following:

	March 31, 2023	December 31, 2022
Credit Agreement
Current	$23,053	$22,152
Non-current	343,364	345,328
	366,417	367,480
Less: unamortized debt issuance costs	(6,321)	(6,852)
	$360,096	$360,628
On June 10, 2020, Grindr Gap LLC and Grindr Capital LLC (the "Borrower"), wholly owned subsidiaries of the Company, and the other credit parties and lenders party thereto entered into a credit agreement (the “Credit Agreement”) which permitted the Borrower to borrow up to $192,000 (the "Original Agreement"). On June 13, 2022, a second amendment to the Credit Agreement was entered into which allowed the Borrower to borrow an additional $60,000 (the "Second Amendment") (collectively, the "Initial Term Loans"). The amount repaid may not be reborrowed.
On November 14, 2022, a third amendment to the Credit Agreement was entered into which allowed the Borrower to borrow multiple term loans. The term loans have the following maximum commitment amounts, $140,800 (“Supplemental Facility I”), and $30,000 (“Supplemental Facility II”) (collectively, the "Third Amendment"). The amount repaid may not be reborrowed.
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
Borrowings under the Credit Agreement are repayable in full on various dates ranging from May 17, 2024 to November 14, 2027 based on the drawdown dates of the loans. The Borrower is also required, among other things, to make mandatory prepayments of the Credit Agreement equal to a defined percentage rate, as determined based on the Company's leverage ratio, of excess cash flow. No mandatory prepayment was required for the three months ended March 31, 2023 and 2022.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
For the three months ended March 31, 2023 and 2022, the Company did not incur any debt issuance costs in conjunction with the Credit Agreement. The amortization of such debt issuance costs are included in “Interest income (expense), net” on the condensed consolidated statements of operations and comprehensive income (loss).
Initial Term Loans
The Borrower drew the maximum permitted amount at the time of entry into the Original Agreement and the Second Amendment. Borrowings under the Initial Term Loans are index rate loans or Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) loans, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio, or currently 7.0%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio, currently 8.0%. The interest rates in effect as of March 31, 2023 and December 31, 2022 were 12.8% and 11.7%, respectively.
The obligations under the Credit Agreement are subject to acceleration at the election of the required lenders during the continuance of any event of default. A default interest rate of an additional 2% per annum will apply on all outstanding obligations after the occurrence of an event of default.
For the Initial Term Loans, the Borrower is required to make quarterly mandatory principal repayments equal to 0.50% of the original principal amount of the relevant loans, with the remaining aggregate principal amount payable on the maturity date.
Supplemental Facility I
On November 14, 2022, the Borrower drew the full amount for Supplemental Facility I. All borrowings under the Supplemental Facility I are index rate loans or SOFR, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio, or currently 7.0%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio, currently 8.0%,
The prepayment premium on Supplemental Facility I is 2% of the principal amount prepaid during the first year plus the payment of all interest that would have been accrued assuming no change in Term SOFR and 2% of the principal amount prepaid during the second year.
For Supplemental Facility I, the Borrower is required to make quarterly principal payments of $704 on the last day of each calendar quarter, beginning in June 2023, with the remaining aggregate principal amount payable on the maturity date of November 14, 2027 (“Supplemental Facility I Maturity Date”). The Supplemental Facility I Maturity Date may be accelerated if certain loans in the existing Credit Agreement or Supplemental Facility II are not repaid on or before their respective maturity dates. The interest rate in effect for Supplemental Facility I as of March 31, 2023 and December 31, 2022 was 13.0% and 12.5%, respectively.
Supplemental Facility II
On November 17, 2022, the Borrower drew the full amount for Supplemental Facility II. All borrowings under the Supplemental Facility II are index rate loans or SOFR, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio, or currently 3.2%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio, currently 4.2%, There is no prepayment premium for the Supplemental Facility II.
For Supplemental Facility II, the Borrower is required to make principal payments of $7,500 on the next business day at the end of June 2023 and December 2023, with the remaining aggregate principal amount payable on the maturity date of May 17, 2024. The interest rate in effect for Supplemental Facility II as of March 31, 2023 and December 31, 2022 was 9.2% and 8.7%, respectively.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Covenants
The Credit Agreement includes restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than a specified level, currently 4.50:1.00 prior to and through May 17, 2024 to the extent any Supplemental Facility II is outstanding, no greater than 4.75:1.00 prior to and through March 31, 2024 and no greater than 4.25:1.00 thereafter. As of March 31, 2023 and December 31, 2022, the Borrower was in compliance with the financial debt covenants.
Fair value
The fair values of the Company's Credit Agreement balances were measured by the discounted cash flow method or comparing their prepayment values and observable market data consisting of interest rates based on similar credit ratings, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the Credit Agreement balances as of March 31, 2023 and December 31, 2022, was $375,398 and $394,785, respectively.
7.Leases
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
Components of lease cost included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$413	$413
Sublease income	(189)	(183)
Total lease cost	$224	$230
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$416	$269
Right-of-use assets obtained in exchange for lease liabilities:
Leases recognized upon adoption of ASC 842	$—	$5,585

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Assets:
Right-of-use assets	$4,255	$4,535
Liabilities:
Accrued expenses and other current liabilities	$1,098	$1,050
Lease liability, long-term portion	3,327	3,658
Total operating lease liabilities	$4,425	$4,708
Weighted average remaining operating lease term (years)	3.1	3.3
Weighted average operating lease discount rate	11.41%	11.41%
The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities on lease liabilities as of March 31, 2023, are as follows:

Remainder of 2023	$1,113
2024	1,746
2025	1,799
2026	605
Thereafter	—
Total lease payments	$5,263
Less: imputed interest	(838)
Total lease liabilities	$4,425
There were no leases with residual value guarantees or executed leases that had not yet commenced as of March 31, 2023.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant as of March 31, 2023 were as follows:

Remainder of 2023	$502
2024	649
2025	729
2026	249
Thereafter	—
$2,129
8.Warrant Liabilities
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
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
As of March 31, 2023 and December 31, 2022, the Public Warrants and Private Warrants remained outstanding and unexercised. As of March 31, 2023 and December 31, 2022, the Public Warrant and Private Warrants were remeasured to fair value of $33,250 and $17,933. The change in fair value for the three months ended March 31, 2023 was a loss of $15,317 recognized in the consolidated statements of operations and comprehensive (loss) income.
9.Stock-based Compensation
Stock-based compensation expense is related to the grant of restricted units under the 2022 Equity Incentive Plan ("2022 Plan"), the grant of unit options and restricted units granted under the 2020 Equity Incentive Plan ("2020 Plan") and the grant of San Vicente Equity Joint Venture LLC's ("SVE") Series P profit units ("Series P Units") to Catapult Goliath LLC (“Catapult Goliath”), a related party wherein certain members of Catapult Goliath were executives of the Company.

The stock-based compensation expense for SVE’s Series P Units was pushed down to the operating entity and thus recorded in the Company’s condensed consolidated financial statements with a corresponding credit to equity as a capital contribution. Upon the consummation of the Business Combination, all vested Series P Units were exchanged for common stock of the Company determined pursuant to the distribution provision of the limited liability agreement of SVE and the Merger Agreement. As a result, the vested Series P Units were exchanged for 6,497,593 shares of common stock of the Company.
2022 Plan
Executive Incentive Awards - Market Condition Awards
The Company entered into employment agreements with the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The employment agreements include cash compensation and incentive awards in the form of restricted stock units. Certain awards are subject to market conditions. The CEO market condition awards and the CFO market condition awards (together, the "Market Condition Awards") are liability-classified and will require fair value remeasurement at the end of each reporting period. No new Market Condition Awards were granted or forfeited during the three months ended March 31, 2023.
The Company used the Monte Carlo simulation model to value the liability-classified award. The key inputs into the Monte Carlo simulation as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Expected term (in years)	9.6 years	9.9 years
Volatility	65.0%	65.0%
Risk-free interest rate	3.4%	3.8%
Dividend yield	—%	—%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Time-based Awards Activity
A summary of the unvested time-based restricted stock unit ("RSU") activity for director RSUs, employee RSUs, and the time-based awards granted to the CEO and CFO during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	4,555,256	$10.10
Granted	30,000	$4.98
Vested	(21,875)	$10.18
Forfeited	—	$—
Unvested at March 31, 2023	4,563,381	$10.07
2020 Plan
Stock options
The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	4,705,765	$5.15
Exercised	(296,477)	$3.41
Forfeited	(903,891)	$5.72
Outstanding at March 31, 2023	3,505,397	$5.16
The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the fair value of stock options granted for the three months ended March 31, 2022. No options were granted under the 2020 Plan for the three months ended March 31, 2023:

Three months ended March 31, 2022
Expected life of options (in years)(1)	4.61
Expected stock price volatility(2)	56%
Risk free interest rate(3)	1.37%
Expected dividend yield(4)	—%
Weighted average grant-date fair value per share of stock options granted	$2.75
Fair value per common stock of Legacy Grindr (adjusted by the Exchange Ratio)	$4.20

(1)The expected term for award is determined using the simplified method, which estimates the expected term using the contractual life of the option and the vesting period.
(2)Expected volatility is based on historical volatilities of a publicly traded peer group over a period equivalent to the expected term of the awards.
(3)The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the awards.
(4)Prior to the date of the Business Combination, Legacy Grindr did not historically pay any cash dividends on its common stock. On June 10, 2022 and November 14, 2022, Legacy Grindr's Board of Managers approved a special distribution, and the Company does not expect to pay any normal course cash dividends on its common stock in the foreseeable future.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023		2022
Selling, general and administrative expenses	$3,061		$612
Product development expenses	$280		$122
	$3,341	$—	$734
Stock-based compensation expense that was capitalized as an asset was $54 and $29 for the three months ended March 31, 2023 and 2022, respectively.
10.Income Tax
In determining the quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date (loss) income, adjusted for discrete items arising in that quarter. In addition, the effect of changes in enacted tax laws or rates and tax status is recognized in the interim period in which the change occurs.
The computation of the estimated annual effective income rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and tax in foreign jurisdictions and permanent and temporary differences. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or the Company’s tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax provision in the quarter in which the change occurs.
For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $15,503 and $1,253, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of the nondeductible fair value adjustments on the change in the warrant liabilities, and was also impacted by the change in valuation allowance, nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit. The Company will continue to monitor the volatility of the fair value adjustments on the warrant liabilities and the inclusion of such fair value adjustments in the annual estimated effective rate.
11.Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income and comprehensive (loss) income	$(32,899)	$4,501
Denominator:
Basic weighted average shares of common shares outstanding	173,599,925	155,566,232
Diluted effect of stock-based awards	—	690,488
Diluted weighted average shares of common shares outstanding	173,599,925	156,256,720

Net (loss) income per share:
Basic	($0.19)	$0.03
Diluted	($0.19)	$0.03

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The weighted-average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination.
The following table presents the potential shares that are excluded from the computation of diluted net (loss) income per share and comprehensive (loss) income per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options issued under 2020 Plan	3,505,397	—
Time-based RSUs	4,563,381	—
Public and Private Warrants	37,360,000	—
The table above does not include shares issuable under the Executive Market Condition Awards, as the market condition criterion has not yet been achieved. Such shares are also not included in the Company’s calculation of basic or diluted net income per share.
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$22,131	$22,131	$—	$—

Liabilities:
Executive Market Condition Awards	$5,687	$—	$—	$5,687
Common stock warrant liabilities	33,250	16,732	16,518	—
	$38,937	$16,732	$16,518	$5,687

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,085	$4,085	$—	$—

Liabilities:
Executive Market Condition Awards	$4,129	$—	$—	$4,129
Common stock warrant liabilities	17,933	9,024	8,909	—
	$22,062	$9,024	$8,909	$4,129
Money Market Funds
The Money Market Funds are classified within Level 1 as these securities are traded on an active public market.
Executive Market Condition Awards
The Market Condition Awards are liability-classified awards requiring fair value measurement at the end of each reporting period. See Note 9 for the inputs used to value the liability-classified award.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Common Stock Warrant Liabilities
The warrants were accounted for as a liability in accordance with ASC 815, Derivative and Hedging. The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations and comprehensive (loss) income.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$9,024	$8,909	$17,933
Change in fair value of Warrant liability	7,708	7,609	15,317
Fair value as of March 31, 2023	$16,732	$16,518	$33,250
13.Related Parties
Prior to the closing of the Business Combination, for the three months ended March 31, 2022, the Company paid advisor fees and out-of-pocket expenses amounting to $256 to two individuals who held ownership interest in Legacy Grindr and are stockholders of the Company. The two individuals were appointed to the board of directors upon the consummation of the Business Combination, and no advisor fees were paid to the two individuals after the consummation of the Business Combination.

See Note 4 and Note 9 for additional related party transactions with Catapult GP II and Catapult Goliath.
14.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Currently, it is too early to determine the outcome and probability of any legal proceedings and whether they would have a material adverse effect on the Company’s business. As of March 31, 2023 and December 31, 2022, there were no amounts accrued that the Company believes would be material to its financial position.
In January 2020, the Norwegian Consumer Council (“NCC”) submitted three complaints to the Norwegian Data Protection Authority, (“NDPA”). Datatilsynet, under Article 77(1) of the General Data Protection Regulation (“GDPR”) against the following parties: (1) Grindr and AdColony; (2) Grindr, Twitter, AppNexus, and OpenX; and (3) Grindr, and Smaato. The complaints reference a report entitled “Out Of Control: How consumers are exploited by the online advertising industry”. The NCC argued that (1) the Company lacks valid consent for data sharing, (2) the Company shares personal data under Article 9 and does not have a legal basis for processing personal data under Article 9, and (3) the Company does not provide clear information about data sharing, which infringes the principle of transparency in Article (5)(1)(a) GDPR. In April 2020, the Company received an Order to Provide Information from the Datatilsynet. The Company responded to this Order and provided information to Datatilsynet in May 2020. In January 2021, the Datatilsynet sent the Company an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,535 using the exchange rate as of March 31, 2023) for an alleged infringement of the GDPR. This was notice of a proposed fine to which Grindr was entitled to respond before Datatilsynet made a final decision. Datatilsynet alleged (i) that Grindr disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) that Grindr disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr responded to the Advance notification on March 8, 2021, to contest the draft

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
findings and fine. A redacted copy of Grindr’s response was made public. On April 29, 2021, Datatilsynet issued its Order To Provide Information - Grindr - Data Processors, asking, among other things, whether Grindr considered certain ad tech partners to be processors or controllers. Datatilsynet later extended the deadline to respond to June 2, 2021, and Grindr sent a response to Datatilsynet on that date. On October 11, 2021, Datatilsynet sent the Company a letter concerning Grindr’s reply to the Advance notification. In the letter, Datatilsynet clarified that the Advance notification only “pertains to data subjects on Norwegian territory,” and advised the Company of two additional complaints that had been filed (one in March 2021 and the other in September 2021) with Datatilsynet by the Norwegian Consumer Council. Datatilsynet requested any further comments or remarks to the Advance notification by November 1, 2021, but later extended the deadline to November 19, 2021. On November 19, 2021, Grindr served a response to Datatilsynet’s October 11, 2021 letter. On November 26, 2021, Datatilsynet requested any redactions to the response based upon the expectation that third parties may request a copy of Grindr’s November 19, 2021 response, and Grindr proposed redactions on the same day.
In December 2021, Datatilsynet issued a reduced administrative fine against the Company in the amount of 65,000 NOK, or approximately $6,223 using the exchange rate as of March 31, 2023, with an extended deadline for the Company to appeal through February 14, 2022. On February 14, 2022, Grindr filed an appeal brief with the DPA. On July 5, 2022, DPA requested additional documentation from Grindr, specifically regarding whether ad tech partners have deleted any Grindr user data. On August 3, 2022, Grindr, provided Datatilsynet with evidence documenting the Company standard practice of directing terminated ad tech partners to delete any remaining Grindr user data they may have. On November 24, 2022, Grindr and Kunlun entered into an escrow agreement providing for Grindr's potential access to $6,500 of funding in the event Grindr's appeal fails and Grindr is required to pay the fine. On December 7, 2022, Datatilsynet upheld the reduced administrative fine against the Company and sent its decision to the Norwegian Privacy Board for review. On February 10, 2023, Grindr submitted its response and Datatilsynet is currently continuing the process of the appeal of the administrative fine before the Privacy Board. On March 8, 2023, Grindr received notice of the Norwegian Consumer Council's submission of comments, which reiterated the same argument as previous filings. Grindr has submitted its response to these comments for the Privacy Review Board's consideration. Grindr is not aware when the review by the Norwegian Privacy Board will be completed. It is too early to determine the probability of there being any further proceedings, the outcome of any such proceedings, and whether such proceedings may have a material adverse effect on the Company’s business, including because of the uncertainty of (i) the ultimate amount of the fine imposed, and (ii) whether Grindr may determine to appeal or further contest the fine. As a result, an estimate of the ultimate loss cannot be made at this time. It is at least reasonably possible that a change in the administrative fine may occur in the near term.
In December 2020, Grindr was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr violated users’ privacy by sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California law, including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. In June 2021, the petitioner attempted service of the statement of claims and the associated filings (all in translated form as required under applicable law) on Grindr. In November 2021, Grindr filed an initial response to the plaintiff’s Statement of Claim challenging the effectiveness of service. The plaintiff then filed opposition to Grindr’s service-related motion, raising a series of technical challenges. During the Israeli court hearing in January 2022, the Israeli court directed the plaintiff to start the service process from the beginning by seeking court permission to pursue international service on Grindr. On February 8, 2022, the Court formally permitted the Plaintiff, in ex parte, to serve the Company outside the jurisdiction. On March 30, 2022, Grindr received a package via U.S. Mail with the case documents. Grindr’s local Israeli counsel is preparing a motion seeking the court’s preliminary ruling on the question of applicable law. On July 5, 2022, the Company filed a motion to determine the governing law. On December 22, 2022, Grindr filed its response over the class certification, which included both employee and expert opinions. Grindr believes that the claims lack merit, and it continues to consider and evaluate an appropriate response. At this time, this matter remains in its nascent stages, and it is too early to determine the likely outcome of this proceeding or whether the proceeding may ultimately have a material adverse effect on the Company’s business, including because of the uncertainty of (i) whether Grindr will incur a loss, (ii) if a loss is incurred, what the amount of that loss may be, and (iii) whether Grindr may determine to appeal or further contest the loss.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
15.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
On May 12, 2023, the Company, Fortress Credit Corp., Grindr Gap LLC, the Borrower and the other credit parties and lenders party thereto entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”) pursuant to which the Company and Grindr Group LLC, a direct subsidiary of the Company (“Grindr Group”) became guarantors of the borrowings under the Credit Agreement and have pledged certain of each entity’s assets as collateral. Also pursuant to the Fourth Amendment, the Company and Grindr Group became subject to the covenants under the Credit Agreement and the Company replaced Grindr Gap LLC as the reporting entity under the Credit Agreement. The Company is additionally required to furnish financial information to the lender based on the Company's consolidated financial information including the liquidity calculation and financial covenant certification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to the unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements.”
Overview
Grindr Inc. (“Grindr” or the “Company”) is the world’s largest social network focused on the LGBTQ community with approximately 12.8 million MAUs (as defined below) and approximately 866 thousand Paying Users (as defined below) for the three months ended March 31, 2023. According to the Frost & Sullivan study commissioned by Grindr in 2021, Grindr is the largest and most popular gay mobile app in the world, with more MAUs than any other LGBTQ social networking applications. Our mission is to connect queer people with one another and the world. Since our inception in 2009 as a casual dating app for gay men, we have evolved into a global LGBTQ social network platform serving and addressing the needs of the entire LGBTQ queer community. We believe Grindr is a vital utility for the LGBTQ community and our users, as evidenced by our user engagement. Our users are some of the most engaged, spending, on average, 61 minutes per day on our platform for the three months ended March 31, 2023 compared to 10-20 minutes on dating apps, according to the Frost & Sullivan Study commissioned by Grindr, and 25-35 minutes on social networking apps, according to Statista.
We have grown significantly over the years since our product launch. For the three months ended March 31, 2023 and 2022, we generated $55.8 million and $43.5 million of revenue, respectively, representing a year-over-year growth of 28.3%. We had over 866 thousand Paying Users for the three months ended March 31, 2023 representing a year-over-year growth of 19.6% as compared to the same period in 2022. We have users in over 190 countries or territories and support 21 languages on our platform. On average, profiles on our platform sent over 317.7 and 294.1 million daily messages for the three months ended March 31, 2023 and 2022, respectively.
The Grindr mobile application ("Grindr App") is free to download and provides certain services and features to Grindr's users for free, and then offers a variety of additional controls and features for users who subscribe to our premium products and services, Grindr XTRA and Grindr Unlimited. A substantial portion of our revenues are derived directly from users in the form of recurring subscription fees, providing our users access to a bundle of features for the period of their subscription, or in the form of add-ons to access premium features. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the LGBTQ social networking space, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which we derived 85.0% and 87.8% of our total revenues for the three months ended March 31, 2023 and 2022, respectively. We intend to grow our user base and revenues by providing innovative and customized products and services to users in targeted geographic regions outside of our current core markets that have a large number of untapped potential users, favorable regulatory environments, and fast-growing economies.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate revenues from both first-party and third-party advertising. We provide advertisers with the unique opportunity to directly target and reach the LGBTQ community, which is characterized by a higher-than-average proportion of well-educated, brand-conscious individuals with substantial aggregate global purchasing power. Advertisers on our Grindr App span across many different industries, including healthcare, gaming, travel, automotive, and consumer goods. We offer our advertisers a diverse range of initiatives, such as in-app banners, full-screen interstitials, and other customized units, typically sold on an impressions basis. Additionally, we contract with a variety of third-party advertisement sales platforms to market and sell digital and mobile advertising inventory on our Grindr App. We will continue to evaluate opportunities to increase inventory with unique advertising units and offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results for the Three months ended March 31, 2023 and 2022
For the three months ended March 31, 2023 and 2022, we generated:
•Revenues of $55.8 million and $43.5 million, respectively. The increase was $12.3 million, or 28.3%.
•Net (loss) income of $(32.9) million and $4.5 million, respectively. The decrease was $37.4 million, or 831.1%.
•Adjusted EBITDA of $22.0 million and $20.2 million, respectively. The increase was $1.8 million, or 8.9%.
The Business Combination and Public Company Costs
On May 9, 2022, Grindr, Tiga Acquisition Corp. (“Tiga”) and Tiga Merger Sub LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Merger Sub I”) entered into that certain Agreement and Plan of Merger (the “Original Merger Agreement”), as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of October 5, 2022, by and among Grindr, Tiga, Merger Sub I and Tiga Merger Sub II LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Merger Sub II”) (together with the Original Merger Agreement, the “Merger Agreement”) pursuant to which Grindr was merged with and into Merger Sub I, with Grindr as the surviving entity and a wholly owned subsidiary of Tiga (the “First Merger”), and promptly afterwards and as part of the same overall transaction as the First Merger, the merger of such surviving company with and into Merger Sub II, with Merger Sub II being the surviving entity and a wholly owned subsidiary of Tiga (the “Second Merger”), in accordance with the terms and conditions of the Merger Agreement. The transaction was completed on November 18, 2022 (the “Business Combination”). Grindr was deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Grindr’s condensed consolidated financial statements for previous periods will be disclosed in Grindr’s future periodic reports filed with the SEC.
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
As a consequence of the Business Combination, Grindr became the successor to an SEC-registered and NYSE-listed company, which required Grindr to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Grindr has incurred and expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. The Company is classified as an Emerging Growth Company, as defined under the Jumpstart Our Business Act (the “Jobs Act”), which was enacted on April 5, 2012. As a result of the Business Combination, the Company is provided certain disclosure and regulatory relief, provided by the SEC, as an Emerging Growth Company and Smaller Reporting Company.
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
Direct Revenue is driven by our subscription revenue and premium add-ons. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. Our subscription revenue has grown through organic user acquisition and the viral network effects enabled by our brand and market position. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr App. Many of our users choose to pay for premium features and functionalities, such as access to more user profiles, ad-free environments, advanced filters, unlimited blocks and favorites,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
and the ability to send multiple photos at the same time, to enhance their user experience through our subscription products. Additionally, we offer premium add-on on a pay-per-use, or à la carte, basis. By continuously introducing new premium features into our subscription offering and unique premium add-on, we continue to increase our Paying Users and average revenue per paying user. For the three months ended March 31, 2023 and 2022, our Direct Revenue accounted for 86.2% and 83.6% of our total revenue, respectively.
Indirect Revenue primarily consists of revenue generated by third parties who pay us for access to our users, including advertising, partnerships, merchandise, and other non-direct revenue. Our advertising revenue stream provides advertisers with the unique opportunity to directly target and reach the LGBTQ community, which generally consists of well-educated individuals with significant global purchasing power. We have attracted advertisers from a diverse array of industries, including healthcare, gaming, travel, automotive, and consumer goods. We offer a diverse range of advertising initiatives to advertisers, such as in-app banners, full-screen interstitials, rewarded video, and other customized units, typically on a CPM basis. We contract with a variety of third-party ad platforms to market and sell digital and mobile advertising inventory on our Grindr App. In exchange for facilitating the advertising process, we pay the relevant third-party ad platform a share of the revenue derived from the advertisements they place on the Grindr App. We intend to continue to grow our Indirect Revenue through advertising, partnerships, merchandise, and other non-direct initiatives.
Operating and Financial Metrics

	Three Months Ended March 31,
(in thousands, except ARPPU and ARPU)	2023	2022
Key Operating Metrics
Paying Users	866	724
Average Direct Revenue per Paying User ("ARPPU")	$18.52	$16.76
Monthly Active Users ("MAUs")	12,826	11,806
Average Total Revenue per User ("ARPU")	$1.45	$1.23

	Three Months Ended March 31,
($ in thousands)	2023	2022
Key Financial and Non-GAAP Metrics(1)
Revenue	$55,809	$43,530
Direct revenue	$48,126	$36,398
Indirect revenue	$7,683	$7,132
Net (loss) income	$(32,899)	$4,501
Net (loss) income margin	(58.9)%	10.3%
Adjusted EBITDA	$21,999	$20,159
Adjusted EBITDA margin	39.4%	46.3%
Net cash provided by operating activities	$8,501	$13,962
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net (loss) income to Adjusted EBITDA and Adjusted EBITDA Margin.
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
Non-GAAP Profitability
We use net (loss) income and net cash provided by operating activities to assess our profitability and liquidity, respectively. In addition to net (loss) income and net cash provided by operating activities, we use Adjusted EBITDA, which is a non-GAAP measure of profitability.
We define Adjusted EBITDA as net (loss) income excluding income tax provision, interest expense, net of interest income from the related party loan to Catapult GP II, depreciation and amortization, stock-based compensation expense, and non-core expenses/losses (gains). Non-core expenses/losses (gains) include transaction-related costs, litigation-related costs, management fees, change in fair value of warrant liability and other expense, which includes asset impairments. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA and Adjusted EBITDA Margin are key measures we use to assess our financial performance and are also used for internal planning and forecasting purposes. We believe Adjusted EBITDA and Adjusted EBITDA Margin are helpful to investors, analysts, and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods. In addition, these measures are frequently used by analysts, investors, and other interested parties to evaluate and assess performance.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net (loss) income to Adjusted EBITDA and Adjusted EBITDA Margin.
Key Factors Affecting our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022.
Growth in User Base and Paying Users
We acquire new users through investments in marketing and brand as well as through word of mouth from existing users and others. We convert these users to Paying Users by introducing premium features which maximize the probability of developing meaningful connections, improve the user experience, and provide more control. For the three months ended March 31, 2023 and 2022, we had approximately 866 thousand and 724 thousand Paying Users, respectively, representing an increase of 19.6% period over period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or in-app offerings. As we scale and our community grows larger, we are able to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our brand awareness and increases conversion to one of our paid products and services. Our revenue growth primarily depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
Expansion into New Geographic Markets
We are focused on growing our platform globally, including through entering new markets and investing in under-penetrated markets. Expanding into new geographies will require increased costs related to marketing, as well as localization of product features and services. Potential risks to our expansion into new geographies will include competition and compliance with foreign laws and regulations. As we expand into certain new geographies, we may see an

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
increase in users who prefer to access premium features through our add-on options rather than through our paid subscription packages, which could impact our ARPPU. We may also see a lower propensity for users to pay as we enter certain new markets with additional competitors and cost and revenue profiles.
Growth in ARPPU
We have developed a sophisticated understanding of the value our users derive from becoming Paying Users on our platform. We continually develop new monetization features and improve existing features in order to increase adoption of premium add-ons and our subscription programs. Many variables will impact our ARPPU, including the product mix, the geographic mix, and the mix between subscription and add-on revenue. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates change, translation of the statements of operations into U.S. dollars could negatively impact revenue and distort year-over-year comparability of operating results. To the extent our ARPPU growth slows, our revenue growth will become increasingly dependent on our ability to increase our Paying Users.
Investing in Growth While Driving Long-Term Profitability
Key investment areas for our platform include machine learning capabilities, including continually improving our technology; features that prioritize security and privacy; and new offerings that add incremental value to Paying Users.
Attracting and Retaining Talent
Our business relies on our ability to attract and retain our talent, including engineers, data scientists, product designers and product developers. As of March 31, 2023, we had 188 full-time employees; of which, approximately 59.0% work in engineering and product development. We believe that people want to work at a company that has purpose and aligns with their personal values, and therefore our ability to recruit talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
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
Seasonal variability and general advertising demand. Our ability to maintain consistently high advertiser demand for our platform can be affected by seasonal trends and temporary trends in advertisers’ appetites to engage with our users or our brand. For example, events that result in temporary positive or negative publicity for our company (even if unfounded) may play a significant role in our advertisers’ desire to continue to advertise on our platform. Further, general economic conditions may lead to changes in advertising spending in general, which could have a significant impact on our results of operations. Such fluctuations in advertising demand are often unpredictable and likely temporary, but could have a significant impact on the financial condition of our business.
International market pricing and changes in foreign exchange rates. The Grindr App has MAUs in over 190 countries and territories. Our international revenues represented 40.4% and 36.1% of total revenue for the three months ended March 31, 2023 and 2022, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenues in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.

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
Direct Revenues. Direct Revenues are reported gross of fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers and therefore, we act as the principal. Our subscription revenues are generated through the sale of monthly subscriptions that are currently offered in one, three, six and twelve-month subscription periods. Subscribers pay in advance, primarily through third party platforms, including iTunes, Google Play, and Stripe, according to our terms and conditions. Subscription revenues, net of taxes and chargebacks, are recognized ratably over the term of the subscription.
Indirect Revenues. Indirect Revenues primarily consists of revenue generated by third parties who pay us for access to our users, including advertising, partnerships, and merchandise.
Our advertising operations provide advertisers with the unique opportunity to directly target and reach the LGBTQ community, which generally consists of well-educated individuals with significant global purchasing power. We have attracted advertisers from a diverse array of industries, including healthcare, gaming, travel, automotive, and consumer goods. We offer a diverse range of advertising initiatives to advertisers, such as in-app banners, full-screen interstitials, rewarded video, and other customized units, typically on a CPM basis. We contract with a variety of third-party ad platforms to market and sell digital and mobile advertising inventory on our Grindr App. In exchange for facilitating the advertising process, we pay the relevant third-party ad platform a share of the revenue derived from the advertisements they place on the Grindr App.
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
Depreciation and Amortization. Depreciation is primarily related to computers, equipment, furniture, fixtures, and leasehold improvements. Amortization is primarily related to capitalized software, acquired definite-lived intangible assets (customer relationships, technology, etc.) as well as trademarks, patents, and copyrights.
Other (Expense) Income
Interest (Expense) Income, Net. Interest (expense) income, net consists of interest income received on related party loans and interest expense incurred in connection with our long-term debt.
Other (Expense) Income, Net. Other (expense) income, net consists of realized exchange rate gains or losses and unrealized exchange rate gains or losses.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability represents the change in fair value of our public and private warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Tax Provision
Income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Foreign jurisdictions have different statutory tax rates than the United States. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
($ in thousands)	2023	% of Total Revenue	2022	% of Total Revenue
Consolidated Statements of Operations and Comprehensive Income (Loss)
Revenue	$55,809	100.0%	$43,530	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,815	26.5%	11,701	26.9%
Selling, general and administrative expense	18,945	33.9%	10,378	23.8%
Product development expense	5,506	9.9%	3,647	8.4%
Depreciation and amortization	7,952	14.2%	9,026	20.7%
Total operating costs and expenses	47,218	84.6%	34,752	79.8%
Income from operations	8,591	15.4%	8,778	20.2%
Other expense
Interest expense, net	(10,793)	-19.3%	(2,956)	-6.8%
Other income (expense), net	123	0.2%	(68)	-0.2%
Change in fair value of warrant liability	(15,317)	-27.4%	—	—%
Total other expense	(25,987)	-46.6%	(3,024)	-6.9%
Net (loss) income before income tax	(17,396)	-31.2%	5,754	13.2%
Income tax provision	15,503	27.8%	1,253	2.9%
Net (loss) income and comprehensive (loss) income	$(32,899)	-58.9%	$4,501	10.3%
Net (loss) income per share:	$(0.19)		$0.03
Revenues
Revenues for the three months ended March 31, 2023 and 2022 were $55.8 million and $43.5 million, respectively. The $12.3 million increase, or 28.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to an increase in Direct Revenue of $11.7 million, or 32.1%, from $36.4 million to $48.1 million. The increase in Direct Revenue was driven by both an increase in ARPPU and Paying Users. ARPPU increased by 10.5%, or $1.76, to $18.52 for the three months ended March 31, 2023, from $16.76 for the three months ended March 31, 2022. Our ARPPU increased as a result of improved product mix with higher-priced subscription products and an increase in à la carte purchases. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and durations. For the three months ended March 31, 2023 and 2022, Paying Users increased by 142 thousand from approximately 724 thousand to approximately 866 thousand, as we increased Paying User penetration of our overall user base as a result of launching new premium add-ons and features to drive greater subscription conversion. The increase in Indirect Revenue was primarily driven by year-over-year growth in advertising revenue due to an increase in the number of our advertising partners as of March 31, 2023 as compared to March 31, 2022.
For the three months ended March 31, 2023 and 2022, revenues from operations in the United States increased by $5.4 million, or 19.5%. During this same period, revenues from operations in the United Kingdom increased by $0.9 million, or 27.7%, and revenues from operations in the remainder of the world increased by $5.9 million, or 47.8%. The reasons for these changes are consistent with revenue changes previously noted.
Cost of revenue
Cost of revenue for the three months ended March 31, 2023 and 2022 was $14.8 million and $11.7 million, respectively. The $3.1 million increase, or 26.5%, was primarily due to growth in distribution fees (consistent with direct

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
revenue growth) of $2.4 million, and increased infrastructure costs associated with our primary information systems vendors of $0.6 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2023 and 2022 was $18.9 million and $10.4 million, respectively. The $8.5 million increase, or 81.7%, was primarily due to increases in stock-based compensation expense of $2.5 million, full-time employee-related expenses associated with headcount growth of $1.8 million, and spending for outside service fees for audit, tax, legal, recruiting, and other consulting services of $2.8 million. The remaining increase was also due to higher branding and marketing costs, as well as other general and administrative expenses, such as general liability insurance, office software, and business travel and entertainment.
Product development expense
Product development expense for the three months ended March 31, 2023 and 2022 was $5.5 million and $3.6 million, respectively. The $1.9 million increase, or 52.8%, was primarily due to increased full-time employee-related expenses primarily associated with headcount growth.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2023 and 2022 was $8.0 million and $9.0 million, respectively. The $1.0 million decrease, or 11.1%, was primarily due to acquired intangibles amortization from our acquisition in June 2020 for which certain intangible assets were amortized under an accelerated amortization schedule, with higher amounts expensed in 2022.
Interest expense, net
Interest expense, net for the three months ended March 31, 2023 and 2022 was $10.8 million and $3.0 million, respectively. The $7.8 million increase, or 260.0%, was primarily due to increased interest expense relating primarily to higher principal balances and a higher interest rate under our credit agreement. Interest expense including the amortization of debt issuance costs related to the credit agreement for the three months ended March 31, 2023 and 2022 was $11.2 million and $3.6 million, respectively. This was partially offset by the interest income from the related party loan to Catapult GP II, which for the three months ended March 31, 2023 and 2022 was $0.7 million and $0.3 million, respectively. See Note 4 and Note 6 to the unaudited condensed consolidated financial statements for additional information included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other income (expense), net for the three months ended March 31, 2023 and 2022 was $0.1 million and $(0.1) million, respectively.
Change in fair value of warrant liability
Change in fair value of warrant liability represents the change in the fair value of our Warrants between measurement dates. The Warrants remained unexercised and were remeasured to fair value of $33.3 million as of March 31, 2023, resulting in a loss of $15.3 million for the three months ended March 31, 2023 recognized in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
Income tax provision
Income tax provision for the three months ended March 31, 2023 and 2022 was $15.5 million and $1.3 million, respectively. The $14.2 million increase, or 1,092.3%, was primarily due to the tax effect on the change in fair value of warrant liability, the change in valuation allowance and nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit.
Our effective tax rates in fiscal 2023 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net (loss) income
Net (loss) income for the three months ended March 31, 2023 and 2022 was $(32.9) million and $4.5 million, respectively. Net (loss) income decreased by $37.4 million for the reasons explained above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use Adjusted EBITDA, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
Adjusted EBITDA
The primary financial measure we use is Adjusted EBITDA. EBITDA is defined as net (loss) income, before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as net (loss) income excluding income tax provision, interest expense, net of interest income from the related party loan to Catapult GP II, depreciation and amortization, stock-based compensation expense and non-core expenses/losses (gains), including transaction-related costs, litigation-related costs, management fees, change in fair value of warrant liability and other expense, which includes asset impairments. Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. We exclude the above items as some are non-cash in nature, and others are non-recurring that they may not be representative of normal operating results. This non-GAAP financial measure adjusts for the impact of items that we do not consider indicative of the operational performance of our business. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP.
Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

The following table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Reconciliation of net income to adjusted EBITDA
Net (loss) income	$(32,899)	$4,501
Interest expense, net	10,793	2,956
Income tax provision	15,503	1,253
Depreciation and amortization	7,952	9,026
Transaction-related costs (1)	—	7
Litigation related costs (2)	1,211	1,504
Stock-based compensation expense	3,341	734
Management fees (3)	—	178
Change in fair value of warrant liability (4)	15,317	—
Other expense (5)	781	—
Adjusted EBITDA	$21,999	$20,159
Revenue	$55,809	$43,530
Adjusted EBITDA Margin	39.4%	46.3%
_________________
(1)Transaction-related costs consist of legal, tax, accounting, consulting, and other professional fees related to the Business Combination and other potential acquisitions, that are non-recurring in nature.
(2)Litigation related costs primarily represent external legal fees associated with the outstanding litigation or regulatory matters such as the potential Datatilsynet fine or the CFIUS review of the Business Combination, which are unrelated to Grindr’s core ongoing business operations.
(3)Management fees represent administrative costs associated with San Vicente Holdings LLC's ("SVE") administrative role in managing financial relationships and providing directive on strategic and operational decisions, which ceased to continue after the Business Combination.
(4)Change in fair value of warrant liability relates to our warrants that were remeasured to fair value resulting in a loss of $15.3 million for the three months ended March 31, 2023.
(5)Other expense primarily represents costs incurred from reorganization events that are unrelated to Grindr's core ongoing business operations, including severance and employment related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the three months ended March 31, 2023 and 2022, Adjusted EBITDA increased by $1.8 million, or 8.9%, which was primarily due to an increase in revenue, partially offset by higher operating expenses (excluding one-time, non-recurring, and other expenses, as outlined in the Adjusted EBITDA definition).
Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2023 and 2022
The following table summarizes our total cash and cash equivalents:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash, and cash equivalents, including restricted cash (as of the end of period)	$35,229	$29,176
Net cash provided by (used in):
Operating activities	$8,501	$13,962
Investing activities	(1,493)	(1,115)
Financing activities	18,104	(841)
Net change in cash and cash equivalents	$25,112	$12,006
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
During the three months ended March 31, 2023, our operations provided $8.5 million of cash, which was primarily attributable to net loss of $32.9 million, an increase of $8.0 million in depreciation and amortization, an increase of $15.3 million in the fair value change in warrant liability and an increase of $1.8 million in other non-cash adjustments. Cash flows provided by operating activities were further attributable to an increase of $16.3 million from changes in operating assets and liabilities.
During the three months ended March 31, 2022, our operations provided $14.0 million of cash, which was primarily attributable to net (loss) income of $4.5 million, an increase of $9.0 million in depreciation and amortization and an increase of $0.8 million in other non-cash adjustments. Cash flows provided by operating activities were further attributable to a decrease of $1.2 million from changes in operating assets and liabilities.
Cash flows used in investing activities
Net cash used in investing activities for the three months ended March 31, 2023 consisted primarily of additions to capitalized software of $1.5 million.
Net cash used in investing activities for the three months ended March 31, 2022 consisted primarily of additions to capitalized software of $1.0 million.
We expect our capital investments to increase over time as we further enhance our platform and product. However, historically, this has not been significant, as it has primarily comprised of capitalization of engineering labor costs and computer hardware costs for employees. Other increases could come from potential acquisitions or other platform extensions.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities for the three months ended March 31, 2023 consisted of consisted of $19.4 million in proceeds from repayment of a promissory note to a member and related interest (see Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information), $1.0 million in proceeds from the exercise of employee stock options and $1.1 million related to the principal paydown of our long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net cash used in financing activities for the three months ended March 31, 2022 consisted of $0.1 million in proceeds from exercise of employee stock options, $1.0 million related to the principal paydown of our long-term debt.
Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, a senior secured credit facility, and the private sales of equity securities.
To the extent existing cash and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to existing stockholders. We may enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.

Financing Arrangements
As of March 31, 2023, we had cash and cash equivalents of $33.8 million. We believe that our cash and cash equivalents, cash flows generated by operations and borrowings under our senior secured credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows generated by operations and available funds from our cash and cash equivalents. However, this determination is based upon internal projections and is subject to changes in market and business conditions.
Fortress Credit Corp. Loan
On June 10, 2020, Grindr Gap LLC (f/k/a San Vicente Gap LLC), Grindr Capital LLC (f/k/a San Vicente Capital LLC) (the “Borrower”), Fortress Credit Corp. (“Fortress”) and the other credit parties and lenders party thereto entered into a credit agreement (the “Credit Agreement”), which permitted the Borrower to borrow up to $192.0 million through a senior secured credit facility (the "Initial Term Loan"). The full amount of $192.0 million was drawn on June 10, 2020. When amounts are repaid, they may not be reborrowed. The Borrower, Fortress and the other credit parties and lenders entered into Amendment No. 2 to the Credit Agreement on June 13, 2022, which permitted the Borrower to borrow an additional $60.0 million through several supplemental term loans (the “Supplemental Term Loans”). The full amount of the Supplemental Term Loans was drawn on June 13, 2022. Amounts paid or repaid in respect of the Supplemental Term Loans may not be reborrowed. Concurrently with entering into Amendment No. 3 to the Credit Agreement, the aggregate remaining principal balance on the Initial Term Loan and Supplemental Term Loans, totaled $197.9 million, and was split into two separate term loans, of which $30.9 million is scheduled to mature on June 10, 2025 and $167.0 million is scheduled to mature on November 14, 2027.
The Borrower, Fortress and the other credit parties and lenders entered into Amendment No. 3 to the Credit Agreement on November 14, 2022, which permitted the Borrower to borrow an additional $170.8 million through several supplemental term loans (the “Supplemental Term Loans II”). The full amount of the Supplemental Term Loans II was drawn on November 14, 2022 (in the amount of $140.8 million) and November 17, 2022 (in the amount of $30.0 million). The maturity date for the $140.8 million loan is November 14, 2027 and the maturity date for the $30.0 million loan is May 17, 2024.
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
See Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Contractual obligations and other uses of cash
Our principal commitments have not materially changed from our Annual Report on Form 10-K for the year ended December 31, 2022, which consist of obligations under the Credit Agreement and operating leases for office space. See Note 6 and Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued and Adopted Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting identified previously, which continues to exist as of March 31, 2023, as discussed below.
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
Since December 31, 2022, we have implemented or have begun to implement the following ongoing actions to remediate the material weakness described above:
•hired a chief accounting officer and continue to hire additional personnel to bolster our accounting capabilities and capacity;
•design and implement appropriate modules in our financial systems to automate manual reconciliations and calculations; and
•evaluate, design and implement the internal controls and procedures with respect to the closing process, including the measures stated above to automate manual reconciliation and calculation in order to limit human judgment and clerical errors and enhance adequacy of reviews to assure timely and accurate financial reporting.
Changes in Internal Control over Financial Reporting
Other than the remediation measures discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various claims, lawsuits, government investigations, settlements and proceedings relating to our operations. Although the results of the claims, lawsuits, government investigations, and proceedings in which we are involved cannot be predicted with certainty, we do not believe the final outcome of certain matters will have a material adverse effect on our business, financial condition, or results of operations, other than those proceedings for which it is too early to determine the materiality and probability of outcome. Information relating to various commitments and contingencies is described in Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on this 15th day of May, 2023.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)