Form 10-Q
period 2023-06-30
Grindr Inc.
filed 2023-08-14
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 174,066,386 shares of common stock outstanding as of August 7, 2023.

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
•the effects of the ongoing coronavirus (“COVID-19”) pandemic, or other infectious diseases, health epidemics, pandemics and natural disasters on our business;
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$22,091	$8,725
Accounts receivable, net of allowance of $1,258 and $336, respectively	30,753	22,435
Prepaid expenses	6,117	7,622
Deferred charges	3,651	3,652
Other current assets	408	750
Total current assets	63,020	43,184
Restricted cash	1,392	1,392
Property and equipment, net	1,728	2,021
Capitalized software development costs, net	7,994	7,385
Intangible assets, net	90,766	104,544
Goodwill	275,703	275,703
Right-of-use assets	3,966	4,535
Other assets	140	64
Total assets	$444,709	$438,828
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,294	$5,435
Accrued expenses and other current liabilities	21,590	15,681
Current maturities of long-term debt, net	22,377	22,152
Deferred revenue	18,569	18,586
Total current liabilities	65,830	61,854
Long-term debt, net	320,551	338,476
Warrant liability	26,152	17,933
Lease liability	2,977	3,658
Deferred tax liability	7,615	12,528
Other non-current liabilities	787	327
Total liabilities	423,912	434,776
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 174,053,659 and 173,524,360 shares issued; 174,053,659 and 173,524,360 shares outstanding at June 30, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	36,391	9,078
Accumulated deficit	(15,611)	(5,043)
Total stockholders’ equity	20,797	4,052
Total liabilities and stockholders’ equity	$444,709	$438,828
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)
(in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$61,538	$46,555	$117,347	$90,085
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,110	12,102	30,925	23,803
Selling, general and administrative expense	17,158	23,234	36,103	33,612
Product development expense	6,200	4,175	11,706	7,822
Depreciation and amortization	8,140	9,092	16,092	18,118
Total operating expenses	47,608	48,603	94,826	83,355
Income (loss) from operations	13,930	(2,048)	22,521	6,730
Other expense
Interest expense, net	(12,917)	(3,256)	(23,710)	(6,212)
Other income (expense), net	169	2	292	(66)
Change in fair value of warrant liability	7,098	—	(8,219)	—
Total other expense	(5,650)	(3,254)	(31,637)	(6,278)
Net income (loss) before income tax	8,280	(5,302)	(9,116)	452
Income tax (benefit) provision	(14,051)	(1,000)	1,452	253
Net income (loss) and comprehensive income (loss)	$22,331	$(4,302)	$(10,568)	$199
Net income (loss) per share:
Basic	$0.13	$(0.03)	$(0.06)	$—
Diluted	$0.13	$(0.03)	$(0.06)	$—
Weighted-average shares outstanding:
Basic	173,896,490	155,681,830	173,749,027	155,624,369
Diluted	174,380,412	155,681,830	173,749,027	156,657,212
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Series Y Preferred Units (Par value $0.00001)		Series X Ordinary Units (Par value $0.00001)		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021, as previously reported	—	$—	—	$—	—	$—	110,867,483	$1	$269,131	$(5,895)	$263,237
Retroactive application of recapitalization	—	—	155,541,074	16	—	—	(110,867,483)	(1)	(15)	—	—
Balance at December 31, 2021, after effect of reverse recapitalization	—	—	155,541,074	16	—	—	—	—	269,116	(5,895)	263,237
Net income	—	—	—	—	—	—	—	—	—	4,501	4,501
Interest on the promissory note to a member	—	—	—	—	—	—	—	—	(741)	—	(741)
Related party unit-based compensation	—	—	—	—	—	—	—	—	349	—	349
Stock-based compensation	—	—	—	—	—	—	—	—	414	—	414
Exercise of stock options	—	—	37,086	—	—	—	—	—	119	—	119
Balance at March 31, 2022	—	$—	155,578,160	$16	—	$—	—	$—	$269,257	$(1,394)	$267,879
Net loss	—	—	—	—	—	—	—	—	—	(4,302)	(4,302)
Member distributions	—	—	—	—	—	—	—	—	(83,313)	—	(83,313)
Interest on promissory note to a member	—	—	—	—	—	—	—	—	(746)	—	(746)
Repayment of promissory note to member	—	—	—	—	—	—	—	—	427	—	427
Payment of interest on promissory note to member	—	—	—	—	—	—	—	—	3,362	—	3,362
Exercise of stock options	—	—	270,820	—	—	—	—	—	906	—	906
Contribution from member - related party unit-based comp	—	—	—	—	—	—	—	—	12,598	—	12,598
Unit-based compensation expense	—	—	—	—	—	—	—	—	360	—	360
Balance at June 30, 2022	—	—	155,848,980	16	—	—	—	—	202,851	(5,696)	197,171

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	173,524,360	$17	$9,078	$(5,043)	$4,052
Net loss	—	—	—	—	—	(32,899)	(32,899)
Interest on the promissory note to a member	—	—	—	—	(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—	18,833	—	18,833
Payment of interest on promissory note to a member	—	—	—	—	520	—	520
Stock-based compensation	—	—	—	—	3,126	—	3,126
Vested restricted stock units	—	—	21,875	—	—	—	—
Exercise of stock options	—	—	296,477	—	1,010	—	1,010
Balance at March 31, 2023	—	$—	173,842,712	$17	$32,285	$(37,942)	$(5,640)
Net income	—	—	—	—	—	22,331	22,331
Stock-based compensation	—	—	—	—	3,432	—	3,432
Vested restricted stock units	—	—	21,875	—	—	—	—
Exercise of stock options	—	—	189,072	—	674	—	674
Balance at June 30, 2023	—	—	174,053,659	$17	$36,391	$(15,611)	$20,797

See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net (loss) income	$(10,568)	$199
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	6,946	13,667
Change in fair value of warrant liability	8,219	—
Amortization of debt issuance costs	1,003	456
Interest income on promissory note from member	(282)	(1,487)
Depreciation and amortization	16,092	18,118
Provision for expected credit losses/doubtful accounts	923	286
Deferred income taxes	(4,913)	(2,570)
Non-cash lease expense	569	511
Changes in operating assets and liabilities:
Accounts receivable	(9,241)	1,620
Prepaid expenses and deferred charges	1,506	(697)
Other current assets	342	(3,611)
Other assets	(76)	(40)
Accounts payable	(939)	1,769
Accrued expenses and other current liabilities	5,909	2,054
Deferred revenue	(17)	(1,085)
Lease liability	(681)	(1,354)
Other liabilities	(9)	—
Net cash provided by operating activities	14,783	27,836
Investing activities
Purchase of property and equipment	$(95)	$(251)
Additions to capitalized software	(2,480)	(1,925)
Net cash used in investing activities	$(2,575)	$(2,176)
Financing activities
Transaction costs paid in connection with the Business Combination	$(1,196)	$—
Proceeds from the repayment of promissory note to a member including interest	19,353	—
Proceeds from exercise of stock options	1,704	1,025
Distributions paid	—	(75,000)
Proceeds of issuance of debt	—	60,000
Principal payment on debt	(18,703)	(960)
Payment of debt issuance costs	—	(955)
Net cash provided by (used in) financing activities	$1,158	$(15,890)
Net increase in cash, cash equivalents and restricted cash	13,366	9,770
Cash, cash equivalents and restricted cash, beginning of the period	10,117	17,170
Cash, cash equivalents and restricted cash, end of the period	$23,483	$26,940
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	22,091	25,548
Restricted cash	1,392	1,392
Cash, cash equivalents and restricted cash	$23,483	$26,940
Supplemental disclosure of cash flow information:
Cash interest paid	$23,243	$6,941
Income taxes paid	$1,063	$235
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
Grindr was originally incorporated in the Cayman Islands on July 27, 2020 under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities. On May 9, 2022, Grindr Group LLC (“Grindr Group”) and its subsidiaries (“Legacy Grindr”) entered into an Agreement and Plan of Merger (as amended on October 5, 2022, the “Merger Agreement”) with Tiga, in which Grindr Group would become a wholly owned subsidiary of Tiga (the “Business Combination”). On November 17, 2022, Tiga was redomiciled to the United States. Upon the closing of the Business Combination on November 18, 2022 (the “Closing”), Tiga was renamed to “Grindr Inc.”
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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2022. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

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
The accounts receivable balances, net of allowances, were $30,753 and $22,435 as of June 30, 2023 and December 31, 2022, respectively. The opening balance of accounts receivable, net of allowances, was $17,885 as of January 1, 2022.
Contract Liabilities
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue ratably over the terms of the applicable subscription period or expected completion of the performance obligation which range from one to twelve months. The deferred revenue balances were $18,569 and $18,586 as of June 30, 2023 and December 31, 2022, respectively. The opening balance of deferred revenue was $20,077 as of January 1, 2022.
For the three and six months ended June 30, 2023, the Company recognized $3,748 and $16,877 of revenue, respectively that was included in the deferred revenue balance as of December 31, 2022. For the three and six months ended June 30, 2022, the Company recognized $4,000 and $16,442, respectively of revenue that was included in the deferred revenue balance as of December 31, 2021.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct revenue	$53,185	$38,757	$101,311	$75,155
Indirect revenue	8,353	7,798	16,036	14,930
	$61,538	$46,555	$117,347	$90,085

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$36,137	$28,938	$69,373	$56,749
United Kingdom	4,859	3,441	9,026	6,705
Rest of the world	20,542	14,176	38,948	26,631
	$61,538	$46,555	$117,347	$90,085
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
3.Other Current Assets
Other current assets consist of the following:

	June 30, 2023	December 31, 2022
Cloud computing arrangements implementation costs	$391	$624
Other current assets	17	126
	$408	$750
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
The Note, including interest, was fully paid in the first quarter of 2023. The total amount outstanding on the Note, including interest, was zero and $19,071 as of June 30, 2023 and December 31, 2022, respectively. The Note and the related accrued interest were reflected as a reduction to equity in the condensed consolidated statements of stockholders’ equity.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Income and other taxes payable	$10,489	$5,360
Interest payable	2,577	2,444
Employee compensation and benefits	3,136	813
Accrued legal expense	1,050	1,308
CEO make-whole bonus	846	1,200
Lease liability	1,148	1,050
Accrued professional service fees	1,091	2,317
Settlement payable to a former director	—	641
Other accrued expenses	1,253	548
	$21,590	$15,681
6.Debt
Total debt for the Company is comprised of the following:

	June 30, 2023	December 31, 2022
Credit Agreement
Current	$22,377	$22,152
Non-current	326,400	345,328
	348,777	367,480
Less: unamortized debt issuance costs	(5,849)	(6,852)
	$342,928	$360,628

On June 10, 2020, Grindr Gap LLC and Grindr Capital LLC (the "Borrower"), wholly owned indirect subsidiaries of the Company, and the other credit parties and lenders party thereto entered into a credit agreement (the “Original Agreement,” and as subsequently amended, the “Credit Agreement”) which permitted the Borrower to borrow up to $192,000 (the "Original Loan"). On June 13, 2022, a second amendment (the “Second Amendment”) to the Credit Agreement was entered into which allowed the Borrower to borrow an additional $60,000 (the "Second Amendment Loan,” and together with the Original Loan, the "Initial Term Loans").
On November 14, 2022, a third amendment to the Credit Agreement was entered into which allowed the Borrower to borrow multiple term loans. The term loans have the following amounts, $140,800 (the “Supplemental Term Loan I”), and $30,000 (the “Supplemental Term Loan II,” and together with the Supplemental Term Loan I, the “Third Amendment Term Loans”). The Original Loan, Second Amendment Loan, Supplemental Term Loan I and Supplemental Term Loan II are collectively referred to as the Term Loans.

On May 12, 2023, the Company, Grindr Group, Grindr Gap LLC, the Borrower and the other credit parties and lenders party thereto entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”) pursuant to which the Company and Grindr Group became guarantors of the borrowings under the Credit Agreement and pledged certain of each entity’s assets as collateral. The Borrower is a direct subsidiary of Grindr Gap LLC, which is a direct subsidiary of Grindr Group. Grindr Group is a direct subsidiary of the Company. Borrowings under the Credit Agreement are guaranteed by the Company, Grindr Group, Grindr Gap, and all of the subsidiaries of Legacy Grindr (other than the Borrower and Grindr

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Canada Inc.) and are collateralized by the capital stock and/or certain assets of the Company, Grindr Group and all of the subsidiaries of Legacy Grindr.
In addition to quarterly amortization payments as described below, borrowings under the Credit Agreement mature on various dates ranging from May 17, 2024, on which the Supplemental Term Loan II of $30,000 matures, to November 14, 2027. The Borrower may be required to make annual mandatory prepayments under the Credit Agreement equal to a percentage of the Company’s consolidated excess cash flow (as defined in the Credit Agreement) based on the Company's leverage ratio. The Borrower must also make mandatory prepayments upon the occurrence of certain other events. The Company paid $17,442 for principal and interest in May 2023, which included a mandatory prepayment of principal. The amounts repaid on any of the Term Loans under the Credit Agreement may not be reborrowed.
The obligations under the Credit Agreement are subject to acceleration at the election of the required lenders during the continuance of any event of default. A default interest rate of an additional 2% per annum will apply on all outstanding obligations after the occurrence of an event of default.
For the three months ended June 30, 2023 and 2022, the Company did not incur any debt issuance costs in conjunction with the Credit Agreement. For the six months ended June 30, 2023 and 2022, the Company incurred none and $955 in debt issuance costs in conjunction with the Credit Agreement. The amortization of such debt issuance costs is included in “Interest income (expense), net” on the condensed consolidated statements of operations and comprehensive income (loss).
Initial Term Loans
The Borrower drew the maximum permitted amount under the Original Loan and the Second Amendment Loan at the time of entry into the Original Agreement and the Second Amendment, respectively. The Initial Term Loans are index rate loans or Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the Credit Agreement) loans, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 7.0%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 8.0%. The interest rates in effect as of June 30, 2023 and December 31, 2022 were 13.2% and 11.7%, respectively.
The prepayment premium on Initial Term Loans is 2% of the principal amount prepaid during the first year of the loan plus the payment of all interest that would have been accrued assuming no change in Term SOFR and 2% of the principal amount prepaid during the second year of the loan. For the Initial Term Loans, the Borrower is required to make quarterly principal repayments equal to 0.50% of the original principal amount of the relevant loans, with the remaining aggregate principal amount payable on the maturity date of June 10, 2025 for a portion of the Initial Term Loans and the maturity date of November 14, 2027 for the remaining Initial Term Loans.
Supplemental Term Loan I
On November 14, 2022, the Borrower drew the full amount of the Supplemental Term Loan I. The Supplemental Term Loan I is an index rate loan or Term SOFR loan, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 7.0%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 8.0%. The interest rate in effect for Supplemental Facility I as of June 30, 2023 and December 31, 2022 was 13.3% and 12.5%, respectively.
The prepayment premium on Supplemental Facility I is 2% of the principal amount prepaid during the first year plus the payment of all interest that would have been accrued assuming no change in Term SOFR and 2% of the principal amount prepaid during the second year.
For Supplemental Facility I, the Borrower is required to make quarterly principal payments of $704 on the last day of each calendar quarter, beginning in June 2023, with the remaining aggregate principal amount payable on the maturity date of November 14, 2027 (“Supplemental Facility I Maturity Date”). The Supplemental Facility I Maturity Date may be accelerated if Initial Term loans under the existing Credit Agreement or Supplemental Facility II are not repaid on or before their respective maturity dates.
Supplemental Term Loan II

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
On November 17, 2022, the Borrower drew the full amount of the Supplemental Term Loan II. The Supplemental Term Loan II is an index rate loan or Term SOFR loan, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 3.2%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 4.2%, The interest rate in effect for the Supplemental Term Loan II as of June 30, 2023 and December 31, 2022 was 9.6% and 8.7%, respectively.
There is no prepayment premium for the Supplemental Term Loan II. For the Supplemental Term Loan II, the Borrower is required to make principal payments equal to 25% of the original principal amount of the loan on June 30, 2023 and December 31, 2023, with the remaining aggregate principal amount payable on the maturity date of May 17, 2024.
Covenants
The Credit Agreement includes restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than a specified level, currently 4.50:1.00 prior to and through May 17, 2024 to the extent any Supplemental Term Loan II is outstanding. If no amount is outstanding under Supplemental Term Loan II, our total leverage ratio must be no greater than 4.75:1.00 prior to and through March 31, 2024 and no greater than 4.25:1.00 thereafter.
Also pursuant to the Fourth Amendment, the Company and Grindr Group became subject to the covenants under the Credit Agreement and the Company replaced Grindr Gap LLC as the reporting entity under the Credit Agreement. As such, the Company is required to furnish certain financial information to the lenders, including a financial covenant certification.
As of December 31, 2022, the Borrower was in compliance with the financial covenants under the Credit Agreement and as of June 30, 2023, the Company was in compliance with the financial covenants under the Credit Agreement.
Fair value
The fair values of the Company’s Credit Agreement balances were measured by the discounted cash flow method or comparing their prepayment values and observable market data consisting of interest rates based on similar credit ratings, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the Credit Agreement balances as of June 30, 2023 and December 31, 2022, was $370,052 and $394,785, respectively.
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
Components of lease cost included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$413	$413	$826	$826
Sublease income	(189)	(183)	(377)	(366)
Total lease cost	$224	$230	$449	$459
Supplemental cash flow information related to leases is as follows:

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$839	$542
Right-of-use assets obtained in exchange for lease liabilities:
Leases recognized upon adoption of ASC 842	$—	$5,585
Supplemental balance sheet information related to leases as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Assets:
Right-of-use assets	$3,966	$4,535
Liabilities:
Accrued expenses and other current liabilities	$1,148	$1,050
Lease liability, long-term portion	2,977	3,658
Total operating lease liabilities	$4,125	$4,708
Weighted average remaining operating lease term (years)	2.8	3.3
Weighted average operating lease discount rate	11.41%	11.41%
The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities as of June 30, 2023, are as follows:

Remainder of 2023	$689
2024	1,746
2025	1,799
2026	605
Thereafter	—
Total lease payments	$4,839
Less: imputed interest	(714)
Total lease liabilities	$4,125
There were no leases with residual value guarantees or executed leases that had not yet commenced as of June 30, 2023.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant as of June 30, 2023 were as follows:

Remainder of 2023	$501
2024	649
2025	729
2026	249
Thereafter	—
$2,129

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
The Public Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $11.50, became exercisable 30 days after the completion of the Business Combination and are set to expire five years from the completion of the Business Combination, or earlier upon redemption.
Each Private Warrant entitles the registered holder to purchase one share of the Company’s common stock. The Private Warrants also have an exercise price of $11.50 and became exercisable 30 days after the completion of the Business Combination. The Private Warrants are set to expire five years from the completion of the Business Combination, or earlier upon redemption.
The Private Warrants are identical to the Public Warrants underlying the shares sold in Tiga’s initial public offering, except that they are subject to certain transfer and sale restrictions and are not optionally redeemable when the Company’s common stock price is above $18.00 so long as they are held by the initial purchasers or their permitted transferees. Additionally, the Private Warrants are exercisable on a cashless basis. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
As of June 30, 2023 and December 31, 2022, the Public Warrants and Private Warrants remained outstanding and unexercised. As of June 30, 2023 and December 31, 2022, the Public Warrant and Private Warrants were remeasured to fair value of $26,152 and $17,933. The change in fair value for the three and six months ended June 30, 2023 was a gain of $7,098 and loss of $8,219 recognized in the consolidated statements of operations and comprehensive (loss) income.

9.Stock-based Compensation
Stock-based compensation expense is related to the grant of restricted units under the 2022 Equity Incentive Plan (“2022 Plan”), the grant of unit options and restricted units granted under the 2020 Equity Incentive Plan (“2020 Plan”) and the grant of San Vicente Equity Joint Venture LLC’s (“SVE”) Series P profit units (“Series P Units”) to Catapult Goliath LLC (“Catapult Goliath”), a related party wherein certain members of Catapult Goliath were executives of the Company.

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
2022 Plan

Executive Incentive Awards – Market Condition Awards
The Company entered into employment agreements with the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The employment agreements include cash compensation and incentive awards in the form of restricted stock units. Certain awards are subject to market conditions. The CEO market condition awards and the CFO market condition awards (together, the “Market Condition Awards”) are liability-classified and will require fair value remeasurement at the end of each reporting period. No new Market Condition Awards were granted or forfeited during the six months ended June 30, 2023.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company used the Monte Carlo simulation model to value the liability-classified award. The key inputs into the Monte Carlo simulation as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Expected term (in years)	9.4 years	9.9 years
Volatility	70.0%	65.0%
Risk-free interest rate	3.8%	3.8%
Dividend yield	—%	—%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Time-based Awards Activity
A summary of the unvested time-based restricted stock unit (“RSU”) activity for director RSUs, employee RSUs, and the time-based awards granted to the CEO and CFO during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	4,555,256	$10.10
Granted	1,253,550	$6.07
Vested	(43,750)	$10.18
Forfeited	(116,155)	$6.34
Unvested at June 30, 2023	5,648,901	$9.28
2020 Plan
Stock options
The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	4,705,765	$5.15
Exercised	(485,549)	$3.54
Forfeited	(1,221,244)	$5.48
Outstanding at June 30, 2023	2,998,972	$5.27
The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the fair value of stock options granted for the six months ended June 30, 2022. No options were granted under the 2020 Plan for the six months ended June 30, 2023:

Six Months Ended June 30, 2022
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
(4)Prior to the date of the Business Combination, Legacy Grindr did not historically pay any cash dividends on its common stock. On June 10, 2022 and November 14, 2022, Legacy Grindr’s Board of Managers approved a special distribution, and the Company does not expect to pay any normal course cash dividends on its common stock in the foreseeable future.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023	2022
Selling, general and administrative expenses	$3,109		$12,823	$6,170	$13,435
Product development expenses	496		110	776	232
	$3,605	$—	$12,933	$6,946	$13,667
Stock-based compensation expense that was capitalized as an asset was $84 and $25 for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense that was capitalized as an asset was $138 and $54 for each of the six months ended June 30, 2023 and 2022, respectively.
10.Income Tax
In determining the quarterly (benefit) provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date (loss) income, adjusted for discrete items arising in that quarter. In addition, the effect of changes in enacted tax laws or rates and tax status is recognized in the interim period in which the change occurs.
The computation of the estimated annual effective income rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and tax in foreign jurisdictions and permanent and temporary differences. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or the Company’s tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax (benefit) provision in the quarter in which the change occurs.
For the three months ended June 30, 2023 and 2022, the Company recorded an income tax benefit of $(14,051) and $(1,000), respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $1,452 and $253, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily as a result of the nondeductible fair value adjustments on the change in the warrant liabilities, and was also impacted by the change in valuation allowance, nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit. Due to the ongoing market volatility of the fair value adjustments on the warrant liabilities, the adjustments are not estimable and as a result, the Company applied the tax effect of the fair value adjustment to the warrant liabilities as a discrete item in the current quarter.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
11.Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) and comprehensive income (loss)	$22,331	$(4,302)	$(10,568)	$199
Denominator:
Basic weighted average shares of common shares outstanding	173,896,490	155,681,830	173,749,027	155,624,369
Diluted effect of stock-based awards	483,922	—	—	1,032,843
Diluted weighted average shares of common shares outstanding	174,380,412	155,681,830	173,749,027	156,657,212

Net income (loss) per share:
Basic	$0.13	($0.03)	($0.06)	—
Diluted	$0.13	($0.03)	($0.06)	—
The weighted-average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination.

The following table presents the potential shares that are excluded from the computation of diluted net income (loss) per share and comprehensive income (loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options issued under 2020 Plan	1,068,754	1,268,435	2,998,926	—
Time-based RSUs	4,538,936	—	5,648,901	—
Public and Private Warrants	37,360,000	—	37,360,000	—
The table above does not include shares issuable under the Executive Market Condition Awards, as the market condition criterion has not yet been achieved. Such shares are also not included in the Company’s calculation of basic or diluted net income per share.
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$814	$814	$—	$—

Liabilities:
Executive Market Condition Awards	$5,248	$—	$—	$5,248
Common stock warrant liabilities	26,152	13,160	12,992	—
	$31,400	$13,160	$12,992	$5,248

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
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$9,024	$8,909	$17,933
Change in fair value of warrant liability	4,136	4,083	8,219
Fair value as of June 30, 2023	$13,160	$12,992	$26,152
13.Related Parties
Prior to the closing of the Business Combination, for the three and six months ended June 30, 2022, the Company paid advisor fees and out-of-pocket expenses amounting to $175 and $431, respectively, to two individuals who held ownership interest in Legacy Grindr and are stockholders of the Company. The two individuals were appointed to the board of directors upon the consummation of the Business Combination, and no advisor fees were paid to the two individuals since their appointment to the board of directors of the Company concurrent with the consummation of the Business Combination.
See Note 4 and Note 9 for additional related party transactions with Catapult GP II and Catapult Goliath.
14.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Currently, it is too early to determine the outcome and probability of any

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
legal proceedings and whether they would have a material adverse effect on the Company’s business. As of June 30, 2023 and December 31, 2022, there were no amounts accrued that the Company believes would be material to its financial position.
In January 2020, the Norwegian Consumer Council (“NCC”) submitted three complaints to the Norwegian Data Protection Authority, (“NDPA”). Datatilsynet, under Article 77(1) of the General Data Protection Regulation (“GDPR”) against the following parties: (1) Grindr and AdColony; (2) Grindr, Twitter, AppNexus, and OpenX; and (3) Grindr, and Smaato. The complaints reference a report entitled “Out Of Control: How consumers are exploited by the online advertising industry”. The NCC argued that (1) the Company lacks valid consent for data sharing, (2) the Company shares personal data under Article 9 and does not have a legal basis for processing personal data under Article 9, and (3) the Company does not provide clear information about data sharing, which infringes the principle of transparency in Article (5)(1)(a) GDPR. In April 2020, the Company received an Order to Provide Information from the Datatilsynet. The Company responded to this Order and provided information to Datatilsynet in May 2020. In January 2021, the Datatilsynet sent the Company an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,250 using the exchange rate as of June 30, 2023) for an alleged infringement of the GDPR. This was notice of a proposed fine to which Grindr was entitled to respond before Datatilsynet made a final decision. Datatilsynet alleged (i) that Grindr disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) that Grindr disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr responded to the Advance notification on March 8, 2021, to contest the draft findings and fine. A redacted copy of Grindr’s response was made public. On April 29, 2021, Datatilsynet issued its Order To Provide Information Grindr Data Processors, asking, among other things, whether Grindr considered certain ad tech partners to be processors or controllers. Datatilsynet later extended the deadline to respond to June 2, 2021, and Grindr sent a response to Datatilsynet on that date. On October 11, 2021, Datatilsynet sent the Company a letter concerning Grindr’s reply to the Advance notification. In the letter, Datatilsynet clarified that the Advance notification only “pertains to data subjects on Norwegian territory,” and advised the Company of two additional complaints that had been filed (one in March 2021 and the other in September 2021) with Datatilsynet by the Norwegian Consumer Council. Datatilsynet requested any further comments or remarks to the Advance notification by November 1, 2021, but later extended the deadline to November 19, 2021. On November 19, 2021, Grindr served a response to Datatilsynet’s October 11, 2021 letter. On November 26, 2021, Datatilsynet requested any redactions to the response based upon the expectation that third parties may request a copy of Grindr’s November 19, 2021 response, and Grindr proposed redactions on the same day.
In December 2021, Datatilsynet issued a reduced administrative fine against the Company in the amount of 65,000 NOK, or approximately $6,013 using the exchange rate as of June 30, 2023, with an extended deadline for the Company to appeal through February 14, 2022. On February 14, 2022, Grindr filed an appeal brief with the DPA. On July 5, 2022, DPA requested additional documentation from Grindr, specifically regarding whether ad tech partners have deleted any Grindr user data. On August 3, 2022, Grindr, provided Datatilsynet with evidence documenting the Company standard practice of directing terminated ad tech partners to delete any remaining Grindr user data they may have. On November 24, 2022, Grindr and Kunlun entered into an escrow agreement providing for Grindr's potential access to $6,500 of funding in the event Grindr's appeal fails and Grindr is required to pay the fine. On December 7, 2022, Datatilsynet upheld the reduced administrative fine against the Company and the appeal was sent to the Norwegian Privacy Review Board (the “Privacy Review Board”) for further consideration. On February 10, 2023, Grindr submitted its response and Datatilsynet is currently continuing the process of the appeal of the administrative fine before the Privacy Review Board. On March 8, 2023, Grindr received notice of the Norwegian Consumer Council's submission of comments, which reiterated the same argument as previous filings. Grindr has submitted its response to these comments for the Privacy Review Board's consideration. On March 20, 2023, Grindr submitted a response to the NCC's letter to the Privacy Review Board. On March 31, 2023 NCC submitted a further response to Grindr's letter reiterating the defense of its position stated in its March 8, 2023 submission. On May 8, 2023, Grindr was informed that the Privacy Review Board has officially begun processing Grindr's appeal.Grindr is not aware when the review by the Privacy Review Board will be completed. It is too early to determine the probability of there being any further proceedings, the outcome of any such proceedings, and whether such proceedings may have a material adverse effect on the Company’s business, including because of the uncertainty of (i) the ultimate amount of the fine imposed, and (ii) whether Grindr may determine to appeal or further contest the fine. As a result, an estimate of the ultimate loss cannot be made at this time. It is at least reasonably possible that a change in the administrative fine may occur in the near term.
In December 2020, Grindr was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr violated users’ privacy by sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California law,

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. In June 2021, the petitioner attempted service of the statement of claims and the associated filings (all in translated form as required under applicable law) on Grindr. In November 2021, Grindr filed an initial response to the plaintiff’s Statement of Claim challenging the effectiveness of service. The plaintiff then filed opposition to Grindr’s service-related motion, raising a series of technical challenges. During the Israeli court hearing in January 2022, the Israeli court directed the plaintiff to start the service process from the beginning by seeking court permission to pursue international service on Grindr. On February 8, 2022, the Court formally permitted the Plaintiff, in ex parte, to serve the Company outside the jurisdiction. On March 30, 2022, Grindr received a package via U.S. Mail with the case documents. Grindr’s local Israeli counsel is preparing a motion seeking the court’s preliminary ruling on the question of applicable law. On July 5, 2022, the Company filed a motion to determine the governing law. On December 22, 2022, Grindr filed its response over the class certification, which opposes class certification and included both employee and expert opinions. Following a case management conference on March 6, 2023, the parties are coordinating on next steps in the litigation, including to schedule a possible mediation. Grindr believes that the claims lack merit, and it continues to consider and evaluate an appropriate response. At this time, this matter remains in its nascent stages, and it is too early to determine the likely outcome of this proceeding or whether the proceeding may ultimately have a material adverse effect on the Company’s business, including because of the uncertainty of (i) whether Grindr will incur a loss, (ii) if a loss is incurred, what the amount of that loss may be, and (iii) whether Grindr may determine to appeal or further contest the loss.
15.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
In 2020, in response to the COVID-19 pandemic, the Company adopted a remote-first working policy. In August 2023, the Company announced the adoption of a return-to-office plan (the “RTO Plan”). The Company’s RTO Plan provides employees with a one-time relocation package to support relocation to offices where their respective teams are based, or severance plans for employees who choose not to relocate or participate in the Company’s RTO Plan. The expense related to the RTO Plan cannot be estimated at this time.

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
Overview
Grindr Inc. (“Grindr” or the “Company”) is the world’s largest social network focused on the LGBTQ community with approximately 13.1 million MAUs (as defined below) and approximately 929 thousand Paying Users (as defined below) for the three months ended June 30, 2023, and approximately 13.0 million MAUs (as defined below) and approximately 898 thousand Paying Users (as defined below) for the six months ended June 30, 2023.
We have grown significantly over the years since our product launch. For the three months ended June 30, 2023 and 2022, we generated $61.5 million and $46.6 million of revenue, respectively, and for the six months ended June 30, 2023 and 2022, we generated $117.3 million and $90.1 million of revenue, respectively, representing period-over-period growth of 32.0% and 30.2% as compared to the three-month and six-month periods in 2022, respectively. We had over 929 thousand and 898 thousand Paying Users for the three and six months ended June 30, 2023, respectively, representing period-over-period growth of 21.5% and 20.7% as compared to the three-month and six-month periods in 2022. We have users in over 190 countries or territories and support 21 languages on our platform. On average, profiles on our platform sent over 330.8 and 297.2 million daily messages for the three months ended June 30, 2023 and 2022, respectively and  324.3 and 295.7 million daily messages for the six months ended June 30, 2023 and 2022, respectively.
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
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which we derived 85.9% and 88.0% of our total revenues for the six months ended June 30, 2023 and 2022, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products to all of users and by providing customized products and services in targeted geographic regions outside of our current core market. We intend to focus on regions with a large number of untapped potential users, favorable regulatory environments, and fast-growing economies.
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

Recent Developments
In 2020, in response to the COVID-19 pandemic, we adopted a remote-first working policy. In August 2023, we announced the adoption of a return-to-office plan (the “RTO Plan”). Our RTO Plan provides employees with a one-time relocation package to support relocation to offices where their respective teams are based, or severance plans for employees who choose not to relocate or participate in our RTO Plan. The expense related to the RTO Plan cannot be estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In July 2023, the Communications Workers of America AFL-CIO filed an election petition with the National Labor Relations Board seeking to hold a representation election for certain categories of Grindr employees. We are in the process of reviewing the petition and evaluating our response.
Consolidated Results for the three months ended June 30, 2023 and 2022
For the three months ended June 30, 2023 and 2022, we generated:
•Revenues of $61.5 million and $46.6 million, respectively. The increase was $14.9 million, or 32.0%.
•Net income (loss) of $22.3 million and $(4.3) million, respectively. The increase in net income was $26.6 million, or 618.6%.
•Adjusted EBITDA of $26.9 million and $21.5 million, respectively. The increase was $5.4 million, or 25.2%.

Consolidated Results for the six months ended June 30, 2023 and 2022
For the six months ended June 30, 2023 and 2022, we generated:
◦Revenues of $117.3 million and $90.1 million, respectively. The increase was $27.2 million, or 30.2%.
◦Net (loss) income of $(10.6) million and $0.2 million, respectively. The decrease in net income was $10.8 million, or (5400.0)%.
◦Adjusted EBITDA of $48.9 million and $41.6 million, respectively. The increase was $7.3 million, or 17.4%.
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
Direct Revenue is driven by our subscription revenue and premium add-ons. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. Our subscription revenue has grown through organic user acquisition and the viral network effects enabled by our brand and market position. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr App. Many of our users choose to pay for premium features and functionalities, such as access to more user profiles, ad-free environments, advanced filters, unlimited blocks and favorites, and the ability to send multiple photos at the same time, to enhance their user experience through our subscription products. Additionally, we offer premium add-on on a pay-per-use, or à la carte, basis. By continuously introducing new premium features into our subscription offering and unique premium add-on, we continue to increase our Paying Users and average revenue per paying user. For the three months ended June 30, 2023 and 2022, our Direct Revenue accounted for 86.4% and 83.2% of our total revenue, respectively and for the six months ended June 30, 2023 and 2022, our Direct Revenue accounted for 86.3% and 83.4% of our total revenue, respectively.
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
Operating and Financial Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except ARPPU and ARPU)	2023	2022	2023	2022
Key Operating Metrics
Paying Users	929	765	898	744
Average Direct Revenue per Paying User ("ARPPU")	$19.08	$16.89	$18.81	$16.84
Monthly Active Users ("MAUs")	13,131	12,162	12,979	11,984
Average Total Revenue per User ("ARPU")	$1.56	$1.28	$1.51	$2.51

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Key Financial and Non-GAAP Metrics(1)
Revenue	$61,538	$46,555	$117,347	$90,085
Direct revenue	$53,185	$38,757	$101,311	$75,155
Indirect revenue	$8,353	$7,798	$16,036	$14,930
Net income (loss)	$22,331	$(4,302)	$(10,568)	$199
Net income (loss) margin	36.3%	(9.2)%	(9.0)%	0.2%
Adjusted EBITDA	$26,884	$21,462	$48,883	$41,623
Adjusted EBITDA Margin	43.7%	46.1%	41.7%	46.2%
Net cash provided by operating activities	$63,731	$13,962	$14,783	$27,836
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
•Paying Users. A Paying User is a user that has purchased or renewed a Grindr subscription and/or purchased a premium add-on on the Grindr App. We calculate Paying Users by adding up the number of paying users in each day and then dividing by the number of days in the relevant measurement period. Paying Users is a primary metric that we use to judge the health of our business and our ability to convert users to purchasers of our premium features. We are focused on building new products and services and improving on existing products and services, as well as launching new pricing tiers and subscription plans, to drive payer conversion.
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
Non-GAAP Profitability
We use net income (loss) and net cash provided by operating activities to assess our profitability and liquidity, respectively. In addition to net income (loss) and net cash provided by operating activities, we use Adjusted EBITDA, which is a non-GAAP measure of profitability.
We define Adjusted EBITDA as net income (loss) excluding income tax (benefit) provision, interest expense, net of interest income from the related party loan to Catapult GP II, depreciation and amortization, stock-based compensation expense, and non-core expenses/losses (gains). Non-core expenses/losses (gains) include transaction-related costs, litigation-related costs, management fees, change in fair value of warrant liability and other expense, which includes asset impairment charges. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin.
Key Factors Affecting our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022.
Growth in User Base and Paying Users
We acquire new users through investments in marketing and brand as well as through word of mouth from existing users and others. We convert these users to Paying Users by introducing premium features which maximize the probability of developing meaningful connections, improve the user experience, and provide more control. For the three months ended June 30, 2023 and 2022, we had approximately 929 thousand and 765 thousand Paying Users, respectively, representing an increase of 21.4% period over period. For the six months ended June 30, 2023 and 2022, we had approximately 898 thousand and 744 thousand Paying Users, respectively, representing an increase of 20.7% period over period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or in-app offerings. As we scale and our community grows larger, we are able to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our brand awareness and increases conversion to one of our paid products and services. Our revenue growth primarily depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
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
Attracting and Retaining Talent
Our business relies on our ability to attract and retain our talent, including engineers, data scientists, product designers and product developers. As of June 30, 2023, we had 174 full-time employees; of which, approximately 62.0% work in engineering and product development. We believe that people want to work at a company that has purpose and aligns with their personal values, and therefore our ability to recruit talent is aided by our mission and brand reputation. We compete for talent within the technology industry.

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
International market pricing and changes in foreign exchange rates. The Grindr App has MAUs in over 190 countries and territories. Our international revenues represented 41.3% and 37.8% of total revenue for the three months ended June 30, 2023 and 2022, respectively and 40.8% and 37.0% of total revenue for the six months ended June 30, 2023 and 2022, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenues in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
Direct Revenues. Direct Revenues are reported gross of fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers and therefore, we act as the principal. Our subscription revenues are generated through the sale of weekly subscriptions as well as monthly subscriptions that are currently offered in one, three, six and twelve-month periods. Subscribers pay in advance, primarily through third party platforms, including iTunes, Google Play, and Stripe, according to our terms and conditions. Subscription revenues, net of taxes and chargebacks, are recognized ratably over the term of the subscription.
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
Selling, General, and Administrative Expenses. Selling, general and administrative expenses consists primarily of sales and marketing expenditures, compensation and other employee-related costs, costs related to outside consultants and general administrative expenses, including facilities, information technology and infrastructure support. We plan to continue to expand sales and marketing efforts to attract new users, retain existing users and increase monetization of both our new and existing users.
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
Income Tax (Benefit) Provision
Income tax (benefit) provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Foreign jurisdictions have different statutory tax rates than the United States. Our effective tax rates will vary depending on the relative proportion of foreign to domestic income, changes in the valuation of our deferred tax assets and liabilities, fluctuations in permanent differences, and changes in tax laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	% of Total Revenue	2022	% of Total Revenue	2023	% of Total Revenue	2022	% of Total Revenue
Consolidated Statements of Operations and Comprehensive Income (Loss)
Revenue	$61,538	100.0%	$46,555	100.0%	$117,347	100.0%	$90,085	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,110	26.2%	12,102	26.0%	30,925	26.4%	23,803	26.4%
Selling, general and administrative expense	17,158	27.9%	23,234	49.9%	36,103	30.8%	33,612	37.3%
Product development expense	6,200	10.1%	4,175	9.0%	11,706	10.0%	7,822	8.7%
Depreciation and amortization	8,140	13.2%	9,092	19.5%	16,092	13.7%	18,118	20.1%
Total operating expenses	47,608	77.4%	48,603	104.4%	94,826	80.8%	83,355	92.5%
Income (loss) from operations	13,930	22.6%	(2,048)	-4.4%	22,521	19.2%	6,730	7.5%
Other expense
Interest expense, net	(12,917)	-21.0%	(3,256)	-7.0%	(23,710)	-20.2%	(6,212)	-6.9%
Other income (expense), net	169	0.3%	2	—%	292	0.2%	(66)	-0.1%
Change in fair value of warrant liability	7,098	11.5%	—	—%	(8,219)	-7.0%	—	—%
Total other expense	(5,650)	-9.2%	(3,254)	-7.0%	(31,637)	-27.0%	(6,278)	-7.0%
Net income (loss) before income tax	8,280	13.5%	(5,302)	-11.4%	(9,116)	-7.8%	452	0.5%
Income tax (benefit) provision	(14,051)	-22.8%	(1,000)	-2.1%	1,452	2.4%	253	0.5%
Net income (loss) and comprehensive income (loss)	$22,331	36.3%	$(4,302)	-9.2%	$(10,568)	-10.1%	$199	—%
Net (loss) income per share:	$0.13		$(0.03)		$(0.06)		$—
Revenues
Revenues for the three months ended June 30, 2023 and 2022 were $61.5 million and $46.6 million, respectively. The $14.9 million increase, or 32.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to an increase in Direct Revenue of $14.4 million, or 37.1%, from $38.8 million to $53.2 million. The increase in Direct Revenue was driven by increases in both ARPPU and Paying Users, largely as a result of the new Weeklies subscription offering and continued adoption of the Boost a la carte product which enables our users to boost profile views in a more targeted, affinity-specific fashion. ARPPU increased by 13.0%, or $2.19, to $19.08 for the three months ended June 30, 2023, from $16.89 for the three months ended June 30, 2022. Our ARPPU increased mainly as a result of improved product mix with higher-priced subscription products and an increase in à la carte purchases. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and for varying durations. For the three months ended June 30, 2023 and 2022, Paying Users increased by 164 thousand from approximately 765 thousand to approximately 929 thousand. Paying User penetration of our overall user base increased as a result of our new Weeklies subscription offering and the launch of new premium add-ons and features to drive greater subscription conversion. The increase in Indirect Revenue was primarily driven by year-over-year growth in advertising revenue due to an increase in the number of our advertising partners as of June 30, 2023 as compared to June 30, 2022.
For the three months ended June 30, 2023 and 2022, revenues from operations in the United States increased by $7.2 million, or 24.9%. During this same period, revenues from operations in the United Kingdom increased by $1.5 million, or 41.2%, and revenues from operations in the remainder of the world increased by $6.3 million, or 44.9%. The reasons for these changes are consistent with revenue changes previously noted.
Revenues for the six months ended June 30, 2023 and 2022 were $117.3 million and $90.1 million, respectively. The $27.2 million increase, or 30.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to an increase in Direct Revenue of $26.1 million, or 34.7%, from $75.2 million to $101.3 million. The increase in Direct Revenue was driven by both an increase in ARPPU and Paying Users, largely as a result of the new Weeklies

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
subscription offering and continued adoption of the Boost a la carte product, which enables our users to boost profile views in a more targeted, affinity-specific fashion. ARPPU increased by 11.7%, or $1.97, to $18.81 for the six months ended June 30, 2023, from $16.84 for the six months ended June 30, 2022. Our ARPPU increased as a result of our new Weeklies subscription offering, improved product mix with higher-priced subscription products and an increase in à la carte purchases. For the six months ended June 30, 2023 and 2022, Paying Users increased by 154 thousand from approximately 744 thousand to approximately 898 thousand, as we increased Paying User penetration of our overall user base as a result of launching new premium add-ons and features to drive greater subscription conversion. The increase in Indirect Revenue was primarily driven by year-over-year growth in advertising revenue due to an increase in the number of our advertising partners as of June 30, 2023 as compared to June 30, 2022.
For the six months ended June 30, 2023 and 2022, revenues from operations in the United States increased by $12.7 million, or 22%. During this same period, revenues from operations in the United Kingdom increased by $2.3 million, or 34%, and revenues from operations in the remainder of the world increased by $12.3 million, or 46%. The reasons for these changes are consistent with revenue changes previously noted.
Cost of revenue
Cost of revenue for the three months ended June 30, 2023 and 2022 was $16.10 million and $12.1 million, respectively. The $4.0 million increase, or 33.1%, was primarily due to growth in distribution fees (consistent with direct revenue growth) of $3.4 million, and increased infrastructure costs associated with our primary information systems vendors of $1.7 million.
Cost of revenue for the six months ended June 30, 2023 and 2022 was $30.90 million and $23.80 million, respectively. The $7.1 million increase, or 29.8%, was primarily due to growth in distribution fees (consistent with direct revenue growth) of $5.8 million, and increased infrastructure costs associated with our primary information systems vendors of $2.3 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2023 and 2022 was $17.2 million and $23.2 million, respectively. The $6.0 million decrease, or 25.9%, was primarily due to a $9.9 million decrease in stock-based compensation expenses related to the Series P unit modification that occurred in the second quarter of 2022 partially offset by salary increases from additional headcount and higher insurance expense.
Selling, general and administrative expense for the six months ended June 30, 2023 and 2022 was $36.1 million and $33.6 million, respectively. The 2.5 million increase, or 7.4%, was primarily due to an increase of $1.6 million for insurance expense and $1.1 million higher auditing and consulting fees.
Product development expense
Product development expense for the three months ended June 30, 2023 and 2022 was $6.2 million and $4.2 million, respectively. The $2.0 million increase, or 47.6%, was primarily due to increased salaries and benefits related expenses.
Product development expense for the six months ended June 30, 2023 and 2022 was $11.7 million and 7.8 million, respectively. The $3.9 million increase, or 50.0%, was primarily due to increased salaries and benefits related expenses.
Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2023 and 2022 was $8.1 million and $9.1 million, respectively. The $1.0 million decrease, or 11.0%, was primarily due to acquired intangibles amortization from our acquisition in June 2020 for which certain intangible assets were amortized under an accelerated amortization schedule, with higher amounts expensed in 2022.
Depreciation and amortization for the six months ended June 30, 2023 and 2022 was $16.1 million and $18.1 million, respectively. The $2.0 million decrease, or 11.0%, was primarily due to acquired intangibles amortization from our acquisition in June 2020 for which certain intangible assets were amortized under an accelerated amortization schedule, with higher amounts expensed in 2022.
Interest expense, net
Interest expense, net for the three months ended June 30, 2023 and 2022 was $12.9 million and $3.3 million, respectively. The $9.6 million increase, or 290.9%, was primarily due to increased interest expense relating primarily to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
higher principal balances and a higher interest rate under our credit agreement. Interest expense including the amortization of debt issuance costs related to the credit agreement for the three months ended June 30, 2023 and 2022 was $13.2 million and $4.0 million, respectively. This was partially offset by the interest income from the related party loan to Catapult GP II, which for the three months ended June 30, 2023 and 2022 was $0.3 million and $0.8 million, respectively.
Interest expense, net for the six months ended June 30, 2023 and 2022 was $23.7 million and $6.2 million, respectively. The $17.5 million increase, or 282.3%, was primarily due to increased interest expense relating primarily to higher principal balances and a higher interest rate under our credit agreement. Interest expense including the amortization of debt issuance costs related to the credit agreement for the six months ended June 30, 2023 and 2022 was $24.4 million and $7.7 million, respectively. This was partially offset by the interest income from the related party loan to Catapult GP II, which for the six months ended June 30, 2023 and 2022 was $0.7 million and $1.5 million, respectively. See Note 4 and Note 6 to the unaudited condensed consolidated financial statements for additional information included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other income (expense), net for the three months ended June 30, 2023 and 2022 was $0.2 million and $2.0 thousand, respectively.
Other income (expense), net for the six months ended June 30, 2023 and 2022 was $0.3 million and $(0.1) million, respectively.
Change in fair value of warrant liability
Change in fair value of warrant liability represents the change in the fair value of our Warrants between measurement dates. The Warrants remained unexercised and were remeasured to fair value of $26.2 million as of June 30, 2023, resulting in a gain of $7.1 million for the three months ended June 30, 2023 and a loss of $8.2 million for the six months ended June 30, 2023 recognized in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.
Income tax (benefit) provision
Income tax benefit for the three months ended June 30, 2023 and 2022 was $14.1 million and $1.0 million, respectively. The $13.1 million decrease, was primarily due to the tax effect on the change in fair value of warrant liability, the change in valuation allowance and nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit.
Income tax provision for the six months ended June 30, 2023 and 2022 was $1.5 million and $0.3 million, respectively. The $1.2 million increase, or 400.0%, was primarily due to the tax effect on the change in fair value of warrant liability, the change in valuation allowance and nondeductible officer compensation, partially offset by the foreign derived intangible income deduction, and the research and development credit.
Our effective tax rates in fiscal 2023 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net income (loss)
Net income (loss) for the three months ended June 30, 2023 and 2022 was $22.3 million net income and $4.3 million net loss, respectively. Net income (loss) increased by $26.6 million for the reasons explained above.
Net (loss) income for the six months ended June 30, 2023 and 2022 was $10.6 million net loss and $0.2 million net income, respectively. Net (loss) income decreased by $10.8 million for the reasons explained above.
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
The primary financial measure we use is Adjusted EBITDA. EBITDA is defined as net income (loss), before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as net income (loss) excluding income tax (benefit) provision, interest expense, net of interest income from the related party loan to Catapult GP II, depreciation and amortization, stock-based compensation expense and non-core expenses/losses (gains), including transaction-related costs, litigation-related costs, management fees, change in fair value of warrant liability and other expense, which includes asset impairments. Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. We exclude the above items as some are non-cash in nature, and others are non-recurring that they may not be representative of normal operating results. This non-GAAP financial measure adjusts for the impact of items that we do not consider indicative of the operational performance of our business. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP.
Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
The following table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$22,331	$(4,302)	$(10,568)	$199
Interest expense, net	12,917	3,256	23,710	6,212
Income tax (benefit) provision	(14,051)	(1,000)	1,452	253
Depreciation and amortization	8,140	9,092	16,092	18,118
Transaction-related costs (1)	—	866	—	1,178
Litigation related costs (2)	288	54	1,499	1,082
Stock-based compensation expense	3,605	12,933	6,946	13,667
Management fees (3)	—	184	—	363
Change in fair value of warrant liability (4)	(7,098)	—	8,219	—
Other expense (5)	752	379	1,533	551
Adjusted EBITDA	$26,884	$21,462	$48,883	$41,623
Revenue	$61,538	$46,555	$117,347	$90,085
Adjusted EBITDA Margin	43.7%	46.1%	41.7%	46.2%
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
(4)Change in fair value of warrant liability relates to our warrants that were remeasured as of June 30, 2023.
(5)Other expense primarily represents costs incurred from reorganization events that are unrelated to Grindr's core ongoing business operations, including severance and employment related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Cash Flows for the six Months Ended June 30, 2023 and 2022
The following table summarizes our total cash and cash equivalents:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Cash, and cash equivalents, including restricted cash (as of the end of period)	$23,483	$26,940
Net cash provided by (used in):
Operating activities	$14,783	$27,836
Investing activities	(2,575)	(2,176)
Financing activities	1,158	(15,890)
Net change in cash and cash equivalents	$13,366	$9,770
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
During the six months ended June 30, 2023, our operations provided $14.8 million of cash, which was primarily attributable to an increase of $16.1 million in depreciation and amortization, an increase of $8.2 million in the fair value change in warrant liability and an increase of $4.2 million in other non-cash adjustments partially offset by net loss of $10.6 million. Cash flows provided by operating activities were further attributable to a decrease of $3.2 million from changes in operating assets and liabilities.
During the six months ended June 30, 2022, our operations provided $27.8 million of cash, which was primarily attributable to net income of $0.2 million, an increase of $18.1 million in depreciation and amortization and an increase of $10.9 million in other non-cash adjustments. Cash flows provided by operating activities were further attributable to a decrease of $1.3 million from changes in operating assets and liabilities.
Cash flows used in investing activities
Net cash used in investing activities for the six months ended June 30, 2023 consisted primarily of additions to capitalized software of $2.5 million.
Net cash used in investing activities for the six months ended June 30, 2022 consisted primarily of additions to capitalized software of $1.9 million.
We expect our capital investments to increase over time as we further enhance our platform and product. However, historically, this has not been significant, as it has primarily comprised of capitalization of engineering labor costs and computer hardware costs for employees. Other increases could come from potential acquisitions or other platform extensions.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities for the six months ended June 30, 2023 consisted of $19.4 million in proceeds from repayment of a promissory note to a member and related interest, and $1.7 million in proceeds from the exercise of employee stock options, partially offset by $18.7 million related to the principal paydown of our long-term debt.
Net cash used in financing activities for the six months ended June 30, 2022 consisted of $60.0 million in proceeds of issuance of debt and $1.0 million in proceeds from the exercise of employee stock options offset by $75.0 million in cash dividend paid, $1.0 million in debt issuance costs, and $1.0 million related to principal paydown of our long-term debt.

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
Financing Arrangements
As of June 30, 2023, we had cash and cash equivalents of $22.1 million. We believe that our cash and cash equivalents, cash flows generated by operations and borrowings under our senior secured credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows generated by operations and available funds from our cash and cash equivalents. However, this determination is based upon internal projections and is subject to changes in market and business conditions.
Fortress Credit Corp. Loan
See Note 6 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
On June 10, 2020, Grindr Gap LLC (f/k/a San Vicente Gap LLC), Grindr Capital LLC (f/k/a San Vicente Capital LLC) (the “Borrower”), Fortress Credit Corp. (“Fortress”) and the other credit parties and lenders party thereto entered into a credit agreement (the “Credit Agreement”), which permitted the Borrower to borrow up to $192.0 million through a senior secured credit facility (the "Original Loan"). The full amount of the $192.0 million Original Loan was drawn on June 10, 2020. The Borrower, Fortress and the other credit parties and lenders entered into Amendment No. 2 to the Credit Agreement on June 13, 2022, which permitted the Borrower to borrow an additional $60.0 million through several supplemental term loans (the “Second Amendment Loan” and, together with the Original Loan, the “Initial Term Loans”). The full amount of the $60.0 million Second Amendment Loan was drawn on June 13, 2022.
The Borrower, Fortress and the other credit parties and lenders entered into Amendment No. 3 to the Credit Agreement on November 14, 2022, which permitted the Borrower to borrow an additional $170.8 million through several supplemental term loans. An amount of $140.8 million of supplemental term loans was drawn on November 14, 2022 (the “Supplemental Term Loan I”)) and an amount of $30.0 million of supplemental term loans was drawn on November 17, 2022 (the “Supplemental Term Loan II”). The maturity date for the Supplemental Term Loan I is November 14, 2027 and the maturity date for the Supplemental Term Loan II is May 17, 2024. Concurrently with entering into Amendment No. 3 to the Credit Agreement, the aggregate remaining principal balance on the Initial Term Loans totaled $197.9 million, and was split into two separate term loans, of which $30.9 million is scheduled to mature on June 10, 2025 and $167.0 million is scheduled to mature on November 14, 2027.
Grindr Inc., Grindr Group LLC, Fortress, Grindr Gap LLC, the Borrower and the other credit parties and lenders party thereto entered into Amendment No. 4 to the Credit Agreement on May 12, 2023, pursuant to which Grindr Inc. and Grindr Group LLC became guarantors of the borrowings under the Credit Agreement and pledged certain of each entity’s assets as collateral.
The Borrower is a direct subsidiary of Grindr Gap LLC, which is a direct subsidiary of Grindr Group LLC. Grindr Group LLC is a direct subsidiary of Grindr Inc. Borrowings under the Credit Agreement are guaranteed by Grindr Inc., Grindr Group LLC, Grindr Gap LLC and all of the subsidiaries of Grindr Group LLC (other than the Borrower and Grindr Canada Inc.) and are collateralized by the capital stock and/or certain assets of Grindr Inc., Grindr Group LLC and all of the subsidiaries of Grindr Group LLC.
The Borrower may be required to make annual mandatory prepayments under the Credit Agreement equal to a percentage of the Company’s consolidated excess cash flow (as defined in the Credit Agreement) based on the Company's leverage ratio. The Borrower must also make mandatory prepayments upon the occurrence of certain other events. No mandatory prepayments were required for the three and six months ended June 30, 2023 and 2022 or for the year ended

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2022. The Company paid $17,442 for principal and interest in May 2023, which included a mandatory prepayment of principal. Amounts repaid under the Credit Agreement may not be reborrowed.
For the Initial Term Loans, the Borrower is required to make quarterly principal repayments equal to 0.50% of the original principal amount of the relevant loans, with the remaining aggregate principal amount payable on the maturity date of June 10, 2025 for a portion of the Initial Term Loans and until the maturity date of November 14, 2027 in the case of the remaining Initial Term Loans. For the Supplemental Term Loan I, the Borrower is required to make quarterly principal payments equal to 0.50% of the original principal amount of the loan, beginning on June 30, 2023, with the remaining aggregate principal amount payable on the maturity date of November 14, 2027. The maturity date for the Supplemental Term Loan I may be accelerated if the Initial Term Loans maturing on June 10, 2025 or the Supplemental Term Loan II maturing on May 17, 2024 are not repaid before their respective maturity dates. For the Supplemental Term Loan II, the Borrower is required to make principal payments equal to 25% of the original principal amount of the loan on June 30, 2023 and December 31, 2023, with the remaining aggregate principal amount payable on the maturity date of May 17, 2024.
The Initial Term Loans require payment of a premium on voluntary and mandatory prepayments (other than excess cash flow) until June 10, 2024 of the Initial Term Loans and until November 14, 2024 in the case of the remaining Initial Term Loans. The Supplemental Term Loan I requires payment of a premium on voluntary and mandatory prepayments (other than excess cash flow) until November 14, 2024. There is no prepayment premium required for the Supplemental Term Loan II.
Borrowings under the Credit Agreement are index rate loans or Term SOFR loans, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 7.0% for all index rate loans, except for the Supplemental Term Loan II for which the applicable margin is currently 3.2%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 8.0% for all Term SOFR loans except for the Supplemental Term Loan II for which the applicable margin is currently 4.2%.
The Credit Agreement includes restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than a specified level, currently 4.50:1.00 prior to and through May 17, 2024 to the extent any Supplemental Term Loan II is outstanding. If no amount is outstanding under the Supplemental Term Loan II, our total leverage ratio must be no greater than 4.75:1.00 prior to and through March 31, 2024 and no greater than 4.25:1.00 thereafter. Also pursuant to the Fourth Amendment, the Company and Grindr Group became subject to the covenants under the Credit Agreement and the Company replaced Grindr Gap LLC as the reporting entity under the Credit Agreement. As such, the Company is required to furnish certain financial information to Fortress, including the financial covenant certification. As of December 31, 2022, the Borrower was in compliance with the financial covenants and as of June 30, 2023, the Company was in compliance with the financial covenants.

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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting identified previously, which continues to exist as of June 30, 2023, as discussed below.
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
Item 1A. Risk Factors
Other than the risk factors below, there have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the globe, with the continued contributions of our senior management being especially critical to our success. We face intense competition in the industry for well-qualified, highly skilled employees and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, a key contributor to our success and our ability to foster the innovation, creativity, and teamwork that we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage our RTO Plan, among other factors, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity, and retention could suffer, and our business, financial condition, and results of operations could be materially adversely affected. As a result of our RTO Plan, we may experience challenges related to talent retention and recruitment, employment related claims, or increased administrative and severance costs.
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

Unionization activities may disrupt our operations and adversely affect our business.
Although none of our employees are currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions in the future. In July 2023, a labor union filed an election petition with the National Labor Relations Board seeking to represent certain of our employees. If a significant number of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our employee culture, decrease our flexibility, and disrupt our business. In addition, a labor dispute or union election campaign involving some or all of our employees, may harm our reputation, disrupt our operations, and result in litigation expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
10.1**	Amendment No. 4 to the Credit Agreement, dated as of May 12, 2023, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp., Grindr Inc., Grindr Group LLC and the other parties thereto.	Form 8-K	001-39714	10.1	May 17, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on this 14th day of August, 2023.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)