Form 10-Q
period 2023-09-30
Grindr Inc.
filed 2023-11-14
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________ to _________
Commission file number 001-39714
________________________
Grindr Inc.
(Exact name of registrant as specified in its charter)
________________________

Delaware	92-1079067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 69176, 750 N. San Vicente Blvd., Suite RE 1400 West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 174,767,387 shares of common stock outstanding as of November 10, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs, current expectations or projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipates,” “approximately,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “seeks,” “should,” “will” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about our business and future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ materially from those expressed in any forward-looking statement. There are no guarantees that any transactions or events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements:
•our success in retaining or recruiting our directors, officers, key employees, or other key personnel, and our success in managing any changes in such roles;
•the impact of the regulatory environment and complexities with compliance related to such environment, including maintaining compliance with privacy and data protection laws and regulations;
•our ability to respond to general economic conditions;
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
•the effects of macroeconomic and geopolitical events on our business, such as health epidemics, pandemics, natural disasters and wars or other regional conflicts;
•the ability to maintain the listing of our common stock and public warrants on the New York Stock Exchange (“NYSE”); and
•the increasingly competitive environment in which we operate.
In addition, statements that “Grindr believes” or “we believe” and similar statements reflect our beliefs and opinions on the relevant subjects. These statements are based upon information available to us as of the date they are made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the section titled "Risk Factors" included under Part II, Item 1A in this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$29,948	$8,725
Accounts receivable, net of allowance of $876 and $336, respectively	32,311	22,435
Prepaid expenses	5,942	7,622
Deferred charges	3,711	3,652
Other current assets	212	750
Total current assets	72,124	43,184
Restricted cash	1,392	1,392
Property and equipment, net	1,516	2,021
Capitalized software development costs, net	7,718	7,385
Intangible assets, net	86,549	104,544
Goodwill	275,703	275,703
Right-of-use assets	3,668	4,535
Other assets	239	64
Total assets	$448,909	$438,828
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,356	$5,435
Accrued expenses and other current liabilities	22,223	15,681
Current maturities of long-term debt, net	24,341	22,152
Deferred revenue	19,147	18,586
Total current liabilities	67,067	61,854
Long-term debt, net	319,036	338,476
Warrant liability	29,514	17,933
Lease liability	2,615	3,658
Deferred tax liability	5,455	12,528
Other non-current liabilities	1,078	327
Total liabilities	424,765	434,776
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 174,206,564 and 173,524,360 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	40,175	9,078
Accumulated deficit	(16,048)	(5,043)
Total stockholders’ equity	24,144	4,052
Total liabilities and stockholders’ equity	$448,909	$438,828
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$70,258	$50,402	$187,605	$140,487
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,243	12,955	49,168	36,758
Selling, general and administrative expense	16,420	20,325	52,523	53,937
Product development expense	13,270	4,159	24,976	11,981
Depreciation and amortization	5,753	9,097	21,845	27,215
Total operating expenses	53,686	46,536	148,512	129,891
Income from operations	16,572	3,866	39,093	10,596
Other income (expense)
Interest expense, net	(11,985)	(4,786)	(35,695)	(10,998)
Other expense, net	(390)	(263)	(98)	(329)
Change in fair value of warrant liability	(3,362)	—	(11,581)	—
Total other income (expense), net	(15,737)	(5,049)	(47,374)	(11,327)
Net income (loss) before income tax	835	(1,183)	(8,281)	(731)
Income tax provision	1,272	3,474	2,724	3,727
Net loss and comprehensive loss	$(437)	$(4,657)	$(11,005)	$(4,458)
Net loss per share:
Basic	$0.00	$(0.03)	$(0.06)	$(0.03)
Diluted	$0.00	$(0.03)	$(0.06)	$(0.03)
Weighted-average shares outstanding:
Basic	174,113,605	155,863,725	173,871,888	155,705,031
Diluted	174,113,605	155,863,725	173,871,888	155,705,031
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Series Y Preferred Units (Par value $0.00001)		Series X Ordinary Units (Par value $0.00001)		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021, as previously reported	—	$—	—	$—	—	$—	110,867,483	$1	$269,131	$(5,895)	$263,237
Retroactive application of recapitalization	—	—	155,541,074	16	—	—	(110,867,483)	(1)	(15)	—	—
Balance at December 31, 2021, after effect of reverse recapitalization	—	—	155,541,074	16	—	—	—	—	269,116	(5,895)	263,237
Net income	—	—	—	—	—	—	—	—	—	4,501	4,501
Interest on the promissory note to a member	—	—	—	—	—	—	—	—	(741)	—	(741)
Related party unit-based compensation	—	—	—	—	—	—	—	—	349	—	349
Stock-based compensation	—	—	—	—	—	—	—	—	414	—	414
Exercise of stock options	—	—	37,086	—	—	—	—	—	119	—	119
Balance at March 31, 2022	—	—	155,578,160	16	—	—	—	—	269,257	(1,394)	267,879
Net loss	—	—	—	—	—	—	—	—	—	(4,302)	(4,302)
Member distributions	—	—	—	—	—	—	—	—	(83,313)	—	(83,313)
Interest on promissory note to a member	—	—	—	—	—	—	—	—	(746)	—	(746)
Repayment of promissory note to member	—	—	—	—	—	—	—	—	427	—	427
Payment of interest on promissory note to member	—	—	—	—	—	—	—	—	3,362	—	3,362
Exercise of stock options	—	—	270,820	—	—	—	—	—	906	—	906
Contribution from member - related party unit-based comp	—	—	—	—	—	—	—	—	12,598	—	12,598
Unit-based compensation expense	—	—	—	—	—	—	—	—	360	—	360
Balance at June 30, 2022	—	—	155,848,980	16	—	—	—	—	202,851	(5,696)	197,171
Net loss	—	—	—	—	—	—	—	—	—	(4,657)	(4,657)
Interest on promissory note to a member	—	—	—	—	—	—	—	—	(745)	—	(745)
Exercise of stock options	—	—	28,250	—	—	—	—	—	111	—	111
Contribution from member - related party unit-based comp	—	—	—	—	—	—	—	—	9,097	—	9,097
Unit-based compensation expense	—	—	—	—	—	—	—	—	643	—	643
Balance at September 30, 2022	—	$—	155,877,230	$16	—	$—	—	$—	$211,957	$(10,353)	$201,620

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	173,524,360	$17		$9,078	$(5,043)	$4,052
Net loss	—	—	—	—		—	(32,899)	(32,899)
Interest on the promissory note to a member	—	—	—	—		(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—		18,833	—	18,833
Payment of interest on promissory note to a member	—	—	—	—		520	—	520
Stock-based compensation	—	—	—	—		3,126	—	3,126
Vested restricted stock units	—	—	21,875	—		—	—	—
Exercise of stock options	—	—	296,477	—		1,010	—	1,010
Balance at March 31, 2023	—	—	173,842,712	17		32,285	(37,942)	(5,640)
Net income	—	—	—	—		—	22,331	22,331
Stock-based compensation	—	—	—	—		3,432	—	3,432
Vested restricted stock units	—	—	21,875	—		—	—	—
Exercise of stock options	—	—	189,072	—		674	—	674
Balance at June 30, 2023	—	—	174,053,659	17		36,391	(15,611)	20,797
Net loss	—	—	—	—		—	(437)	(437)
Pre-Closing entity income tax adjustment	—	—	—	—		(148)	—	(148)
Stock-based compensation	—	—	—	—		3,474	—	3,474
Vested restricted stock units	—	—	31,180	—		—	—	—
Exercise of stock options	—	—	121,725	—	—	458	—	458
Balance at September 30, 2023	—	$—	174,206,564	$17		$40,175	$(16,048)	$24,144

See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(11,005)	$(4,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	10,594	23,353
Change in fair value of warrant liability	11,581	—
Amortization of debt issuance costs	1,452	759
Interest income on promissory note from member	(282)	(2,232)
Depreciation and amortization	21,845	27,215
Provision for expected credit losses/doubtful accounts	540	27
Deferred income taxes	(7,221)	(3,595)
Non-cash lease expense	867	777
Changes in operating assets and liabilities:
Accounts receivable	(10,416)	(575)
Prepaid expenses and deferred charges	1,621	(1,030)
Other current assets	538	(4,779)
Other assets	(175)	(677)
Accounts payable	(2,883)	(524)
Accrued expenses and other current liabilities	6,542	5,545
Deferred revenue	561	(1,345)
Lease liability	(1,043)	(1,667)
Net cash provided by operating activities	23,116	36,794
Investing activities
Purchase of property and equipment	(241)	(339)
Additions to capitalized software	(3,248)	(3,434)
Net cash used in investing activities	(3,489)	(3,773)
Financing activities
Transaction costs paid in connection with the Business Combination	(1,196)	—
Proceeds from the repayment of promissory note to a member including interest	19,353	—
Proceeds from exercise of stock options	2,142	1,136
Distributions paid	—	(79,524)
Proceeds of issuance of debt	—	60,000
Principal payment on debt	(18,703)	(2,220)
Payment of debt issuance costs	—	(955)
Net cash provided by (used in) financing activities	1,596	(21,563)
Net increase in cash, cash equivalents and restricted cash	21,223	11,458
Cash, cash equivalents and restricted cash, beginning of the period	10,117	17,170
Cash, cash equivalents and restricted cash, end of the period	$31,340	$28,628
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$29,948	$27,236
Restricted cash	1,392	1,392
Cash, cash equivalents and restricted cash	$31,340	$28,628
Supplemental disclosure of cash flow information:
Cash interest paid	$34,973	$12,591
Income taxes paid	$5,494	$2,207
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

1.Nature of Business
Grindr Inc. (“Grindr”) is headquartered in Los Angeles, California, with offices in Chicago, Illinois, San Francisco, California, Palo Alto, California and New York, New York, and manages and operates the Grindr platform, a global social network platform serving and addressing the needs of the LGBTQ community. The Grindr platform is available as an app through Apple’s App Store for iPhones and Google Play for Android, as well as on the web. The Company offers both a free, ad-supported service and a premium subscription version.
Grindr was originally incorporated in the Cayman Islands on July 27, 2020, under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities. On May 9, 2022, Grindr Group LLC (“Grindr Group”) and its subsidiaries (“Legacy Grindr”) entered into an Agreement and Plan of Merger (as amended on October 5, 2022, the “Merger Agreement”) with Tiga, in which Grindr Group became a wholly owned subsidiary of Tiga (the “Business Combination”). On November 17, 2022, Tiga was redomiciled to the United States. Upon the closing of the Business Combination on November 18, 2022 (the “Closing”), Tiga was renamed to “Grindr Inc.”
Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company” refers to Legacy Grindr prior to the consummation of the Business Combination, and to Grindr and its subsidiaries after the consummation of the Business Combination.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Business Combination was accounted for as a reverse recapitalization under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Tiga was treated as the acquired company for financial reporting purposes. This determination was primarily based on (i) the Legacy Grindr unitholders having a relative majority of the voting power of Grindr, (ii) Legacy Grindr unitholders having the ability to nominate the majority of the members of the board of directors of the Company (the "Board"), and (iii) Legacy Grindr senior management comprising the senior management roles of Grindr, and being responsible for the Company's day-to-day operations and strategy. Accordingly, for accounting purposes, the financial statements of Grindr represent a continuation of the financial statements of Legacy Grindr with the Business Combination being treated as the equivalent of Legacy Grindr issuing shares for the net assets of Tiga, accompanied by a recapitalization. The net assets of Tiga were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy Grindr and the accumulated deficit of Legacy Grindr has been carried forward after Closing.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2022. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results expected for the full year ending December 31, 2023.

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
Recurring Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:
•Money market funds and U.S. treasury bonds — The carrying amount of money market funds and U.S. treasury bonds approximates fair value and is classified within Level 1 because the fair value is determined through quoted market prices.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s Credit Agreement balances as disclosed in Note 6 were measured by comparing their prepayment values and present value using observable market data consisting of interest rates based on similar credit ratings.
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
The Company derives substantially all of its revenue from subscription revenue, premium add-ons and advertising revenue. As permitted under the practical expedient available under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.
Direct Revenue
Direct revenue consists of subscription revenue and premium add-ons to access premium features. Subscription revenue is generated through the sale of subscriptions that are currently offered in one-week, one-month, three-month, six-month, and twelve-month lengths. Subscription revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Premium add-on revenue is generated through the sale of an add-on feature on a pay-per-use, or a la carte, basis. Premium features are activated upon purchase and are available for a short duration, generally, within one day. Revenue from premium add-ons is recognized upon purchase of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
Indirect Revenue
Indirect revenue consists of advertising revenue and other non-direct revenue. The Company has contractual relationships with advertising service providers and also directly with advertisers to display advertisements in the Grindr platform. For all advertising arrangements, the Company’s performance obligation is to provide the inventory for advertisements to be displayed in the Grindr platform. For contracts made directly with advertisers, the Company is also obligated to serve the advertisements in the Grindr platform. Providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Accounts Receivable, net of allowance for credit losses
The majority of app users access the Company’s services through Apple’s App Store and Google Play. The Company evaluates the credit worthiness of these two mobile app stores on an ongoing basis and does not require collateral from these entities. Accounts receivable also include amounts currently due from advertising customers. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon historical collection trends adjusted for economic conditions using reasonable and supportable forecasts.
The accounts receivable balances, net of allowances, were $32,311 and $22,435 as of September 30, 2023, and December 31, 2022, respectively. The opening balance of accounts receivable, net of allowances, was $17,885 as of January 1, 2022.
Contract Liabilities
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue ratably over the terms of the applicable subscription period or expected completion of the performance obligation, which range from one week to twelve months. The deferred revenue balances were $19,147 and $18,586 as of September 30, 2023 and December 31, 2022, respectively. The opening balance of deferred revenue was $20,077 as of January 1, 2022.
For the three and nine months ended September 30, 2023, the Company recognized $1,239 and $18,116 of revenue, respectively, that was included in the deferred revenue balance as of December 31, 2022. For the three and nine months ended September 30, 2022, the Company recognized $2,406 and $18,848, respectively of revenue that was included in the deferred revenue balance as of December 31, 2021.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers for the three and nine months ended September 30, 2023, and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct revenue	$61,575	$43,209	$162,886	$118,364
Indirect revenue	8,683	7,193	24,719	22,123
	$70,258	$50,402	$187,605	$140,487

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$40,450	$31,127	$109,823	$87,876
United Kingdom	5,703	3,752	14,729	10,457
Rest of the world	24,105	15,523	63,053	42,154
	$70,258	$50,402	$187,605	$140,487

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) allows the Company to delay adoption of new or revised pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
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
3.Other Current Assets
Other current assets consist of the following:

	September 30, 2023	December 31, 2022
Cloud computing arrangements implementation costs	$190	$624
Other current assets	22	126
	$212	$750

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

4.Promissory Note from a Member
On April 27, 2021, Catapult GP II LLC (“Catapult GP II”), a related party wherein certain members of Catapult GP II were executives of the Company, purchased 5,387,194 common units of Legacy Grindr, which were converted using the Exchange Ratio to 7,385,233 common shares of the Company upon the Business Combination. In conjunction with the common units purchased, the Company entered into a full recourse promissory note with Catapult GP II with a face value of $30,000 (the “Note”). The Note, including all unpaid interest, was to be repaid the earlier of 1) the tenth anniversary of the Note, 2) upon the completion of a liquidity event, or 3) upon completion of an initial public offering or a special-purpose acquisition company transaction. The Note accrued interest at 10% per annum on a straight-line basis.
The Note, including interest, was fully paid in the first quarter of 2023. The total amount outstanding on the Note, including interest, was zero and $19,071 as of September 30, 2023, and December 31, 2022, respectively. The Note and the related accrued interest were reflected as a reduction to equity in the condensed consolidated statements of stockholders’ equity.
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Income and other taxes payable	$9,677	$5,360
Interest payable	2,705	2,444
Employee compensation and benefits	4,566	813
Lease liability	1,353	1,050
Accrued legal expense	1,415	1,308
Accrued professional service fees	1,025	2,317
CEO make-whole bonus	—	1,200
Settlement payable to a former director	—	641
Other accrued expenses	1,482	548
	$22,223	$15,681
6.Debt
Total debt for the Company is comprised of the following:

	September 30, 2023	December 31, 2022
Credit Agreement
Current	$24,341	$22,152
Non-current	324,436	345,328
	348,777	367,480
Less: unamortized debt issuance costs	(5,400)	(6,852)
	$343,377	$360,628

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
On June 10, 2020, Grindr Gap LLC and Grindr Capital LLC (the "Borrower"), wholly owned indirect subsidiaries of the Company, and the other credit parties and lenders party thereto entered into a credit agreement (the “Original Agreement,” and as subsequently amended, the “Credit Agreement”) which permitted the Borrower to borrow up to $192,000 (the "Original Loan"). On June 13, 2022, a second amendment (the “Second Amendment”) to the Credit Agreement was entered into which allowed the Borrower to borrow an additional $60,000 (the “Second Amendment Loan,” and together with the Original Loan, the "Initial Term Loans").
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
On May 12, 2023, the Company, Grindr Group, Grindr Gap LLC, the Borrower, and the other credit parties and lenders party thereto entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”) pursuant to which the Company and Grindr Group became guarantors of the borrowings under the Credit Agreement and pledged certain of each entity’s assets as collateral. The Borrower is a direct subsidiary of Grindr Gap LLC, which is a direct subsidiary of Grindr Group. Grindr Group is a direct subsidiary of the Company. Borrowings under the Credit Agreement are guaranteed by the Company, Grindr Group, Grindr Gap, and all of the subsidiaries of Legacy Grindr (other than the Borrower and Grindr Canada Inc.) and are collateralized by the capital stock and/or certain assets of the Company, Grindr Group and all of the subsidiaries of Legacy Grindr.
In addition to quarterly amortization payments as described below, borrowings under the Credit Agreement mature on various dates ranging from May 17, 2024, on which the Supplemental Term Loan II matures, to November 14, 2027. The Borrower may be required to make annual mandatory prepayments under the Credit Agreement equal to a percentage of the Company’s consolidated excess cash flow (as defined in the Credit Agreement) based on the Company's leverage ratio. The Borrower must also make mandatory prepayments upon the occurrence of certain other events. During the nine months ended September 30, 2023, the Company paid $17,442 for principal and interest in May 2023, which included a mandatory prepayment of principal. No mandatory prepayments were required for the three and nine months ended September 30, 2022. The amounts repaid on any of the Term Loans under the Credit Agreement may not be reborrowed.
The obligations under the Credit Agreement are subject to acceleration at the election of the required lenders during the continuance of any event of default. A default interest rate of an additional 2% per annum will apply on all outstanding obligations after the occurrence of an event of default.
For the three months ended September 30, 2023, and 2022, the Company did not incur any debt issuance costs in conjunction with the Credit Agreement. For the nine months ended September 30, 2023, and 2022, the Company incurred none and $955 in debt issuance costs in conjunction with the Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the condensed consolidated statements of operations and comprehensive loss.
Initial Term Loans
The Borrower drew the maximum permitted amount under the Original Loan and the Second Amendment Loan at the time of entry into the Original Agreement and the Second Amendment, respectively. The Initial Term Loans are index rate loans or Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the Credit Agreement) loans, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 7.0%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 8.0%. The interest rates in effect as of September 30, 2023, and December 31, 2022 were 13.7% and 11.7%, respectively.
The prepayment premium on Initial Term Loans is 2.0% of the principal amount prepaid during the first year of the loan plus the payment of all interest that would have been accrued assuming no change in Term SOFR and 2.0% of the principal amount prepaid during the second year of the loan. For the Initial Term Loans, the Borrower is required to make quarterly principal repayments equal to 0.5% of the original principal amount of the relevant loans, with the remaining aggregate principal amount payable on the maturity date of June 10, 2025, for a portion of the Initial Term Loans and the maturity date of November 14, 2027 for the remaining Initial Term Loans.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Supplemental Term Loan I
On November 14, 2022, the Borrower drew the full amount of the Supplemental Term Loan I. The Supplemental Term Loan I is an index rate loan or Term SOFR loan, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 7.0%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 8.0%. The interest rate in effect for Supplemental Facility I as of September 30, 2023, and December 31, 2022, was 13.6% and 12.5%, respectively.
The prepayment premium on Supplemental Facility I is 2.0% of the principal amount prepaid during the first year plus the payment of all interest that would have been accrued assuming no change in Term SOFR and 2.0% of the principal amount prepaid during the second year.
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
Supplemental Term Loan II
On November 17, 2022, the Borrower drew the full amount of the Supplemental Term Loan II. The Supplemental Term Loan II is an index rate loan or Term SOFR loan, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 3.2%. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The applicable margin is currently 4.2%, The interest rate in effect for the Supplemental Term Loan II as of September 30, 2023, and December 31, 2022 was 9.8% and 8.7%, respectively.
There is no prepayment premium for the Supplemental Term Loan II. For the Supplemental Term Loan II, the Borrower is required to make principal payments equal to a quarter of the original principal amount of the loan on September 30, 2023, and December 31, 2023, with the remaining aggregate principal amount payable on the maturity date of May 17, 2024.
Covenants
The Credit Agreement includes restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than a specified level, currently 4.50:1.00 prior to and through May 17, 2024, to the extent any Supplemental Term Loan II is outstanding. If no amount is outstanding under Supplemental Term Loan II, our total leverage ratio must be no greater than 4.75:1.00 prior to and through March 31, 2024 and no greater than 4.25:1.00 thereafter.
Also pursuant to the Fourth Amendment, the Company and Grindr Group became subject to the covenants under the Credit Agreement and the Company replaced Grindr Gap LLC as the reporting entity under the Credit Agreement. As such, the Company is required to furnish certain financial information to the lenders, including a financial covenant certification.
As of December 31, 2022, the Borrower was in compliance with the financial covenants under the Credit Agreement and as of September 30, 2023, the Company was in compliance with the financial covenants under the Credit Agreement.
Fair value
The fair values of the Company’s Credit Agreement balances were measured by the discounted cash flow method or comparing their prepayment values and observable market data consisting of interest rates based on similar credit ratings, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the Credit Agreement balances as of September 30, 2023, and December 31, 2022, was $360,231 and $394,785, respectively.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
7.Leases
Company as a lessee
The Company has an operating lease for office space. The lease has an original lease period expiring in 2026 with an option to renew. Renewal options are not recognized as part of the right-of-use assets and lease liabilities as it was not reasonably certain at the lease commencement date that the Company would exercise this option to extend the lease.
The Company elected certain practical expedients under ASC 842 which allows for the combination of lease and non-lease components of lease payments in determining right-of-use assets and related lease liabilities. The Company also elected the short-term lease exception. Leases with an initial term of twelve-months or less that do not include an option to purchase the underlying asset are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.
Components of lease cost included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$413	$413	$1,239	$1,239
Sublease income	(189)	(183)	(566)	(550)
Total lease cost	$224	$230	$673	$689
Supplemental cash flow information related to the lease is as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,267	$958
Right-of-use assets obtained in exchange for lease liabilities:
Lease recognized upon adoption of ASC 842	$—	$5,585
Supplemental balance sheet information related to the lease as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Assets:
Right-of-use assets	$3,668	$4,535
Liabilities:
Accrued expenses and other current liabilities	$1,353	$1,050
Lease liability, long-term portion	2,615	3,658
Total operating lease liabilities	$3,968	$4,708
Weighted average remaining operating lease term (years)	2.6	3.3
Weighted average operating lease discount rate	11.41%	11.41%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company’s lease does not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities as of September 30, 2023, are as follows:

Remainder of 2023	$417
2024	1,746
2025	1,799
2026	605
Thereafter	—
Total lease payments	$4,567
Less: imputed interest	(599)
Total lease liabilities	$3,968
There were no leases with residual value guarantees or executed leases that had not yet commenced as of September 30, 2023.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant as of September 30, 2023 were as follows:

Remainder of 2023	$123
2024	649
2025	729
2026	249
Thereafter	—
$1,750
8.Warrant Liabilities
In connection with Tiga’s initial public offering, Tiga issued (i) 18,560,000 private placement warrants (“Private Warrants”) to its sponsor, Tiga Sponsor LLC (the “Sponsor”), and (ii) sold 13,800,000 public warrants. In connection with the reverse recapitalization treatment of the Business Combination, the Company effectively issued 37,360,000 warrants to purchase shares of Grindr’s common stock, which included 13,800,000 public warrants, 18,560,000 Private Warrants, 2,500,000 redeemable warrants ("Forward Purchase Warrants") issued pursuant to the Second Amended and Restated Forward Purchase Agreement, dated May 9, 2022, by and between Tiga and the Sponsor ("FPA"), and 2,500,000 redeemable warrants issued pursuant to a backstop commitment under the FPA ("Backstop Warrants"). The Forward Purchase Warrants and the Backstop Warrants have the same terms and are in the same form as the public warrants (as such, will collectively be referred to as the “Public Warrants”).
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
As of September 30, 2023, and December 31, 2022, the Public Warrants and Private Warrants remained outstanding and unexercised. As of September 30, 2023, and December 31, 2022, the Public Warrant and Private Warrants were remeasured to fair value of $29,514 and $17,933, respectively. The change in fair value for the three and nine months ended September 30, 2023, was a loss of $3,362 and $11,581, respectively, recognized in the consolidated statements of operations and comprehensive loss.

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
2022 Plan
Executive Incentive Awards – Market Condition Awards
The Company entered into employment agreements with the Company’s CEO and Chief Financial Officer (“CFO”). The employment agreements include cash compensation and incentive awards in the form of restricted stock units. Certain awards are subject to market conditions. The CEO market condition awards and the CFO market condition awards (together, the “Market Condition Awards”) are liability-classified and will require fair value remeasurement at the end of each reporting period. No new Market Condition Awards were granted or forfeited during the nine months ended September 30, 2023.
The Company used the Monte Carlo simulation model to value the liability-classified award. The key inputs into the Monte Carlo simulation as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Expected term (in years)	9.1 years	9.9 years
Volatility	70.0%	65.0%
Risk-free interest rate	4.6%	3.8%
Dividend yield	—%	—%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Time-based Awards Activity
A summary of the unvested time-based restricted stock unit (“RSU”) activity for director RSUs, employee RSUs, and the time-based awards granted to the CEO and CFO during the nine months ended September 30, 2023, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	4,555,256	$10.10
Granted	1,280,656	$6.05
Vested	(74,930)	$8.45
Forfeited	(361,135)	$7.48
Unvested at September 30, 2023	5,399,847	$9.34
2020 Plan
Stock options
The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	4,705,765	$5.15
Exercised	(607,274)	$3.57
Forfeited or expired	(1,921,168)	$5.97
Outstanding at September 30, 2023	2,177,323	$4.88
The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the fair value of stock options granted for the nine months ended September 30, 2022. No options were granted under the 2020 Plan for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2022
Expected life of options (in years)(1)	4.57 - 4.61
Expected stock price volatility(2)	56.4% - 60.9%
Risk free interest rate(3)	1.4% - 3.1%
Expected dividend yield(4)	—%
Weighted average grant-date fair value per share of stock options granted	$2.75 - $5.81
Fair value per common stock of Legacy Grindr (adjusted by the Exchange Ratio)	$4.20 - $7.93
(1)The expected term of the awards is determined using the simplified method, which estimates the expected term using the contractual life of the option and the vesting period.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three and nine months ended September 30, 2023, and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative expenses	$3,639	$9,435	$9,809	$22,870
Product development expenses	9	251	785	483
	$3,648	$9,686	$10,594	$23,353
Stock-based compensation expense that was capitalized as an asset was $51 and $54 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense that was capitalized as an asset was $189 and $108 for each of the nine months ended September 30, 2023 and 2022, respectively.
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
For the three months ended September 30, 2023, and 2022, the Company recorded an income tax provision of $1,272 and $3,474, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $2,724 and $3,727, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% because of the nondeductible fair value adjustments on the change in the warrant liabilities and was also impacted by the change in valuation allowance, nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit. Due to the ongoing market volatility of the fair value adjustments on the warrant liabilities, the adjustments are not estimable and as a result, the Company applied the tax effect of the fair value adjustment to the warrant liabilities as a discrete item in the current quarter.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
11.Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss and comprehensive loss	$(437)	$(4,657)	$(11,005)	$(4,458)
Denominator:
Basic and diluted weighted average shares of common shares outstanding	174,113,605	155,863,725	173,871,888	155,705,031

Net loss per share:
Basic	$0.00	$(0.03)	$(0.06)	$(0.03)
Diluted	$0.00	$(0.03)	$(0.06)	$(0.03)
The weighted-average number of shares of common stock outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination.
The following table presents the potential shares that are excluded from the computation of diluted net loss per share and comprehensive loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options issued under 2020 Plan	2,177,323	1,398,010	2,177,323	2,287,107
Time-based RSUs	5,399,847	—	5,399,847	—
Public and Private Warrants	37,360,000	—	37,360,000	—
The table above does not include shares issuable under the Executive Market Condition Awards, as the market condition criterion has not yet been achieved. Such shares are also not included in the Company’s calculation of basic or diluted net loss per share.

12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,342	$15,342	$—	$—
U.S. treasury bonds	10,590	10,590	—	—
	$25,932	$25,932	$—	$—

Liabilities:
Executive Market Condition Awards	$5,516	$—	$—	$5,516
Common stock warrant liabilities	29,514	14,852	14,662	—
	$35,030	$14,852	$14,662	$5,516

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
Money market funds and U.S. treasury bonds
The money market funds and U.S. treasury bonds are classified within Level 1 as these securities are traded on an active public market.
Executive Market Condition Awards
The Market Condition Awards are liability-classified awards requiring fair value measurement at the end of each reporting period. See Note 9 for the inputs used to value the liability-classified award.
Common Stock Warrant Liabilities
The warrants were accounted for as a liability in accordance with ASC 815, Derivative and Hedging. The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations and comprehensive loss.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$9,024	$8,909	$17,933
Change in fair value of warrant liability	5,828	5,753	11,581
Fair value as of September 30, 2023	$14,852	$14,662	$29,514
13.Related Parties
Prior to the closing of the Business Combination, for the three and nine months ended September 30, 2022, the Company paid advisor fees and out-of-pocket expenses amounting to $175 and $606, respectively, to two individuals who held ownership interest in Legacy Grindr and are stockholders of the Company. The two individuals were appointed to the Board upon the consummation of the Business Combination, and the advisory agreement was terminated upon their appointment to the Board concurrent with the consummation of the Business Combination. For the three and nine months ended September 30, 2023, the Company paid outstanding advisor fees amounting to $350, respectively, and $97 was forgiven. All fees related to advisor service related to Legacy Grindr.
See Note 4 and Note 9 for additional related party transactions with Catapult GP II and Catapult Goliath.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
14.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Currently, it is too early to determine the outcome and probability of any legal proceedings and whether they would have a material adverse effect on the Company’s business. As of September 30, 2023, and December 31, 2022, there were no amounts accrued that the Company believes would be material to its financial position. Other commitments have not materially changed since December 31, 2022.
In January 2020, the Norwegian Consumer Council (“NCC”) submitted complaints to the Norwegian Data Protection Authority (“NDPA”) under Article 77(1) of the General Data Protection Regulation (“GDPR”) against Grindr LLC, a wholly-owned subsidiary of the Company and other parties. The complaints reference a report entitled “Out Of Control: How consumers are exploited by the online advertising industry.” The NCC argued that (1) Grindr LLC lacks valid consent for data sharing, (2) Grindr LLC shares personal data under Article 9 and does not have a legal basis for processing personal data under Article 9, and (3) Grindr LLC does not provide clear information about data sharing, which infringes the principle of transparency in Article (5)(1)(a) GDPR. In January 2021, the NDPA sent Grindr LLC an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,370 using the exchange rate as of September 30, 2023) for an alleged infringement of the GDPR. This was notice of a proposed fine to which Grindr LLC was entitled to respond before the NDPA made a final decision. The NDPA alleged (i) that Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) that Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC responded to the Advance notification on March 8, 2021, to contest the draft findings and fine. A redacted copy of Grindr LLC’s response was made public.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $6,090 using the exchange rate as of September 30, 2023), with an extended deadline for Grindr LLC to appeal through February 14, 2022. On February 14, 2022, Grindr LLC filed an appeal brief with the NDPA. On July 5, 2022, NDPA requested additional documentation from Grindr LLC, specifically regarding whether ad tech partners have deleted any data received from Grindr for advertising purposes. On August 3, 2022, Grindr LLC provided the NDPA with evidence documenting the Company's standard practice of directing terminated ad tech partners to delete any remaining Grindr user data they may have. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited ("Kunlun") entered into an escrow agreement providing for Grindr Group's access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC's appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the "NPAB").
On December 7, 2022, the NDPA upheld the reduced administrative fine against Grindr LLC and the appeal was sent to the NPAB for further consideration. On February 10, 2023, Grindr LLC submitted its response. On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On October 27, 2023, Grindr LLC filed suit in Oslo District Court to overturn the NPAB's decision, including to eliminate the fine. At this time, Grindr is not able to reasonably estimate the likelihood or amount of any fine that Grindr LLC may ultimately be required to pay.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California law, including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. On July 5, 2022, Grindr LLC filed a motion to determine the governing law. On December 22, 2022, Grindr LLC filed its response over the class certification, which opposes class certification and included both employee and expert opinions. The Company believes that the claims lack merit, and it continues to consider and evaluate an appropriate response. At this time, this matter remains in its nascent stages, and it is too early to determine the likely outcome of this proceeding or whether the proceeding may ultimately have a material adverse effect on the Company’s business, including because of the uncertainty of (i) whether Grindr LLC will incur a loss, (ii) if a loss is incurred, what the amount of that loss may be, and (iii) whether Grindr LLC may determine to appeal or further contest the loss.
15.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
In 2020, in response to the coronavirus ("COVID-19") pandemic, the Company adopted a remote-first working policy. In the second quarter of 2023, Grindr leadership decided that the Company would move to a hybrid work model involving a return to in-office work, and in August 2023, the Company announced the adoption of a multi-phase return-to-office plan (the “RTO Plan”). The RTO Plan provides employees with a one-time relocation package to support relocation to offices where their respective teams are based, or severance packages for employees who choose not to relocate or participate in the RTO Plan. In October 2023, the Company announced the second phase of the RTO Plan. The expense related to the RTO Plan expected to be incurred in the fourth quarter of 2023 is less than $2,000.
On October 10, 2023, based on the affirmance of the NPAB upholding NDPA's original decision and fine of 65,000 NOK, Grindr Group received $5,929 from the escrow agreement with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On October 27, 2023, Grindr LLC filed suit in Oslo District Court to overturn the NPAB's decision, including to eliminate the fine.

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
Overview
Grindr Inc. (“Grindr” or the “Company”) is the world’s largest social network focused on the LGBTQ community with approximately 13.5 million MAUs (as defined below) and approximately 962 thousand Paying Users (as defined below) for the three months ended September 30, 2023, and approximately 13.1 million MAUs and approximately 919 thousand Paying Users for the nine months ended September 30, 2023.
We have grown significantly over the years since our product launch. For the three months ended September 30, 2023, and 2022, we generated $70.3 million and $50.4 million of revenue, respectively, and for the nine months ended September 30, 2023, and 2022, we generated $187.6 million and $140.5 million of revenue, respectively, representing period-over-period growth of 39.5% and 33.5% as compared to the three-month and nine-month periods in 2022, respectively. We had over 962 thousand and 919 thousand Paying Users for the three and nine months ended September 30, 2023, respectively, representing period-over-period growth of 18.0% and 19.7% as compared to the three-month and nine-month periods in 2022. We have users in over 190 countries or territories and support 21 languages on our platform. On average, profiles on our platform sent over 339.1 and 314.5 million daily messages for the three months ended September 30, 2023, and 2022, respectively and 329.3 and 302.0 million daily messages for the nine months ended September 30, 2023, and 2022, respectively.
The Grindr mobile application ("Grindr App") is free to download and provides certain services and features to Grindr's users for free, and then offers a variety of additional controls and features for users who subscribe to our premium products and services, Grindr XTRA and Grindr Unlimited. A substantial portion of our revenues are derived directly from users in the form of recurring subscription fees, providing our users access to a variety of features for the period of their subscription, or in the form of add-ons to access premium features. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the LGBTQ social networking space, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which we derived 85.2% and 87.7% of our total revenues for the nine months ended September 30, 2023, and 2022, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users and by providing customized products and services in targeted geographic regions outside of our current core market. We intend to focus on regions with a large number of untapped potential users, favorable regulatory environments, and fast-growing economies.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate revenues from both first-party and third-party advertising. We provide advertisers with the unique opportunity to directly target and reach the LGBTQ community, which is characterized by a higher-than-average proportion of well-educated, brand-conscious individuals with substantial aggregate global purchasing power. Advertisers on our Grindr platform span across many different industries, including healthcare, gaming, travel, and consumer goods. We offer our advertisers a diverse range of initiatives, such as in-app banners, full-screen interstitials, and other customized units, typically sold on an impressions basis. Additionally, we contract with a variety of third-party advertisement sales platforms to market and sell digital and mobile advertising inventory on our Grindr App. We will continue to evaluate opportunities to increase inventory with unique advertising units and offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
In 2020, in response to the coronavirus ("COVID-19") pandemic, we adopted a remote-first working policy. In the second quarter of 2023, our leadership decided that we would move to a hybrid work model involving a return to in-office work, and in August 2023, we announced the adoption of a multi-phase return-to-office plan (the “RTO Plan”). Our RTO Plan provides employees with a one-time relocation package to support relocation to offices where their respective teams are based, or severance packages for employees who choose not to relocate or participate in our RTO Plan. For the three months ended September 30, 2023, severance expenses related to the first phase of RTO Plan amounted to $6.7 million. In October 2023, we announced the second phase of its RTO Plan. The expense related to the RTO Plan expected to be incurred in the fourth quarter of 2023 is less than $2,000.
In July 2023, the Communications Workers of America AFL-CIO filed an election petition with the National Labor Relations Board ("NLRB") seeking to hold a representation election for certain categories of our employees. In August and September 2023, the labor union filed with the NLRB a total of three unfair practice charges against us and requested injunctive relief under Sec. 10(j) of the National Labor Relations Act. As of the date of filing of this Quarterly Report on Form 10-Q, the NLRB has not ruled on the election petition or the unfair labor practice charges.
Consolidated Results for the three months ended September 30, 2023 and 2022
For the three months ended September 30, 2023 and 2022, we generated:
•Revenues of $70.3 million and $50.4 million, respectively. The increase was $19.9 million, or 39.5%.
•Net loss of $0.4 million and $4.7 million, respectively. The decrease in net loss was $4.3 million, or 91.5%.
•Adjusted EBITDA of $32.6 million and $24.0 million, respectively. The increase was $8.6 million, or 35.8%.
Consolidated Results for the nine months ended September 30, 2023 and 2022
For the nine months ended September 30, 2023 and 2022, we generated:
•Revenues of $187.6 million and $140.5 million, respectively. The increase was $47.1 million, or 33.5%.
•Net loss of $11.0 million and $4.5 million, respectively. The increase in net loss was $6.5 million, or 144.4%.
•Adjusted EBITDA of $81.5 million and $65.7 million, respectively. The increase was $15.8 million, or 24.0%.
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
Direct Revenue is driven by our subscription revenue and premium add-ons. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. Our subscription revenue has grown through organic user acquisition and the viral network effects enabled by our brand and market position. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr App. Many of our users choose to pay for premium features and functionalities, such as access to more user profiles, ad-free environments, advanced filters, unlimited blocks and favorites, and the ability to send multiple photos at the same time, to enhance their user experience through our subscription products. Additionally, we offer premium add-ons on a pay-per-use, or à la carte, basis. By continuously introducing new premium features into our subscription offering and unique premium add-on, we continue to increase our Paying Users and average revenue per paying user. For the three months ended September 30, 2023, and 2022, our Direct Revenue accounted for 87.6% and 85.7% of our total revenue, respectively and for the nine months ended September 30, 2023, and 2022, our Direct Revenue accounted for 86.8% and 84.3% of our total revenue, respectively.
Indirect Revenue primarily consists of revenue generated by third parties who pay us to advertise to our users, including advertising, partnerships, merchandise, and other non-direct revenue. Our advertising revenue stream provides advertisers with the unique opportunity to directly target and reach the LGBTQ community, a group with significant global purchasing power. We have attracted advertisers from a diverse array of industries, including healthcare, gaming, travel, and consumer goods. We offer a diverse range of advertising initiatives to advertisers, such as in-app banners, full-screen interstitials, rewarded video, and other customized units, typically on a CPM basis. We contract with a variety of third-party ad platforms to market and sell digital and mobile advertising inventory on our Grindr App. In exchange for facilitating the advertising process, we pay the relevant third-party ad platform a share of the revenue derived from the advertisements they place on the Grindr App. We intend to continue to grow our Indirect Revenue through advertising, partnerships, and other non-direct initiatives.
Operating and Financial Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except ARPPU and ARPU)	2023	2022	2023	2022
Key Operating Metrics
Paying Users	962	815	919	768
Average Direct Revenue per Paying User ("ARPPU")	$21.33	$17.67	$19.69	$17.12
Monthly Active Users ("MAUs")	13,468	12,451	13,142	12,139
Average Total Revenue per User ("ARPU")	$1.74	$1.35	$1.59	$1.29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Key Financial and Non-GAAP Metrics(1)
Revenue	$70,258	$50,402	$187,605	$140,487
Direct revenue	$61,575	$43,209	$162,886	$118,364
Indirect revenue	$8,683	$7,193	$24,719	$22,123
Net loss	$(437)	$(4,657)	$(11,005)	$(4,458)
Net loss margin	(0.6)%	(9.2)%	(5.9)%	(3.2)%
Adjusted EBITDA	$32,601	$24,039	$81,484	$65,663
Adjusted EBITDA Margin	46.4%	47.7%	43.4%	46.7%
Net cash provided by operating activities	$40,963	$13,962	$23,116	$36,794
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin.
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
•ARPPU. We calculate ARPPU based on Direct Revenue in any measurement period, divided by Paying Users in such a period divided by the number of months in the period.
•MAUs. A MAU is a unique device that demonstrated activity on the Grindr App over the course of the specified period. Activity on the app is defined as opening the app, chatting with another user, or viewing the cascade of other users. We also exclude devices where all linked profiles have been banned for spam. We calculate MAUs as a monthly average, by counting the number of MAUs in each month and then dividing by the number of months in the relevant period. We use MAUs to measure the number of active users on our platform on a monthly basis and to understand the pool of users we can potentially convert to Paying Users.
•ARPU. We calculate ARPU based on total revenue in any measurement period, divided by our MAUs in such a period divided by the number of months in the period. As we expand our monetization product offerings, develop new verticals, and grow our community of users, we believe we can continue to increase our ARPU.
Non-GAAP Profitability
We use net loss and net cash provided by operating activities to assess our profitability and liquidity, respectively. In addition to net loss and net cash provided by operating activities, we use Adjusted EBITDA, which is a non-GAAP measure of profitability.
We define Adjusted EBITDA as net loss excluding income tax provision, interest expense, net, depreciation and amortization, stock-based compensation expense, severance, transaction-related costs, litigation-related costs for matters unrelated to the Company's ongoing business, including those matters incurred as part of the Business Combination, Legacy Grindr management fees, change in fair value of warrant liability and other expense. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Factors Affecting our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the section titled "Risk Factors" included under Part II, Item 1A in this Quarterly Report on Form 10-Q.
Growth in User Base and Paying Users
We acquire new users through investments in marketing and brand as well as through word of mouth from existing users and others. We convert these users to Paying Users by introducing premium features which maximize the probability of developing meaningful connections, improve the user experience, and provide more control. For the three months ended September 30, 2023, and 2022, we had approximately 962 thousand and 815 thousand Paying Users, respectively, representing an increase of 18.0% period over period. For the nine months ended September 30, 2023, and 2022, we had approximately 919 thousand and 768 thousand Paying Users, respectively, representing an increase of 19.7% period over period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or in-app offerings. As we scale and our community grows larger, we are able to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our brand awareness and increases conversion to one of our paid products and services. Our revenue growth primarily depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
Expansion into Under-Penetrated Markets
We are focused on growing our platform globally, including through investing in under-penetrated markets to increase subscribers and advertising revenue. Expanding our business in under-penetrated markets will require increased costs related to marketing, as well as localization of product features and services. Potential risks to our expansion under-penetrated markets will include competition and compliance with foreign laws and regulations. As we expand into certain under-penetrated markets, we may see an increase in users who prefer to access premium features through our add-on options rather than through our paid subscription packages, which could impact our ARPPU. We may also see a lower propensity for users to pay as we attempt to increase our market penetration in markets with additional competitors and cost and revenue profiles.
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
Attracting and Retaining Talent
Our business relies on our ability to attract and retain our talent, including engineers, data scientists, product designers and product developers. As of September 30, 2023, we had 111 full-time employees, of which, approximately 39.6% work in engineering and product development. We believe that people want to work at a company that has purpose and aligns with their personal values, and therefore our ability to recruit talent is aided by our mission and brand reputation. We compete for talent within the technology industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Factors Affecting the Comparability of Our Results
General macroeconomic trends and events. General economic trends and events, including pandemics, interest rate changes, demographic changes, employment rates, job growth, user confidence, and disposable income, have a substantial effect on both our users’ ability and desire to purchase premium subscriptions and advertisers’ ability and willingness to advertise on our network, thereby affecting both of our major revenue streams and our financial results over time and the year-over-year comparability of operating results.
Governmental regulations. New governmental policies and regulations can affect our business in meaningful ways, even when such policies and regulations are not specifically related to the LGBTQ community. For example, the implementation of GDPR in Europe has given end-users more control over how their data and personal information are utilized and has thereby affected our European advertisers’ ability to specifically target these users. This new regulation has had a stagnating effect on our indirect revenue growth trajectory in Europe. The implementation of similar regulations in other regions of the world, or new regulations that affect our ability to monetize the data received from our users, could have a significant impact on our operating results and ability to grow our business.
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
International market pricing and changes in foreign exchange rates. The Grindr App has MAUs in over 190 countries and territories. Our international revenues represented 42.4% and 38.2% of total revenue for the three months ended September 30, 2023, and 2022, respectively and 41.5% and 37.5% of total revenue for the nine months ended September 30, 2023, and 2022, respectively. We vary our pricing to align with local market conditions and our international businesses typically earn revenues in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
Direct Revenues. Direct Revenues are reported gross of fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers and, therefore, we act as the principal. Our subscription revenues are generated through the sale of weekly subscriptions as well as monthly subscriptions that are currently offered in one, three, six and twelve-month periods. Subscribers pay in advance, primarily through third-party platforms, including iTunes, Google Play, and Stripe, according to our terms and conditions. Subscription revenues, net of taxes and chargebacks, are recognized ratably over the term of the subscription.
Indirect Revenues. Indirect Revenues primarily consist of revenue generated by third parties who pay us for access to our users, including advertising, partnerships, and merchandise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our advertising operations provide advertisers with the unique opportunity to directly target and reach the LGBTQ community, which generally consists of well-educated individuals with significant global purchasing power. We have attracted advertisers from a diverse array of industries, including healthcare, gaming, travel, automotive, and consumer goods. We offer a diverse range of advertising initiatives to advertisers, such as in-app banners, full-screen interstitials, rewarded video, and other customized units, typically on a CPM basis. We also contract with a variety of third-party ad platforms to market and sell digital and mobile advertising inventory on our Grindr App. In exchange for facilitating the advertising process, we pay the relevant third-party ad platform a share of the revenue derived from the advertisements they place on the Grindr App.
Cost of Revenue and Operating Expenses
Cost of Revenue. Cost of revenue consists primarily of the distribution fees which we pay to Apple and Google, infrastructure costs associated with supporting the Grindr App, which stem largely from our use of Amazon Web Services, and costs associated with content moderation, which involve our outsourced teams in Honduras and the Philippines ensuring that users are complying with our community standards.
Selling, General, and Administrative Expenses. Selling, general and administrative expenses consists primarily of compensation and other employee-related costs, professional fees, sales and marketing expenditures, and general administrative expenses, including facilities, insurance, and information technology and infrastructure support. We plan to continue efforts to attract new users, retain existing users and increase monetization of both our new and existing users, which may result in increased sales and marketing expenses in future periods.
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
Other Expense
Interest Expense, Net. Interest expense, net consists of interest income received and interest expense incurred in connection with our long-term debt.
Other Expense, Net. Other expense, net consists of realized exchange rate gains or losses and unrealized exchange rate gains or losses.
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
Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	% of Total Revenue	2022	% of Total Revenue	2023	% of Total Revenue	2022	% of Total Revenue
Consolidated Statements of Operations and Comprehensive Loss
Revenue	$70,258	100.0%	$50,402	100.0%	$187,605	100.0%	$140,487	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,243	26.0%	12,955	25.7%	49,168	26.2%	36,758	26.2%
Selling, general and administrative expense	16,420	23.4%	20,325	40.3%	52,523	28.0%	53,937	38.4%
Product development expense	13,270	18.9%	4,159	8.3%	24,976	13.3%	11,981	8.5%
Depreciation and amortization	5,753	8.2%	9,097	18.0%	21,845	11.6%	27,215	19.4%
Total operating expenses	53,686	76.4%	46,536	92.3%	148,512	79.2%	129,891	92.5%
Income from operations	16,572	23.6%	3,866	7.7%	39,093	20.8%	10,596	7.5%
Other income (expense)
Interest expense, net	(11,985)	-17.1%	(4,786)	-9.5%	(35,695)	-19.0%	(10,998)	-7.8%
Other expense, net	(390)	-0.6%	(263)	-0.5%	(98)	-0.1%	(329)	-0.2%
Change in fair value of warrant liability	(3,362)	-4.8%	—	—%	(11,581)	-6.2%	—	—%
Total other income (expense), net	(15,737)	-22.4%	(5,049)	-10.0%	(47,374)	-25.3%	(11,327)	-8.1%
Net income (loss) before income tax	835	1.2%	(1,183)	-2.3%	(8,281)	-4.4%	(731)	-0.5%
Income tax provision	1,272	1.8%	3,474	6.9%	2,724	1.5%	3,727	2.7%
Net loss and comprehensive loss	$(437)	-0.6%	$(4,657)	-9.2%	$(11,005)	-5.9%	$(4,458)	-3.2%
Net loss per share:	$—		$(0.03)		$(0.06)		$(0.03)
Revenues
Revenues for the three months ended September 30, 2023, and 2022 were $70.3 million and $50.4 million, respectively. The $19.9 million increase, or 39.5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily driven by an increase in Direct Revenue of $18.4 million, or 42.6%, from $43.2 million to $61.6 million. The increase in Direct Revenue was driven by the year-over-year increases in both, ARPPU of $3.66 and Paying Users of 147 thousand, largely as a result of rolling out our Weeklies subscription offering to all of our users worldwide and to the continued growth of the Boost à la carte product. Boost enables our users to boost profile views in a more targeted fashion. ARPPU increased by 20.7%, or $3.66, to $21.33 for the three months ended September 30, 2023, from $17.67 for the three months ended September 30, 2022. Our ARPPU increased mainly as a result of improved product mix with subscription products with higher average monthly price and an increase in the price of Boost. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and for varying durations. For the three months ended September 30, 2023 and 2022, Paying Users increased by 147 thousand from approximately 815 thousand to approximately 962 thousand. Paying User penetration of our overall user base increased as a result of our Weeklies subscription offering and the launch of new premium add-ons and features to drive greater subscription conversion. The increase in Indirect Revenue of $1.5 million, or 20.8%, from $7.2 million to $8.7 million was primarily driven by year-over-year growth in advertising revenue due to an increase in the number of our advertising partners as of September 30, 2023 as compared to September 30, 2022.
For the three months ended September 30, 2023 and 2022, revenues from operations in the United States increased by $9.4 million, or 30.2%. During this same period, revenues from operations in the United Kingdom increased by $1.9 million, or 50.0%, and revenues from operations in the remainder of the world increased by $8.6 million, or 55.5%. The reasons for these changes are consistent with revenue changes previously noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenues for the nine months ended September 30, 2023 and 2022 were $187.6 million and $140.5 million, respectively. The $47.1 million increase, or 33.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily driven by an increase in Direct Revenue of $44.5 million, or 37.6%, from $118.4 million to $162.9 million. The increase in Direct Revenue was driven by the year-over-year increase in both, ARPPU of $2.57 and Paying Users of 151 thousand, largely as a result of rolling out our Weeklies subscription offering and to the continued growth of the Boost à la carte product. Boost enables our users to boost profile views in a more targeted fashion. ARPPU increased by 15.0%, or $2.57, to $19.69 for the nine months ended September 30, 2023, from $17.12 for the nine months ended September 30, 2022. Our ARPPU increased as a result of improved product mix with higher average monthly price and an increase in the price of Boost. For the nine months ended September 30, 2023 and 2022, Paying Users increased by 151 thousand from approximately 768 thousand to approximately 919 thousand. Paying User penetration of our overall user base increased as a result of our Weeklies subscription offering and the launch of new premium add-ons and features to drive greater subscription conversion. The increase in Indirect Revenue of $2.6 million, or 11.8%, from $22.1 million to $24.7 million was primarily driven by year-over-year growth in advertising revenue due to an increase in the number of our advertising partners as of September 30, 2023 as compared to September 30, 2022.
For the nine months ended September 30, 2023 and 2022, revenues from operations in the United States increased by $21.9 million, or 24.9%. During this same period, revenues from operations in the United Kingdom increased by $4.2 million, or 40.0%, and revenues from operations in the remainder of the world increased by $20.9 million, or 49.5%. The reasons for these changes are consistent with revenue changes previously noted.
Cost of revenue
Cost of revenue for the three months ended September 30, 2023 and 2022 was $18.2 million and $13.0 million, respectively. The $5.2 million increase, or 40.0%, was primarily due to growth in distribution fees (consistent with direct revenue growth) of $4.9 million.
Cost of revenue for the nine months ended September 30, 2023 and 2022 was $49.2 million and $36.8 million, respectively. The $12.4 million increase, or 33.7%, was primarily due to growth in distribution fees (consistent with direct revenue growth) of $10.7 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2023, and 2022 was $16.4 million and $20.3 million, respectively. The $3.9 million decrease, or 19.2%, was primarily due to a $9.1 million decrease related to Series P Units stock-based compensation expenses recognized in the three months ended September 30, 2022 partially offset by $3.3 million increase related to stock-based compensation for 2020 Plan and 2022 Plan, $1.1 million increase in liability insurance and $0.6 million increase in legal and professional service fees.
Selling, general and administrative expense for the nine months ended September 30, 2023, and 2022 was $52.5 million and $53.9 million, respectively. The $1.4 million decrease, or 2.6%, was primarily due to a $22.0 million decrease related to Series P Units stock-based compensation expenses recognized in the nine months ended September 30, 2022 partially offset by $9.0 million increase related to stock-based compensation for 2020 Plan and 2022 Plan, $3.6 million increase in salaries and benefits-related expense mainly due to performance bonus accrued in 2023, $4.4 million increase in legal and professional service fees and $3.0 million increase in liability insurance.
Product development expense
Product development expense for the three months ended September 30, 2023 and 2022 was $13.3 million and $4.2 million, respectively. The $9.1 million increase, or 216.7%, was primarily due to a $6.5 million increase of severance expenses incurred related to RTO Plan, a net $2.0 million increase in salaries and benefits-related expenses, driven by the adoption of an annual incentive plan in 2023, partially offset by a decrease in headcount from employees receiving a severance packages who chose not to relocate or participate in our RTO Plan, and a $0.6 million increase in contractor fees.
Product development expense for the nine months ended September 30, 2023 and 2022 was $25.0 million and $12.0 million, respectively. The $13.0 million increase, or 108.3%, was primarily due to a $6.5 million increase of severance expenses related to RTO Plan, a net $5.6 million increase in salaries and benefits-related expenses, driven by an the adoption of an annual incentive plan in 2023, partially offset by a decrease in headcount from employees receiving a severance packages who chose not to relocate or participate in our RTO Plan, and a $0.9 million increase in contractor fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2023 and 2022 was $5.8 million and $9.1 million, respectively. The $3.3 million decrease, or 36.3%, was primarily due to acquired intangibles amortization from our acquisition in June 2020, a $1.5 million decrease due to customer relationships that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2022, and a $3.1 million decrease due to technology that had a three year useful life where no amortization expense was recognized for the three months ended September 30, 2023. The decrease was offset by the $0.4 million increase in capitalized software development costs write off that we determined will no longer be placed in service.
Depreciation and amortization for the nine months ended September 30, 2023 and 2022 was $21.8 million and $27.2 million, respectively. The $5.4 million decrease, or 19.9%, was primarily due to acquired intangibles amortization from our acquisition in June 2020, a $4.5 million decrease due to customer relationships that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2022, and a $3.9 million decrease due to technology that had a three year useful life which was fully amortized in the second quarter of 2023. The decrease was offset by the $1.3 million increase in capitalized software development costs write off that we determined will no longer be placed in service.
Interest expense, net
Interest expense, net for the three months ended September 30, 2023, and 2022 was $12.0 million and $4.8 million, respectively. The $7.2 million increase, or 150.0%, was primarily due to increased interest expense from higher debt principal balances and a higher interest rate than the prior year under our credit agreements. Interest expense including the amortization of debt issuance costs related to the credit agreement for the three months ended September 30, 2023 and 2022 was $12.3 million and $5.5 million, respectively. Our interest expense for the three months ended September 30, 2022 was partially offset by $0.8 million in interest income from the related party loan to Catapult GP II. The loan was repaid in full in the first quarter of 2023.
Interest expense, net for the nine months ended September 30, 2023, and 2022 was $35.7 million and $11.0 million, respectively. The $24.7 million increase, or 224.5%, was primarily due to increased interest expense from higher debt principal balances and a higher interest rate than the prior year under our credit agreements. Interest expense including the amortization of debt issuance costs related to the credit agreement for the nine months ended September 30, 2023 and 2022 was $36.7 million and $12.9 million, respectively. This was partially offset by the interest income from the related party loan to Catapult GP II, which for the nine months ended September 30, 2023 and 2022 was $0.7 million and $2.2 million, respectively. See Note 4 and Note 6 to the unaudited condensed consolidated financial statements for additional information included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Other income (expense), net
Other expense, net for the three months ended September 30, 2023, and 2022 was $0.4 million and $0.3 million, respectively.
Other expense, net for the nine months ended September 30, 2023, and 2022 was $0.1 million and $0.3 million, respectively.
Change in fair value of warrant liability
Change in fair value of warrant liability represents the change in the fair value of our Warrants between measurement dates. The Warrants remained unexercised and were remeasured to fair value of $29.5 million as of September 30, 2023, resulting in a loss of $3.4 million for the three months ended September 30, 2023 and a loss of $11.6 million for the nine months ended September 30, 2023.
Income tax provision
Income tax provision for the three months ended September 30, 2023 and 2022 was $1.3 million and $3.5 million, respectively. The $2.2 million decrease, or 62.9%, was primarily due to the tax effect on the change in fair value of warrant liability, the change in valuation allowance and nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income tax provision for the nine months ended September 30, 2023 and 2022 was $2.7 million and $3.7 million, respectively. The $1.0 million decrease, or 27.0%, was primarily due to the tax effect on the change in fair value of warrant liability, the change in valuation allowance and nondeductible officer compensation, partially offset by the foreign derived intangible income deduction, and the research and development credit.
Our effective tax rates in fiscal 2023 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net loss
Net loss for the three months ended September 30, 2023 and 2022 was $0.4 million and $4.7 million, respectively. Net loss decreased by $4.3 million for the reasons explained above.
Net loss for the nine months ended September 30, 2023 and 2022 was $11.0 million and $4.5 million, respectively. Net loss increased by $6.5 million for the reasons explained above.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use Adjusted EBITDA and Adjusted EBITDA margin, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss excluding income tax provision, interest expense, net, depreciation and amortization, stock-based compensation expense, severance, transaction-related costs, litigation-related costs for matters unrelated to the Company's ongoing business, including those matters incurred as part of the Business Combination, Legacy Grindr management fees, change in fair value of warrant liability and other expense. Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. We exclude the above items as some are non-cash in nature, and others are non-recurring that they may not be representative of normal operating results. Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period. While we believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP.
The following table presents the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(437)	$(4,657)	$(11,005)	$(4,458)
Interest expense, net	11,985	4,786	35,695	10,998
Income tax provision	1,272	3,474	2,724	3,727
Depreciation and amortization	5,753	9,097	21,845	27,215
Transaction-related costs (1)	—	1,033	—	2,211
Litigation-related costs (2)	414	439	1,913	1,521
Stock-based compensation expense	3,648	9,686	10,594	23,353
Severance expenses (3)	6,744	—	8,077	552
Management fees (4)	(97)	181	(97)	544
Change in fair value of warrant liability (5)	3,362	—	11,581	—
Others (6)	(43)	—	157	—
Adjusted EBITDA	$32,601	$24,039	$81,484	$65,663
Revenue	$70,258	$50,402	$187,605	$140,487
Net loss margin	(0.6)%	(9.2)%	(5.9)%	(3.2)%
Adjusted EBITDA Margin	46.4%	47.7%	43.4%	46.7%
_________________
(1)Transaction-related costs consist of legal, tax, accounting, consulting, and other professional fees related to the Business Combination and other potential acquisitions that are non-recurring in nature.
(2)Litigation-related costs primarily represent external legal fees associated with the outstanding litigation or regulatory matters incurred in connection with the Business Combination, related to the potential NDPA fine, the CFIUS review of the Business Combination, as well as legal fees related to employee unionization, which are unrelated to Grindr’s core ongoing business operations.
(3)Severance expenses related to severance incurred for employees who elected not to relocate or participate in our RTO Plan and other one-off severance.
(4)Management fees represent administrative costs associated with San Vicente Holdings LLC's ("SVE") administrative role in managing financial relationships and providing directive on strategic and operational decisions, which ceased to continue after the Business Combination. In September 2023, certain management fees previously accrued were forgiven.
(5)Change in fair value of warrant liability relates to our warrants that were remeasured as of September 30, 2023.
(6)Others represent other costs that are unrelated to Grindr's core ongoing business operations.
Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our total cash and cash equivalents:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Cash, and cash equivalents, including restricted cash (as of the end of period)	$31,340	$28,628
Net cash provided by (used in):
Operating activities	$23,116	$36,794
Investing activities	(3,489)	(3,773)
Financing activities	1,596	(21,563)
Net change in cash and cash equivalents	$21,223	$11,458

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
During the nine months ended September 30, 2023, our operations provided $23.1 million of cash, which was primarily attributable to an increase of $21.8 million in depreciation and amortization, an increase of $11.6 million in the fair value change in warrant liability and an increase of $6.0 million in other non-cash adjustments partially offset by net loss of $11.0 million. Cash flows provided by operating activities were further attributable to a decrease of $5.3 million from changes in operating assets and liabilities.
During the nine months ended September 30, 2022, our operations provided $36.8 million of cash, which was primarily attributable to an increase of $27.2 million in depreciation and amortization and an increase of $19.1 million in other non-cash adjustments partially offset by net loss of $4.5 million. Cash flows provided by operating activities were further attributable to a decrease of $5.1 million from changes in operating assets and liabilities.
Cash flows used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2023 consisted primarily of additions to capitalized software of $3.2 million.
Net cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of additions to capitalized software of $3.4 million.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of $19.4 million in proceeds from repayment of a promissory note to a member and related interest, and $2.1 million in proceeds from the exercise of employee stock options, partially offset by $18.7 million related to the principal paydown of our long-term debt.
Net cash used in financing activities for the nine months ended September 30, 2022 consisted of $1.1 million in proceeds from exercise of employee stock options as well as $60.0 million proceeds from issuance of debt, offset by $79.5 million in cash dividends paid, $1.0 million in debt issuance costs, and $2.2 million related to principal paydown of our long-term debt.
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
Financing Arrangements
As of September 30, 2023, we had cash and cash equivalents of $29.9 million. We believe that our cash and cash equivalents, cash flows generated by operations and borrowings under our senior secured credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows generated by operations and available funds from our cash and cash equivalents. However, this determination is based upon internal projections and is subject to changes in market and business conditions.

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
The Borrower, Fortress and the other credit parties and lenders entered into Amendment No. 3 to the Credit Agreement on November 14, 2022, which permitted the Borrower to borrow an additional $170.8 million through several supplemental term loans. An amount of $140.8 million of supplemental term loans was drawn on November 14, 2022 (the “Supplemental Term Loan I”) and an amount of $30.0 million of supplemental term loans was drawn on November 17, 2022 (the “Supplemental Term Loan II”). The maturity date for the Supplemental Term Loan I is November 14, 2027 and the maturity date for the Supplemental Term Loan II is May 17, 2024. Concurrently with entering into Amendment No. 3 to the Credit Agreement, the aggregate remaining principal balance on the Initial Term Loans totaled $197.9 million, and was split into two separate term loans, of which $30.9 million is scheduled to mature on June 10, 2025 and $167.0 million is scheduled to mature on November 14, 2027.
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
The Borrower may be required to make annual mandatory prepayments under the Credit Agreement equal to a percentage of the Company’s consolidated excess cash flow (as defined in the Credit Agreement) based on the Company's leverage ratio. The Borrower must also make mandatory prepayments upon the occurrence of certain other events. During the nine months ended September 30, 2023, the Company paid $17,442 for principal and interest in May 2023, which included a mandatory prepayment of principal. No mandatory prepayments were required for the three and nine months ended September 30, 2022. Amounts repaid under the Credit Agreement may not be reborrowed.
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
The Credit Agreement includes restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than a specified level, currently 4.50:1.00 prior to and through May 17, 2024 to the extent any Supplemental Term Loan II is outstanding. If no amount is outstanding under the Supplemental Term Loan II, our total leverage ratio must be no greater than 4.75:1.00 prior to and through March 31, 2024 and no greater than 4.25:1.00 thereafter. Also pursuant to the Fourth Amendment, the Company and Grindr Group became subject to the covenants under the Credit Agreement and the Company replaced Grindr Gap LLC as the reporting entity under the Credit Agreement. As such, the Company is required to furnish certain financial information to Fortress, including the financial covenant certification. As of December 31, 2022, the Borrower was in compliance with the financial covenants and as of September 30, 2023, the Company was in compliance with the financial covenants.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
"Disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting identified previously, which continues to exist as of September 30, 2023, as discussed below.
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
Item 1A. Risk Factors
Other than the risk factors below, there have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and updates in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on November 14, 2023.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)