Form 10-K
period 2023-12-31
Grindr Inc.
filed 2024-03-11
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $5.53 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $234.0 million. Shares of the Registrant's common stock beneficially owned by each executive officer, and director, of the Registrant and holder of more than 10% of the Registrant's common stock have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 175,058,571 shares of common stock outstanding as of March 7, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about our business and future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ materially from those expressed in any forward-looking statement. There are no guarantees that any transactions or events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements:
•our ability to retain existing users and add new users;
•the impact of the regulatory environment and complexities with compliance related to such environment, including maintaining compliance with privacy, data protection, and user safety laws and regulations;
•our ability to address privacy concerns and protect systems and infrastructure from cyber-attacks and prevent unauthorized data access;
•our success in retaining or recruiting our directors, officers, key employees, or other key personnel, and our success in managing any changes in such roles;
•our ability to respond to general economic conditions;
•competition in the dating and social networking products and services industry;
•our ability to adapt to changes in technology and user preferences in a timely and cost-effective manner;
•our dependence on the integrity of third-party systems and infrastructure;
•our ability to protect our intellectual property rights from unauthorized use by third parties.
•whether the concentration of our stock ownership and voting power limits our stockholders’ ability to influence corporate matters; and
•the effects of macroeconomic and geopolitical events on our business, such as health epidemics, pandemics, natural disasters and wars or other regional conflicts.
In addition, statements that “Grindr believes” or “we believe” and similar statements reflect our beliefs and opinions on the relevant subjects as of the date of any such statement. These statements are based upon information available to us as of the date they are made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Risks Related to our Brand, Products and Services, and Operations
•Our business can be impacted by market perception of the Grindr brand; if events occur that damage our reputation and brand, our ability to maintain and expand our base of users may be impaired, and our business could be materially and adversely affected.
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
•Inappropriate actions by our users could be attributed to us and damage our brand or reputation, or subject us to regulatory inquiries, legal action, or other liabilities, which, in turn, could materially adversely affect our business.
•Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.
•The distribution of, marketing of, and access to our products and services depend, in large part, on third-party platforms and mobile application stores, among other third-party providers. If these third parties limit, prohibit, or fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, it could materially and adversely affect our business, financial condition, and results of operations.
•Concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations.
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
Risks Related to Information Technology Systems and Intellectual Property
•Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks on our systems or those of third parties upon which we rely, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, generate negative publicity, and materially and adversely affect our business.
•Our success depends, in part, on the integrity of our (and those of our third-party partners) information technology systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
Risks Related to Regulation and Litigation
•We have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements.
•Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business.
•The varying and rapidly evolving regulatory framework on privacy and data protection, including across jurisdictions and other obligations, could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
•Activities of our users or content made available by such users could subject us to liability, including with respect to user safety.
Risks Related to Ownership of our Securities
•There is no guarantee that our Warrants will be in the money at the time they become exercisable, and they may expire worthless.
•Future sales of our common stock and/or warrants or the perception of such sales, in particular by our directors, officers, and significant stockholders, could cause the market price for our securities to decline. Resales of significant volumes of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.
•Reports published by analysts or the ceasing of publication of research or reports about us, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our securities.
General Risk Factors
•A downturn in the global economy or other adverse macroeconomic disruptions, especially in the U.S. and Europe, where a substantial majority of our revenue is generated could adversely impact our business.
•Our employees could engage in misconduct that materially adversely affects us.

OPERATING AND FINANCIAL METRICS
In this Annual Report on Form 10-K, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Paying Users, Average Paying Users, Average Direct Revenue per Average Paying User (“ARPPU”), Average Monthly Active Users (“Average MAUs”) and Average Total Revenue Per User (“ARPU”). We define our key operating measures and how we calculate them in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics.” We also refer to non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA margin. We describe how we calculate Adjusted EBITDA and Adjusted EBITDA margin and provide a reconciliation to net (loss) income to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

PART I
Item 1. Business
Our Company
We are the world’s largest social network and dating app focused on the lesbian, gay, bisexual, transgender, and queer ("LGBTQ") communities, primarily serving gay and bisexual men in over 190 countries and territories around the world, with 13.3 million Average MAUs and 937 thousand Average Paying Users in 2023. Our Average Paying Users were over 937 thousand and 788 thousand for the years ending December 31, 2023 and December 31, 2022, respectively. We enable all of our users to find and engage with one another, share content and experiences, and generally express their unique selves. As a "Gayborhood" on our users mobile devices, our platform is a meaningful part of our users’ lives and has embedded us at the center of their communities, as they seek relationships of various forms, whether intimate, romantic, or social.
As a company built by gay people for gay people, Grindr fulfills crucial needs for its users. While the broader global landscape of social networks is highly competitive with many different platforms, there are few global platforms that focus solely on the LGBTQ community and address their unique needs. Our platform enables the LGBTQ community to connect with each other and the world. Our users have a range of motivations and use cases. Our platform helps our users find what they are looking for: casual dating, long-term relationships, community and friendships, professional networking, travel information and local discovery. By facilitating the connection of our users around the world, we believe we can help our community find one another, advance LGBTQ rights globally, and make the world a safer place for our community.
The Grindr platform has become an integral part of the daily lives of our millions of users around the world, enabling them to discover and connect with each other effortlessly anytime. The Grindr platform offers a variety of location-based social features and functions, including identity expression (profile, photos, presence); connection (search, filters, the Cascade, Viewed Me); and interaction (chat, media sharing); with trust and safety tools across the experience, and subscriptions for premium features offering further access and control. Since our inception, we have continued to innovate our technologies to improve the Grindr platform, adding new features and safety elements, which has allowed us to increase engagement of our monthly active users ("MAUs"). The Grindr platform has benefited from first mover advantage globally, resulting in MAUs in over 190 countries and territories.
We have attracted a highly engaged and rapidly growing user base, as evidenced by the following:
•13.3 million Average MAUs in 2023. Increased by 8.3% in 2023, as compared to 2022.
•937 thousand Average Paying Users in 2023. Increased by 18.9% in 2023, as compared to 2022.
•MAUs in over 190 countries and territories in the world as of December 31, 2023.
•21 supported languages on our platform as of December 31, 2023.
•On average, users on our platform sent over 332.2 million daily messages in 2023.
Our target market is the worldwide LGBTQ community. Our largest markets are currently North America and Europe, from which we derived 85.1% of our total revenue for the year ended December 31, 2023.
We believe we have significant opportunities to leverage our unique brand to both broaden and deepen our market penetration and offer products and services that address the growing and specific needs of our community. The Grindr platform offers a combination of social networking functions and digital content, and we have continued to expand our platform and impact in the following ways:
•We help people find meaningful connections, whether it’s casual dating, relationships and love, community and friendships, travel information, local and discovery.
•Our platform builds community and friendships. Our user experience is essentially a world without walls, connecting one user to the next, allowing the community to see one another.
•We strive to make a world where the lives of our global community are free, safe, equal and just.

•Grindr for Equality (“G4E”) is a core initiative at Grindr dedicated to accelerating a world where LGBTQ people in every country are equal before the law, are free to marry, and have their unique health needs met. In partnership with public health authorities and LGBTQ non-governmental organizations, Grindr for Equality harnesses the power of the Grindr platform and provides funding to advance key health and human rights priorities for our community.
•We further support the LGBTQ community through donations to national and local pride organizations, and voting campaigns.
•We drive social influence in fun and engaging ways on our social media channels and our blog to help the general population better understand our community, plight, and interconnectedness.
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue, each as described below, and both of which are driven by the Grindr platform. “Direct Revenue” is revenue generated by our users who pay for subscriptions or add-ons to access premium features. While our app is free to use, our premium features enable our users to customize their ability to experience and use our platform. “Indirect Revenue” is generated by third parties who pay to advertise to our users.
The Business Combination
Grindr’s predecessor public company was originally incorporated in the Cayman Islands under the Companies Law of the Cayman Islands on July 27, 2020, under the name Tiga Acquisition Corp. (“Tiga”), as a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities. Grindr was originally incorporated in February 2009 as a California limited liability company, and was subsequently held by Grindr Group LLC (“Legacy Grindr”), a Delaware limited liability company which was incorporated in April 2020.
Between November 17, 2022 and November 18, 2022, Legacy Grindr, Tiga, Tiga Merger Sub I LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub”), and Tiga Merger Sub II LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub II”), consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 9, 2022 (the “Original Merger Agreement”), by and among Tiga, Legacy Grindr, and Tiga Merger Sub, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of October 5, 2022, by and among Tiga, Tiga Merger Sub, Legacy Grindr and Tiga Merger Sub II (together with the Original Merger Agreement, the “Merger Agreement”), following its approval at an extraordinary general meeting of the stockholders of Tiga held on November 15, 2022. Pursuant to the terms of the Merger Agreement, a business combination of Legacy Grindr and Tiga was effected through, among other transactions, (i) the merger of Tiga Merger Sub I with and into Legacy Grindr, with Legacy Grindr as the surviving entity (the “First Merger”), and promptly thereafter and as part of the same overall transaction as the First Merger, (ii) the merger of Legacy Grindr with and into Tiga Merger Sub II (the “Second Merger”), with Tiga Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Tiga. Prior to the closing of the business combination on November 18, 2022 (“Closing”), Tiga (i) changed its jurisdiction of incorporation from Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation incorporated under the laws of the State of Delaware and (ii) changed its name from Tiga Acquisition Corp. to Grindr Inc. (the “Business Combination”).
Unless the context indicates otherwise, references in this Annual Report to Form 10-K to the “Company,” “Grindr,” “we,” “us,” “our,” and similar terms refer to Grindr, Inc. (f/k/a Tiga Acquisition Corp.) and its consolidated subsidiaries (including Legacy Grindr). References to “Tiga” refer to the predecessor company prior to Closing.
Market Overview
The global LGBTQ population has seen consistent growth in recent years, reflecting both rising populations and the rising social acceptance of the LGBTQ community, as well as individuals’ growing confidence in openly expressing their sexual orientation and gender identity. We expect these trends to further increase the number of individuals who identify as LGBTQ.
We believe our global addressable market encompasses the entire LGBTQ population and not just LGBTQ singles, as our users use our platform and services for more than just casual dating and relationships. Our user base represents a highly desirable demographic for marketers and advertisers, given its substantial purchasing power and economic potential. The LGBTQ community's significant purchasing power, combined with our platform's broad appeal to more recent generations, has prompted marketers to focus increasingly on engaging with this community.

Social developments and rapidly changing perspectives brought on by the growth of the internet have caused more recent generations to be exposed to more a broader range of ideas, including in the areas of gender awareness and sexual orientation, earlier than previous generations Contemporary generations are more gender fluid, with the definition of gender identity becoming more indistinct, blurring the boundary between the LGBTQ community and the heterosexual population. These more recent generations are more likely to explore their sexuality in light of greater social acceptability of alternative sexual identities and the ability to express different sexual identities.
Our Products and Services
Our flagship product, the Grindr platform, is a mobile application and also available on the web, with location-based connectivity features designed to help our users find one another and have meaningful interactions right here and now, or anywhere globally. Our mobile application is free to use, with premium subscription offerings available for users preferring greater access to other users and more control over their experience.
Key features of our Grindr platform include:
•Identity expression: users can create, manage, and control their identity, profile, and presence on the platform.
•Connection: users can find and be found by those they are interested in; those nearby right now, or anywhere globally.
•Interaction: users can chat and interact with any profile instantly, in an open, fun, and engaging way.
•Trust and Safety: users receive guidance and tools to be safe across their platform experience.
The free version of our service provides many of the features above on a limited basis for a valuable initial experience. Users can subscribe for premium features and services, giving them greater access to more profiles, and additional control over the experience of finding others and forming meaningful connections.
Advancing LGBTQ Health and Human Rights Globally—Grindr for Equality ("G4E")
Launched in 2012, Grindr for Equality is a core Grindr initiative dedicated to accelerating a world where LGBTQ people in every country are equal before the law, free to marry, and have their unique health needs met. In partnership with the Company's product and customer experience teams, public health authorities, and LGBTQ non-governmental organizations, Grindr for Equality harnesses the power of the Grindr platform and provides funding to advance key health and human rights goals for our community. Key priorities include expanding HIV testing and effective health education, ending criminalization and police persecution in the 64 countries where it is still illegal to be LGBTQ, and achieving marriage equality in the over 150 countries where Grindr users do not have the freedom to marry.
In 2023, Grindr for Equality expanded an innovative strategy to fight the HIV epidemic by enabling Grindr users in the U.S. and a growing number of additional countries to order free HIV self-test kits by connecting them directly to our self-testing partner organizations through the app. This program resulted in the distribution of more than 235,000 kits, many of which were sent to Grindr users who reported they had never previously tested for HIV. Grindr for Equality was also proud to support four marriage equality campaigns, three decriminalization campaigns, and more than 150 LGBTQ organizations around the world.
Our Competitive Advantages
We believe certain advantages will continue to provide us with sustainable differentiation and success relative to our competitors:
•The Largest Global LGBTQ-Focused Mobile Social Platform. We were established in 2009 as one of the first global social platforms exclusively addressing the needs of our community and are the most widely used social platform dedicated to serving the LGBTQ community.
•Highly Engaged User Base. Our users are highly engaged, averaging a significant amount of time interacting with other users on our platform.
•Preeminent Brand Within the LGBTQ Community. Our brand is one of the most well-known in the LGBTQ community and has become broadly associated with LGBTQ culture.

•Organic MAU Growth. We have benefited from a substantial first mover advantage and reached a scale that continues to propel the viral growth of our business, brand awareness, and user acquisition.
•Superior User Experience. Our geolocation technology, grid display interface, complex filter functions, and other innovative features and functionalities enable users to discover and connect to each other effortlessly and seamlessly.
•Strong Margins and Profitable Business Model. Our business generates strong margins and positive cash flows given our revenue model and negligible paid user acquisition spend.
Our Growth Strategies
We believe there is significant growth opportunity in our core product driven in part by the rising acceptance and growth of the global LGBTQ population, especially among recent generations that are more technology savvy.
Key elements of our growth strategy include:
•Expand Monetization Capabilities. We believe we can improve the monetization of our platform by continuing to optimize and develop our subscription offerings, introducing more stand-alone premium functions, and further optimizing our indirect revenue offerings, as described in more detail below:
•Continue to optimize our core product and develop our subscription offerings by evolving with our users to define use cases that are compelling for users to pay for. We also expect to continue to optimize our paywall and subscription plans and pricing globally.
•We intend to grow our indirect business by leveraging our advertising offerings, advertising partnerships, brand sales team, and self-serve advertising system.
•Grow Our User Base. We plan to deepen our penetration in our current markets, including in our key established markets such as the United States and Europe. We also plan to grow our user base by targeting geographic regions that have a large number of untapped potential users and fast-growing economies.
•Invest in Understanding our User Journey. We will continue to invest in data to improve our product-market fit, attract new users, protect our users, and fight abuse and spam on our platform. We believe our efforts in machine learning and data science will help our users have more successful connections and improve the overall experience on our platform.
•Strategic Investments and Acquisitions. In addition to organic growth, we are open to opportunistic strategic investments and acquisitions in some markets.
Technology
Our technology and product development process is designed for the unique needs of our user base. We aim to build technology that protects our users and enables them to make connections safely.
Key components of our technology platform include:
•Location Based Technologies. We have built a large-scale location search system to connect our online users’ locations in real-time so they can seamlessly engage with their hyper-local community. The system powers the main cascade user interface in our Grindr platform where a user sees others who are also using the Grindr platform at that moment based on distance and filter criteria.
•Data Management, Protection, and Privacy. We have built our own data warehouse infrastructure on top of third-party platforms to support the volume of interactions that happen on the Grindr platform. We have devised procedures and controls designed to protect the confidentiality, availability, and integrity of our data. The level of controls is based upon a data matrix that takes into account the sensitivity and criticality of the data. As part of our controls, we utilize one-way hashing, and both symmetric and asymmetric encryption for data at rest and in transit.

Our platform has a suite of safety features and we publish a holistic security guide and safety tips for users. Our suite of tools and technology utilize a three-pillar approach to content moderation:
•Automated Review. We implement preventative technologies to help mitigate risks of user misbehavior. Upon profile creation, we automatically scan profiles and conduct ongoing scans for fraudulent behavior or violations of our Community Guidelines. Our algorithms and automations remove many malicious profiles before they can interact with our community. We utilize third party tooling to enhance our automated review capabilities. In addition, we provide users with a robust appeals system that leverages a manual human review of automated decisions.
•Manual Review. Our experienced human reviewers play an integral role in our moderation process. We utilize a team of content review personnel dedicated to moderating content on the Grindr platform.
•Community Feedback. Through in-app tools, we encourage users to report inappropriate content and misbehavior.
Branding and Marketing
We have expanded our user base primarily through user-driven organic growth, anchored in the combination of our strong brand and an extensive global user base. Online initiatives of our branding and marketing strategy include attracting new users and generating brand awareness through content marketing and social media initiatives, influencer marketing campaigns, and video and brand partnerships.
Employees and Human Capital Resources
We compete for talent within the technology industry. Our company culture emphasizes results, transparency, collaboration, experimentation, a bias for action, and creating an environment in which everyone can bring their full and best selves to work. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We demonstrate our commitment to our community in part by aligning our employee benefits and supports to meet the unique needs of our LGBTQ employees and their dependents.
As of December 31, 2023, we had 112 employees globally, 100 of which were full-time employees. Approximately 39% of our employees work in engineering and product development. We are headquartered in West Hollywood, California, and have additional offices in the San Francisco Bay Area, Chicago, and New York City.
In 2023, we adopted a hybrid working model involving a multi-phase return-to-office plan (the “RTO Plan”). The RTO Plan provided employees with a one-time relocation package to support relocation to offices where their respective teams are based, or separation packages for employees who choose not to relocate or participate in the RTO Plan.
Intellectual Property
We have developed our proprietary intellectual property over the past fifteen years. Our patents, trademarks, copyrights, domain names, trade secrets, and other intellectual property rights distinguish our products and services from those of our competitors and contribute to our competitive advantage in the markets in which we operate. To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws; confidentiality agreements; non-compete agreements; assignment-for-inventions agreements with our employees, contractors, and others, and contracts with third parties. We also regularly monitor any infringement or misappropriation of our intellectual property rights.
We rely upon a combination of proprietary trademarks, trademark applications, copyright registrations, patents, and patent applications relating to our brands, content, inventions, and other intellectual property. Our patents have expiration dates in 2031. We apply for additional trademarks and patents to the extent we determine it to be core to our service or businesses or otherwise appropriate and cost-effective.
We license technology and other intellectual property from our partners and rely on our license agreements with those partners to use the intellectual property. Third parties may assert claims related to intellectual property rights against our partners and us.

Government Regulation
We are subject to a number of U.S. federal and state laws and regulations, as well as foreign ones that involve matters that are important to, or may otherwise impact, our business and that may affect companies conducting business on the internet, including, but not limited to, regulations related to internet and eCommerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, consumer protection and warnings, user safety, marketing, taxation, privacy, data security, competition, arbitration agreements and class action waiver provisions, terms of service, and mobile application and website accessibility. These regulations are often complex and subject to varying interpretations, in many cases due to their newness and lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies in the United States and abroad, such as federal, state, and local administrative agencies. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business. See the section titled “Risk Factors—Risks Related to Regulation and Litigation—Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business.” As a result, we could be subject to actions based on negligence, various torts, and trademark and copyright infringement, among other actions. See the sections titled “Risk Factors—Risks Related to Regulation and Litigation—We may be held liable for information or content displayed on, retrieved from, or transmitted over our platform, as well as interactions that result from the use of our platform.,” “Risk Factors—Risks Related to Regulation and Litigation—The varying and rapidly evolving regulatory framework on privacy and data protection, including across jurisdictions and other obligations, could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.,” “Risk Factors—Risks Related to Regulation and Litigation —Activities of our users or content made available by such users could subject us to liability, including with respect to user safety.,” “Risk Factors—Risks Related to Regulation and Litigation—Online applications are subject to various laws and regulations relating to children’s privacy and protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions,” and “Risk Factors—Risks Related to Information Technology Systems and Intellectual Property—From time to time, we are party to intellectual property-related litigations and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition, and results of operations.”
In the ordinary course of our business, we process a significant volume of personal data, including sensitive information from our users, employees, and others. Accordingly, we are, or may become, subject to numerous privacy and data protection obligations, including federal, state, local, and foreign laws; regulations; guidance; and industry standards related to privacy and data protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively the “CCPA”), the European Union’s General Data Protection Regulation 2016/679 ("GDPR”), the GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act.
The CCPA, other U.S. state privacy laws, GDPR and UK GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data; and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages.

Additionally, foreign data privacy and security laws (including the GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the GDPR limits personal data processing to only what is necessary for specified, explicit, and legitimate purposes; increases transparency obligations to data subjects; limits the collection and retention of personal data; increases rights for data subjects; requires the implementation and maintenance of technical and organizational safeguards for personal data; and mandates notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals. There are numerous proposed laws pending around the world concerning privacy and data protection that could affect us if enacted. See the section titled “Risk Factors—Risks Related to Regulation and Litigation—The varying and rapidly evolving regulatory framework on privacy and data protection, including across jurisdictions and other obligations, could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.”
Any improper disclosure of data, particularly our customers’ sensitive personal data or other sensitive information, could negatively impact our business and/or our reputation. See the sections titled “Risk Factors—Risks Relating to our Business—Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks on our systems or those of third parties upon which we rely, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, generate negative publicity, and materially and adversely affect our business.”
Available Information
Our website address is www.grindr.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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
Risks Related to our Brand, Products and Services, and Operations
Our business can be impacted by market perception of the Grindr brand; if events occur that damage our reputation and brand, our ability to maintain and expand our base of users may be impaired, and our business could be materially and adversely affected.
We believe that our brand has significantly contributed to the success of our business. Our business and financial performance are impacted by the strength and market perception of our brand. We have achieved significant organic growth mainly through word-of-mouth referrals to our platform, without relying on traditional advertising for user acquisition, and therefore we believe it is critical to ensure that our users remain favorably inclined toward the Grindr brand. In addition, we believe that maintaining and evolving our brand is critical to expanding our user base and growing our advertising relationships.
Our brand depends on an array of factors, including our ability to continue to provide useful, fun, reliable, trustworthy, and innovative products and services, which we may not resonate with our users as successfully as we expect. Our new products and services may not always appeal to our users, which may negatively affect our brand and our ability to attract new users, or upgrade users to paid accounts. See “—If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results and business may be significantly harmed.” In addition, the actions of our advertisers or partners may negatively affect our brand if users have a negative impression of such brands or do not have a positive experience using third-party products or services that are integrated into our platform. See “—The distribution of, marketing of, and access to our products and services depend, in large part, on third-party platforms and mobile application stores, among other third-party providers. If these third parties limit, prohibit, or fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, it could materially and adversely affect our business, financial condition, and results of operations.” Moreover, illicit or inappropriate conduct by users, advertisers, partners, or bad actors may adversely affect our brand, particularly if we fail to respond expeditiously to objectionable content or misconduct on our platform or otherwise to address user concerns. See “—Inappropriate actions by our users could be attributed to us and damage our brand or reputation, or subject us to regulatory inquiries, legal action, or other liabilities, which, in turn, could materially adversely affect our business.” We have also experienced, and expect to continue to experience, significant media, legislative, and regulatory scrutiny, as well as legal action and regulatory investigations, in each case, in the U.S. and abroad, regarding user privacy and data protection, interactions between users, and other issues. For example, over the last few years, we have received and responded to inquiries from the Spanish Data Protection Authority, the Slovenian Data Protection Authority, and the Austrian Data Protection Authority, and other non-EU data protection authorities, including the Norwegian Data Protection Authority and the UK Information Commissioner’s Office (“ICO”), and various U.S. regulators. See “—The varying and rapidly evolving regulatory framework on privacy and data protection, including across jurisdictions and other obligations, could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.” These and other inquiries may have harmed our reputation and brand and may seriously harm our reputation and brand in the future. See “—Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.” If events occur that damage our reputation or brand, our business, financial condition, and results of operations could be materially and adversely affected.
Changes to our existing products and services, or the development and introduction of new products and services, could fail to attract or retain users or generate revenue and profits.
Our ability to retain, expand, monetize, and engage our user base, and to increase our revenue, is correlated to our ability to keep pace with user expectations and technological changes in the industry by, among other things, continuing to evolve our existing products and services and developing successful new products and services. We operate in an industry characterized by rapidly changing technologies in response to evolving industry standards, frequent new product and service announcements and enhancements, and changing user demands, and our competitors in the online social networking industry are constantly developing new technologies and products and services. Our performance will therefore be impacted by our ability to adapt in response to this environment by, among other things, continuing to improve the speed, performance, features, ease of use, and reliability of our products and services, in response to evolving user demands and competitive dynamics. Any failure to keep pace with rapid technological changes could cause us to lose or fail to increase market share and thus have a material adverse effect on our business, financial condition, and results of operations.
In addition, our ability to retain, expand, monetize and engage our user base, and to increase our revenue, depends on our ability to continue to improve our existing products and services and to develop and introduce successful new products and services. We may introduce significant changes to our existing products and services or develop and introduce new or unproven products and services, including using technologies with which we have little or no prior development or operating experience. While we believe we can further improve our monetization capabilities by diversifying our subscription offerings, introducing more a la carte premium offerings, and further optimizing our advertising offerings, these efforts may not ultimately be successful or translate into meaningful additional revenue. If we do not continue to innovate and provide attractive products and services to our users, or if we fail to consistently tailor our products and services to accommodate our users’ changing demands, we may not be able to retain or grow a large and active user base or to generate sufficient revenue, operating margin, or other value, to justify our investments, any of which may materially adversely affect our business.
We have also invested in and expect to continue to invest in new products and services, which may involve unproven products, services, and technologies, to generate revenue. We regularly update our Grindr mobile application to introduce new features and improve our Grindr mobile application’s performance. However, there is no guarantee that our investment in new products and services, new features, and other initiatives will succeed or generate revenue or other benefits for us. New products, services, and features may provide temporary increases in engagement that may ultimately fail to attract and retain users such that they may not produce the long-term benefits that we expect. We may also introduce new products, services, features, terms of service, or policies; and seek to find new, effective ways to show our community new and existing products, and services and alert them to events and opportunities to connect, that our users do not like, which may negatively affect our brand. If our new or enhanced brand, products and services or product extensions fail to engage users or marketing partners, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may materially adversely affect our business.
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results and business may be significantly harmed.
The size of our user base and our users' level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding and retaining users of our products and services and converting users into paying subscribers or a la carte payers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. Any decrease in user retention, growth, or engagement could render our products and services less attractive to users, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. Furthermore, if our user growth rate slows down, our business performance will become increasingly dependent on our ability to retain existing users and enhance user engagement on our platform in current and new markets. Although we have primarily grown our user base organically, attracting and retaining additional users for our products and services may require sales and marketing expenditures in the future. If our platform ceases to be one of the most frequently used social networking applications for LGBTQ individuals, or if people do not perceive our products and services to be useful, reliable, and/or trustworthy, we may not be able to attract or retain users, or otherwise maintain their level of engagement.
Several other online social networking platforms that achieved early popularity have since experienced slower growth or declines in their user bases or levels of engagement. We may experience a similar erosion of our user base or engagement levels, particularly as we achieve higher market penetration rates, From time to time, certain of the below-listed factors have negatively affected our user growth, engagement, and retention to varying degrees. Any number of factors can negatively affect user growth, engagement, and retention, including if:
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
•technical or other problems prevent us from delivering our products and services in a rapid and reliable manner or otherwise affect the user experience;
•we fail to address user or regulatory concerns related to privacy, data security, personal safety, or other factors;
•our current or future products and services reduce user activity on Grindr by making it easier for our users to interact and share on third-party platforms; and
•there are changes mandated by legislation, regulations, or other government actions.
Inappropriate actions by our users could be attributed to us and damage our brand or reputation, or subject us to regulatory inquiries, legal action, or other liabilities, which, in turn, could materially adversely affect our business.
Our platform allows users to connect and communicate with other users. However, individuals or groups may engage in illicit or otherwise inappropriate activities, which may adversely affect the public perception of our brand and our ability to retain existing users or add new users. Our content moderation team frequently detects and addresses user actions that violate our Terms and Conditions of Service, Communities Guidelines, or other policies applicable to our platform, which prohibit, among other things, any form of harassment, hate speech, violence of any kind, and other offensive content; profile pictures with nudity, pornography, or drugs; impersonation of another person; activities related to minors (including uploading images depicting minors or communicating with another user believed to be a minor); and illegal actions such as the advertising of sexual services or drugs. With a combination of human moderation and automated tooling, our teams endeavor to detect and address violations, and we continue to endeavor to efficiently detect and address these issues in the future.

We have established systems and processes, including a content moderation team, automated tools, and in-app reporting features, to monitor and review content on our platform. These measures aim to ensure compliance with our policies against illicit or inappropriate use of our products and services. Despite these efforts, there have been instances in the past, and there could be in the future, occurrences, where users engage in activities that violate our policies or the laws on our platform. Our safeguards may not be sufficient to ensure the safety of our users and this may harm our reputation and brand, especially if any instances of illicit or otherwise inappropriate conduct become well-publicized, as has occurred in the past.
In addition, while our policies attempt to address the illicit or otherwise inappropriate use of our products and services, and we publish and make available resources that provide users with information designed to help protect users’ digital security, personal safety (both on, and off, our Grindr platform), and self-care, we do not control what happens if our users decide to meet in person after connecting on our platform.
Our platform allows users to connect and communicate with other users in the same geographic area or in other geographic areas around the world through the “Explore” and “Teleport” features. Users of our products and services have been, and may in the future be, physically, financially, emotionally, or otherwise harmed by other individuals that they have met or may meet through the use of our products and services. For example, we have in the past received, and could in the future receive, complaints about users being assaulted or subjected to other forms of illicit conduct after meeting other users in person through our products and services. When one or more of our users suffers or alleges to have suffered any harm either on our platform or in person after meeting another user on our platform, we have in the past, and could in the future, experience legal action, regulatory investigations, or negative publicity that could damage our brand and reputation. For example, the Fight Online Sex Trafficking Act of 2017 (“FOSTA”), provides potential civil remedies for certain victims of online sex trafficking crimes. Similar events with respect to users of our competitors’ products and services could result in negative publicity for the overall social networking industry, or for LGBTQ-focused social networking platform more specifically, which could in turn negatively affect our business, financial condition, and results of operations.
Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.
We receive a high degree of media attention around the world, partly due to the social and cultural sensitivities associated with the unique demographic group that we serve, all of which has affected, and could in the future affect, the reputation and market perception of our brand. Regardless of its accuracy or authenticity, negative publicity concerning us, including media coverage regarding the actions of our users on or off our platform, our Terms and Conditions of Service or privacy practices, the quality or safety of our products and services, the actions of our advertisers or other partners, litigation or regulatory activity, and/or the actions of other companies that provide similar services to us, could materially and adversely affect our brand, which could, in turn, materially and adversely affect the size, engagement, and loyalty of our user base; our ability to attract and retain talent; and the number and quality of advertisers that choose to advertise on our platform. For example, since at least 2016, multiple news outlets and research groups have identified ways to allegedly determine the precise geolocation of users of Grindr and similar services. Although our users have the choice not to display their relative location in the Grindr cascade, trilateration (i.e., the process of estimating a user’s location by combining the distance measurement from three points surrounding a user), is a common risk in location-based apps and could be perceived as a threat to users’ location privacy in some jurisdictions. These risks have led to multiple regulatory inquiries.
We cannot assure you that we will be able to defuse negative publicity about us and/or our services to the satisfaction of our users, advertisers, platform partners, and other stakeholders. If we fail to protect our brand or reputation, given our reliance on the strength of our brand and organic growth, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer Grindr mobile application installs (or increased Grindr mobile application uninstalls), fewer conversions to premium subscription versions of our Grindr platform, or slower user growth rates, among other negative effects. Negative publicity, especially when it is directly addressed against us, may also require us to engage in media campaigns which, in turn, may require us to increase our marketing expenses and divert our management’s attention and may adversely impact our business and results of operations. If events occur that damage our brand and reputation and we fail to respond promptly or if we incur excessive expenses in these types of efforts, our business, financial condition and results of operations could be materially and adversely affected.
The online social networking industry in which we operate is highly competitive, and if we cannot compete effectively our business will suffer.
The online social networking industry is highly competitive, with a consistent stream of new products and services and entrants. We compete primarily with other global platforms that provide dating and networking products and services that have LGBTQ users, such as Tinder and Bumble, as well as non-dating specific social networking platforms such as Facebook; and LGBTQ-focused providers of casual dating, dating, and networking products and services for LGBTQ users, such as Scruff, Sniffies, and PlanetRomeo. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics, or other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products and services that are more appealing to users and potential users than our products and services, or to respond more quickly and/or cost-effectively than us to new or changing opportunities. In addition, to the extent that some of our competitors were first movers in particular geographic regions, their positions in those regions could create barriers to our entry. Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily than we do or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies, which may develop products and services, features, or services that compete with ours, and which may have easier access to new markets or potential users than we do.
In addition, within the social networking industry more generally, costs for users to switch between products and services are low, and users have a propensity to try new approaches to connecting with other people and to use multiple products and services at the same time. As a result, new products and services, entrants, and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of existing brands through harnessing a new technology or distribution channel, or a new or existing distribution channel, creating a new approach to connecting people or some other means. Our competitors may also develop new products, features, or services similar to ours or that achieve greater market acceptance than our products, features, or services; they may undertake more far-reaching and successful product development efforts or marketing campaigns than we do; or they may adopt different go-to-market strategies than we do. Any of these efforts, if successful, may enable our competitors to acquire and engage users at the expense of our user growth or engagement.
We also face competition from traditional and online media businesses for brands’ advertising budgets. As we introduce new products and services, as our existing products and services evolve, or as other companies introduce new products and services, we may become subject to additional competition in the market for advertising spend.
If we are not able to effectively compete against our current or future competitors and products and services that may emerge, our user base and level of user engagement may decrease, which could have a material adverse effect on our business, financial condition, and results of operations.
We may pursue acquisition opportunities to continue the growth of our business; however, we may not be successful in pursuing or completing future acquisitions or integrating future acquisitions in a way that fully realizes their expected benefits to our business.
As part of our growth strategy, we may wish to acquire other companies that expand our user base, enter new product categories, or obtain other competitive advantages. However, we may not be able to identify future acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms to complete such acquisitions, or we may be subject to antitrust scrutiny for any such potential acquisitions.
Acquisitions include a number of risks, including our ability to project and evaluate market demand, realize potential synergies and cost savings, and make accurate accounting estimates, as well as diversion of management attention. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain companies or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals Further, our inability to successfully integrate future acquisitions within the intended time frames or at all could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect.
In connection with proposed or implemented acquisitions or similar transactions, we may become subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally. The Company has in the past been, and may in the future be, subject to allegations that our actions violate competition laws or otherwise constitute unfair competition in the U.S. or other jurisdictions in which we operate. Any claims or investigations, even if without merit, may be costly to defend or respond to, involve negative publicity, and cause substantial diversion of management’s time and effort, and could result in reputational harm, significant judgments, fines and other remedial actions against us, require us to change our business practices, make product or operational changes, or delay or preclude planned transactions, product launches or improvements.

The distribution of, marketing of, and access to our products and services depend, in large part, on third-party platforms and mobile application stores, among other third-party providers. If these third parties limit, prohibit, or fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, it could materially and adversely affect our business, financial condition, and results of operations.
We market and distribute our products and services primarily through the Apple App Store and Google Play Store. We are subject to the standard terms, conditions, and guidelines of these platforms for app developers, which govern the promotion and distribution of our products and services on their respective platforms, and our ability to market the Grindr brand on any given property or channel is subjected to the policies of the relevant third party. In addition, there is no guarantee that these popular mobile platforms will continue to feature or make available our products, or that we will be able to comply with the standard terms, conditions, and guidelines of these platforms, such that our products and services continue to be available through these platforms. Apple App Store and Google Play Store have and may continue to impose access restrictions for users in Russia and other geopolitical regions in relation to the conflict between Russia and Ukraine or other events that are beyond Grindr’s control, such as terrorism, public health crises, or political unrest, which could result in the inability to access and use our products and services and other negative experiences for our users and, in turn, harm our user reputation and adversely affect our business.
We also depend on the interoperability of our products and services with popular mobile operating systems, networks, technologies, products and services, and standards that we do not control, such as the iOS and Android operating systems. Any changes, bugs, or technical issues in these systems, or changes in our relationships with third-party product or service providers such as our mobile operating system partners, handset manufacturers, or mobile carriers, or changes in their agreements, terms of service or policies that degrade our products and services’ functionality, reduce or eliminate our ability to update or distribute our products and services, give preferential treatment to competitive products and services, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products and services or our delivery of ads, could impact the usage of our products and services on mobile devices and have a material adverse effect on our business, financial condition, and results of operations.
In addition, certain marketing channels have, from time to time, limited or prohibited advertisements for similar products and services, including because of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels or providing certain features in the future.
Further, many users register for (and logged into) our Grindr platform exclusively through their Apple IDs, Google usernames, or Facebook profiles. While we have alternate authentication methods that allow users to register for (and log into) our Grindr platform using an email address or their mobile phone numbers, there can be no assurances that users will use these other methods. Apple, Google, and Facebook have broad discretion to change their terms and conditions in ways that could limit, eliminate, or otherwise interfere with our ability to use Apple IDs, Google usernames, or Facebook profiles as a registration method or to allow these entities to use such data to gain a competitive advantage. If Apple, Google, or Facebook made such changes, our business, financial condition, and results of operations could be materially adversely affected. Additionally, if security on Apple, Google, or Facebook is compromised, if our users are locked out from their accounts, or if Apple, Google, or Facebook experiences an outage, our users may be unable to access our products and services. If our ability to distribute our products and services to our users is impaired, even if for a temporary period, user growth and engagement with our service could be materially adversely affected, even if for a temporary period. Any of these events could materially adversely affect our business, financial condition, and results of operations.
Concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations.
We collect and process user profiles, precise user locations, and other personal data from our users to provide them with our products and services and to better facilitate connections among our users. As discussed above, despite the increased level of social acceptance of the LGBTQ community, identification as LGBTQ remains stigmatized, and deemed illegal in certain parts of the world. Certain of our existing and potential users may prefer not to associate with our platform publicly, not to identify themselves publicly as LGBTQ, not to have assumptions or perceptions formed about their sexual orientation or gender identity, and/or not to have their sexual orientations and gender identities known by others, which may limit our ability to maintain or increase levels of user engagement.
In addition, our potential users may be reluctant to use our products and services out of fear of the ramifications of being associated with our platform or identified or perceived as potential members of the LGBTQ community. Concerns about being identified or perceived in a certain way, as well as concerns about the collection, use, disclosure, or security of personal data (including chat history) or other privacy-related or other matters, even if unfounded, could damage our reputation and discourage potential users from choosing our platform, all of which may adversely affect our business, financial condition, and results of operations. Our success depends on our ability to access, collect, and use personal data about our users and to comply with applicable privacy and data protection laws.
In addition, from time to time, we receive requests or demands for information from law enforcement agencies that seek access to our user content or other information. In some cases, these requests or demands seek information that we do not have, are not able to provide or have determined are not appropriate to provide due to technical limitations, privacy concerns, or retention practices. Maintaining the trust of our users is important to sustain our user growth, retention, and engagement. Concerns over the safety of our users or our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services, any of which may adversely affect our business, financial condition, and results of operations.
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
Our products and services mainly depend on mobile app stores and the continued services and performance of other third parties such as data center service providers, third party payment aggregators, computer systems, internet transit providers, and other communications systems and service providers. We primarily make our Grindr mobile application available to users through, and therefore largely depend upon, the Apple App Store and the Google Play Store. While our Grindr mobile application is generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and premium add-ons. We determine the prices for these subscriptions and premium add-ons, but at this time, they are primarily processed through the in-app payment systems provided by Apple and Google. We also utilize Stripe in order to process payments related to certain legacy subscriptions. Apple and Google, as well as other third parties such as Stripe, have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our Grindr mobile application, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by such third parties through our Grindr mobile application, and to interpret their respective terms and conditions in ways that may limit, eliminate, or otherwise interfere with our products and services, our ability to distribute our Grindr mobile application through their stores, our ability to update our Grindr mobile application, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products and services, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect.
To the extent such third parties make such changes, our business, financial condition, and results of operations could be materially adversely affected. For example, our business could suffer materially if Apple or Google, (or other third parties) change their standard terms and conditions, interpretations, or other policies, requirements and practices in a way that is detrimental to us or if they determine that we are in violation of their standard terms and conditions or other policies and prohibit us from distributing our Grindr mobile application on their platforms.
There can be no assurance that Apple or Google, or any other third party, will not limit, delay, eliminate, or otherwise interfere with the distribution of our Grindr mobile application, or that we will not be limited or prohibited from using certain current or prospective distribution or marketing channels in the future. For example, either Apple or Google could block or delay the distribution of a new version of our application or our products and services based upon alleged non-compliance with their policies concerning, for example, safety, in-app content, technical performance, privacy, data security, or design, among other issues. In addition, Google could immediately terminate our Google Play distribution agreement if we experience a change of control, which would have a material adverse effect on our business. If the aforementioned third parties took any such actions, or if we experience a deterioration in either relationship, our business, financial condition, and results of operations could be materially adversely affected.
In addition, we leverage a wide array of additional third parties in various other aspects of our operations, including software developers; computing, storage, and bandwidth service providers; suppliers of technology infrastructures; mobile application optimization and analytics firms; sales and marketing channels; contract engineers; contract content contributors; and LGBTQ rights advocacy organizations around the world. Any deterioration in our relationships with these third-party suppliers, vendors, and business partners, or any adverse change in the terms and conditions governing these relationships, could have a negative impact on our business, financial condition, and results of operations, and there is no guarantee that we would be able to find replacement vendors on reasonable terms or at all.

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
As discussed above, we market, distribute, and make our products and services available across several mobile operating systems and devices (e.g., iOS and Android) and through a number of third-party publishers and distribution channels (e.g., the Apple App Store and Google Play Store). There can be no guarantee that popular mobile devices will continue to support our products and services, or that mobile device users will continue to use our products and services over competing products and services. In addition, if the number of platforms for which we develop our products and services increases, our costs and expenses will also increase, as will the risks of bugs, outages, or other technical issues. Moreover, our products and services require high-bandwidth data capabilities. If the costs of data usage increase, our user growth, retention, and engagement may be seriously harmed.
Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation.
While there has been substantial progress in the protection of LGBTQ rights in certain parts of the world, identification as LGBTQ remains stigmatized, marginalized, and deemed illegal in many parts of the world. We have faced and may continue to face serious incidents in which government authorities in certain countries use our products and services to arrest and assault LGBTQ individuals under charges of “promoting sexual deviancy” and “inciting immorality,” among others.
In addition, some countries, including Pakistan and the Crimean Peninsula in Ukraine, have banned our products and services and the products and services of other companies that provide services for and promote the LGBTQ community. Access to our Grindr platform in other countries, such as China, Turkey, Lebanon, Indonesia, the United Arab Emirates, Saudi Arabia, and Qatar, may only be available through the use of services such as virtual private networks, or VPNs, or via home wireless networks, thereby decreasing accessibility to our products and services. Adverse social and political environments for the LGBTQ community could limit our geographical reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation.
In addition, government authorities in various countries may seek to restrict user access to our products and services, if they consider us to be in violation of their laws, a threat to public safety, or for other reasons, including if they consider the content on our products and services to be immoral or indecent. If content shown on our products and services is subject to censorship, access to our products and services may be restricted (in whole or in part) in one or more countries, we may be required to or elect to make changes to our operations or other restrictions may be imposed on our products and services. If our competitors can successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain, expand, and engage our user base and qualify advertisers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our business, financial condition, and results of operations could be materially adversely affected.
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
To sustain our revenue growth, we must monetize our user base by meeting or exceeding their expectations for our products and services in order for them to choose to convert to paid subscribers. Our growth and monetization strategies are constantly evolving. We plan to offer our users more types of subscription packages, additional offers to encourage conversion to premium (fee-based) subscriptions, and stand-alone for-pay features, among other strategies. In addition, we intend to diversify our advertiser portfolio and strengthen the performance of our online self-service advertising system. However, these efforts might not be successful and may not justify our investment, or we may not be able to pursue them at all. We have limited and may continue to limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to generate advertising revenue. In addition, we are continuously seeking to balance our growth objectives and monetization strategies with our desire to provide an optimal user experience, and we may not be successful in achieving a balance that continues to attract and retain users. If our growth and monetization strategies do not generate sustainable revenue, our business, financial condition, and results of operations could be materially adversely affected.
Our product development, investment, and other business decisions may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product development and investment decisions that may not prioritize short-term financial results, if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, we launched our Grindr for Equality initiative to better serve the LGBTQ community and strengthen our brand without focusing on immediate financial returns. Likewise, we occasionally launch features that we cannot monetize (and may never be able to monetize), but those features aim to improve the overall user experience and thus improve our long-term financial performance by driving user engagement and retention, among other potential effects. However, these sorts of decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with partners and advertisers, and our business, financial conditions, and results of operations could be materially adversely affected.
The failure to attract new advertisers, the loss of existing advertisers, a deterioration in any of our advertising relationships, or a reduction in their spending could adversely impact our business.
We currently generate a portion of our revenue from advertising on our products and services, which is presented in our Indirect Revenue. We attract third-party advertisers because of our extensive LGBTQ user base worldwide, among other factors. Any decrease or a slower growth in our user base or user engagement may discourage new or existing advertisers from advertising on our products and services. The advertisers and advertising platforms control their respective development and operation, and we have little input, if any at all, into how their platforms operate. In addition, we largely do not have control over the type of advertisers or the content of their advertisements on our platform. Any deterioration in our relationship with these platforms, any changes in how they operate their platforms or in the requirements regarding the content on our platform, or any deterioration in the platforms’ relationships with advertisers that advertise on our platform may materially adversely affect our advertising revenue. Any loss of existing advertisers or failure to attract new advertisers will materially adversely affect our business, financial condition, and results of operations.
Our advertisers typically do not have long-term advertising commitments with us. The majority of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, certain advertisers may view some of our products and services as controversial, experimental or unproven. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Moreover, we rely on the ability to collect and disclose data and metrics for our advertisers to attract new advertisers and retain existing advertisers. Any restriction, whether by law, regulation, policy, or any other reason, on our ability to collect and disclose data to our advertisers would impede our ability to attract and retain advertisers. Our ability to collect and disclose data may also be adversely affected by third parties, such as third-party publishers and platforms.

In addition, we believe that our advertising revenue could also be adversely affected by many factors both within and beyond our control, including:
•decreased user access to and engagement with us through our mobile products and services;
•our inability to improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;
•adverse legal developments or user sentiment relating to advertising, user safety, privacy, and collection of personal data for targeted advertising purposes, including legislative action, regulatory developments, and litigation;
•adverse media reports or other negative publicity involving us or other companies in our industry.
The occurrence of any of these or other factors could result in a reduction in demand for our ads and other commercial content, which may reduce the prices we receive for our ads and other commercial content, or cause advertisers to stop advertising with us altogether, any of which could negatively affect our business.
We have significant internationally-sourced revenue, and as a result, we may face additional risks in connection with certain of our international operations that could adversely affect our financial results.
We have significant internationally-sourced revenue and plan to continue the monetization efforts internationally, including through the translation of our products and services. As of December 31, 2023, we distribute the iOS and Android versions of our Grindr mobile application in 9 and 21 languages, respectively, and had registered users in most countries and territories in which the Apple App Store and Google Play Store operate. Our international revenues represented 41.7% and 37.4% of total revenue for the years ended December 31, 2023 and 2022, respectively. If we fail to deploy, manage, or oversee our international expansion successfully, our business may suffer.
Some or all of our products or services may not be permitted or made available in certain markets due to legal and regulatory complexities and different societal perceptions of LGBTQ identities. See “—Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation”
We believe that operating internationally, particularly in countries in which we have more limited experience, exposes us to a number of additional risks both within and beyond our control, including:
•political tensions, social unrest, or economic instability, particularly in the countries in which we operate;
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
•reduced protection for intellectual property rights in some countries;
•political unrest, terrorism, military conflict (such as the conflict involving Russia and Ukraine and Israel and Hamas), war, health and safety epidemics (such as the COVID-19 pandemic and the outbreak of the mpox virus in 2022) or the threat of any of these events;
•export controls and economic sanctions administered by the U.S. Department of Commerce Bureau of Industry and Security and the U.S. Department of the Treasury Office of Foreign Assets Control and similar regulatory entities in other jurisdictions; and
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-corruption laws in other jurisdictions.

Moreover, geopolitical tensions in or involving countries in which we operate, may prevent us from operating in certain countries or increase our costs of operating in those countries. In addition, if enforcement authorities demand access to our user data, our failure to comply could lead to our inability to operate in such countries or other punitive acts. For example, in 2018, Russia blocked access to the messaging app Telegram after it refused to provide access to the Russian government to encrypted messages.
The occurrence of any of these or other factors or our failure to effectively manage the complexity of our global operations could materially adversely affect our international operations, which could, in turn, negatively affect our business, financial condition, and results of operations.
Our business and results of operations may be materially adversely affected by pandemics or other public health emergencies.
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the recent COVID-19 pandemic, the 2022 mpox outbreak and other newly declared public health emergencies. The COVID-19 pandemic reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed in various parts of the world, future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, as well as on the ability of people who connect on our platform to meet in person, and could materially adversely affect demand, or our users’ ability to pay, for our products and services. The 2022 mpox outbreak has spread to many regions of the world, including to regions where we conduct our business operations. We have seen slower active user growth in areas with significant mpox outbreaks. If the mpox outbreak continues to spread, any resulting fluctuation in our user base and user activity may have a material adverse effect on our business operations and financial results.
A public health epidemic, pandemic or public health emergency, including the COVID-19 pandemic and the 2022 mpox outbreak, poses the risk that we or our employees, contractors, vendors, and other business partners or we may be prevented or impaired from conducting ordinary course business activities for an indefinite period, including due to shutdowns necessitated for the health and well-being of our employees, the employees of business partners, or shutdowns that may be requested or mandated by governmental authorities.
A widespread epidemic, pandemic, or other health crisis could also cause significant volatility in global markets. The COVID-19 pandemic has caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby negatively impact our liquidity.
We have in the past experienced, and may in the future experience volatility in our user and revenue growth rates as a result of the COVID-19 pandemic and mpox. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies. The timing and success of our international expansion may be negatively impacted by COVID-19, mpox or other disease outbreaks, which could impede our anticipated growth. As we experience volatility or decline in growth rates, investors’ perceptions of our business may be adversely affected, and the trading price of shares of our common stock may decline.
We depend on our key personnel and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.
We currently depend on the continued services and performance of our key personnel, including members of senior management, product development and revenue teams, engineering personnel, and privacy and information security employees, among other key staff. In addition, some of our key technologies and systems have been, or may be in the future, custom-made for our business by our key personnel. If one or more of our senior management or other key employees cannot or chooses not to continue their employment with us, we might not be able to replace them easily in a timely manner.
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. We face intense competition in the industry for well-qualified, highly skilled employees and our continued ability to compete effectively depends, in part, upon our ability to attract and retain new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, key contributors to our success and our ability to foster the innovation, creativity, and teamwork that we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage remote work arrangements resulting from the COVID-19 pandemic, among other factors, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity, and retention could suffer, and consequently, our business, financial condition, and results of operations could be materially adversely affected.
Finally, our effective succession planning and execution will be important to our future success. If we fail to ensure the effective transfer of senior management knowledge and to create smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial, and operating goals, as well as our business, financial condition, and results of operations generally, could be materially adversely affected.
Unionization activities may disrupt our operations and adversely affect our business.
Although none of our employees are currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions in the future. In July 2023, a labor union filed an election petition with the National Labor Relations Board (“NLRB”) seeking to represent certain of our employees. Acting on the petition, the NLRB conducted a secret-ballot election in November and December 2023, which remained ongoing as of December 31, 2023. If a significant number of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, change our company culture, decrease our flexibility, and disrupt our business. In addition, a labor dispute or union campaign involving some or all of our employees, may harm our reputation, disrupt our operations, and result in litigation expenses.
We have limited insurance coverage concerning our business and operations.
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
In addition, our business disruption insurance covers only loss of business income sustained due to direct physical loss or damage to property on our premises, and insurance policies covering damage to our IT infrastructure or information technology systems are limited. Any disruptions to our IT infrastructures or systems or an uncovered business disruption event could result in substantial costs to us and diversion of our resources.
Problems with any insurer, or the general limitations of our insurance policies, including any applicable retentions or caps, could result in limited coverage for us and cause significant operating expenses. Additionally, if a significant loss, judgment, claim or other event is not covered by insurance, the loss and related expenses could harm our business, financial condition and results of operations. The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
We rely on key operating metrics that have not been independently verified to manage our business. We may periodically change our metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We regularly review metrics, such as Average MAUs and Average Paying Users, to evaluate growth trends, measure our performance, and make strategic decisions. For example, Average MAUs are calculated using unique devices that demonstrate activity on our Grindr platform on a calendar month basis and the devices counted may not exactly reflect the number of users of our Grindr platform. Average MAUs are also calculated using internal company data gathered in part on analytics platforms that we developed or deployed and operate, and an independent third party has not validated those platforms or the resulting data. In addition, our internal systems measure Average MAUs by detecting user activity when users open our Grindr platform on their devices, regardless of whether they engage in further activities using the application. Therefore, these metrics cannot measure the extent to which our users use our products and services, or accurately estimate the impact that it may have on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics” for more details. While Average MAUs and other operating metrics are based on what we believe to be reasonable estimates for the applicable periods, there are inherent challenges in measuring how our products and services are used across large populations globally and in accounting for spam accounts (as opposed to genuine users). Our user metrics are also affected by technology on certain mobile devices that automatically runs in the background of our Grindr mobile application when another phone function is used, and this activity can cause our system to miscount the user metrics associated with such an account. In addition, our ability to accurately calculate certain user metrics depends on data received from third-parties, including Apple and Google, which we are not able to independently verify. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, we continually seek to improve the accuracy of our estimates of our user base, which may change due to improvements or changes in our methodology.
Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of Average MAUs were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. We continually seek to address technical issues in our ability to record such data and improve our accuracy. Still given the complexity of the systems involved, the rapidly changing nature of mobile devices and systems, how our platform manages identity, and the way our users use the Grindr platform, we expect these issues to continue. We are currently exploring and developing an alternative identifier in an effort to capture different use cases on our platform, such as when a user logs into their account from multiple devices or when users periodically uninstall and then reinstall our Grindr mobile application. This identifier may not apply retroactively to historical data. This technology is still nascent, and it may be some time before we determine whether the resultant data is reliable or useful. To the extent we switch to reporting MAU data in the future based on this alternative identifier, it may be difficult for investors to evaluate period over period comparisons of these metrics. We may periodically change the metrics we use for internal or external reporting. If customers, advertisers, platform partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Users, platform partners, and investors may be less willing to allocate their resources or spending to our Grindr platform, any of which could materially negatively affect our business, financial condition, and results of operation.
Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.
We operate in various international markets. During the years ended December 31, 2023 and 2022, our international revenue represented 41.7% and 37.4% of our total revenue, respectively. We remeasure international revenues into U.S. dollar-denominated operating results, and during periods of a strengthening U.S. dollar, our international revenues will be reduced when remeasured into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, remeasuring our international revenues carried out in a currency other than the U.S. dollar into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can impact our results of operations.
Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Information Technology Systems and Intellectual Property
Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks on our systems or those of third parties upon which we rely, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, generate negative publicity, and materially and adversely affect our business.
Our products and services and the operation of our business involve collecting and processing a significant amount of data, including personal data regarding our users (including user-to-user communications), personal data about our employees, and other confidential or sensitive information. The information systems (including those of the third parties upon which we rely) that store and process such data are susceptible to increasing threats of continually evolving cybersecurity risks. Cyber-attacks by third parties seeking unauthorized, unlawful, or accidental access, modification, destruction, loss, alternation, encryption or disclosure of confidential or sensitive information, including personal data regarding our users, or otherwise seeking to disrupt our ability to provide services, have become prevalent in our industry. We may also face attempts to create false or undesirable user accounts or take other actions to spam, spread misinformation or other objectionable ends. Given our Grindr platform's popularity and user demographics, we and the third parties we rely on are particularly susceptible to attacks. Our information systems and those of the third parties upon which we rely face an ever-increasing number of threats from a broad range of potential bad actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists, and politically or socially motivated groups or individuals. Some actors particularly nation-states in conjunction with military conflicts and defense activities, now engage and are expected to continue to engage in cyber-attacks. During times of war and other major conflicts, we and the third parties we rely on may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely face numerous threats, including physical or electronic break-ins, security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website, or facilities, a distributed denial-of-service, or DDoS, attack, computer and mobile malware, worms, viruses, social engineering attacks (predominantly spear phishing attacks), deep fake attacks (which have become increasingly more difficult to identify as fake), credential stuffing attacks, credential harvesting, ransomware attacks, attempts to misappropriate user information, including credit card information and account login credentials, and general hacking. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are also becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack. Still, we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. In addition, third parties may attempt to fraudulently induce our employees or users to disclose information to gain access to our data or our users’ data. The threats described above have become more prevalent in our industry, and these risks have generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services and cause other interruptions, delays, or operational malfunctions.
Security incidents or disruptions have occurred on our systems in the past, and they will continue to occur in the future and may be inherently difficult to detect for long periods of time. As a result of our market leader position, the size of our user base, and the types and volume of personal data on our systems, we believe that we are an especially attractive target for such breaches and attacks. Any failure to maintain performance, reliability, security, and availability of our products and services and technical infrastructure may harm our reputation and our ability to retain existing users and attract new users, as well as generate negative publicity.
Although we have devoted and continue to devote resources designed to protect our data and user data, we cannot assure that such measures will be effective and we may also incur significant costs in protecting against or remediating security incidents or other disruptions. In addition, some of our stored user data we collected is stored in facilities is provided by third parties which are beyond our control. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any security incidents or other interruption could subject us to legal liability, including investigations by regulatory authorities and/or litigation that could result in liability to third parties, harm our business and reputation, and diminish our competitive position. We may incur significant costs in protecting against or remediating such incidents and as cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to stay agile in our protective measures or investigate and remediate any information security vulnerabilities.
We may also incur significant legal and financial exposure, including legal claims, higher transaction fees, and regulatory fines and penalties because of any compromise or breach of our or our third-party providers' systems or data security, or our third-party providers' the systems and data security of our third-party providers. Any of the preceding could have a material adverse effect on our business, financial condition, and results of operations.
Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or are without exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services. Some of our partners may receive or store information provided by us or our users through mobile or web applications integrated with our Grindr platform, and we use third-party service providers to store, transmit, and otherwise process certain confidential, sensitive, or personal data on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Although we may have contractual protections with our third-party service providers, contractors, and consultants concerning data security, we cannot guarantee that a security breach will not occur on their systems, and any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we have from our third-party service providers, contractors, or consultants may not be sufficient to protect us from any such liabilities and losses adequately, and we may be unable to enforce any such contractual protections.
While our insurance policies include liability coverage for certain of these matters, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. See “—Risks Related to our Brand, Products and Services, and Operations—We have limited insurance coverage concerning our business and operations.” The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial condition, and results of operations.
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
Our success depends, in part, on the integrity of our (and those of our third-party partners) information technology systems and infrastructures and on our ability to enhance, expand, and adapt these systems and infrastructures in a timely and cost-effective manner.
Our reputation and ability to attract, retain, and serve users depend on the reliable performance of our products and services and our (and our third-party partners) underlying technology infrastructure. Our products, services and systems depend on the ability of our software and hardware to store, retrieve, process, and manage immense amounts of data. While we have not experienced any material outages in the recent past, we have experienced performance delays and other glitches, and we expect to face similar issues in the future. In addition, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays, other glitches, or outages that could temporarily make some or all of our systems or data unavailable and prevent our products and services from functioning properly for our users. Any such interruption could arise for any number of reasons, including human errors, and could materially and adversely affect our business, financial condition, and results of operations.
Moreover, our systems and infrastructures (and our third-party partners) are vulnerable to damage from fire, power loss, hardware and operating software errors, technical limitations, telecommunications failures, acts of God, and similar events. While we have back-up systems in place for certain operations, not all of our systems and infrastructures (and our third-party partners) have redundancies or backup systems. In addition, disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences with our products and services, tarnish our reputations and decrease demand for our products and services, and result in significant negative publicity, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, even if detected, resolving such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, our products and services.
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve our users' experience of our users, accommodate substantial increases in the volume of traffic to our various products and services, and ensure acceptable load times for our products and services, and keep up with technological changes and user preferences. Any failure to do so in a timely and cost-effective manner could materially adversely affect our users’ experience with our various products and services, thereby negatively impacting the demand for our products and services, and could increase our costs, any of which could materially adversely affect our business, financial condition, and results of operations.
We use generative artificial intelligence and machine learning in our products and services which may result in operational challenges, legal liability, reputational concerns, competitive risks and regulatory concerns that could adversely affect our business and results of operations.
We are in the process of adopting generative AI processes and algorithms into our daily operations, including by deploying generative AI and machine learning into our products and services to identify spam and bad actors, to deploy new features, and to improve user matching. This may result in adverse effects to our operations, legal liability, reputation and competitive risks. Generative AI products and services leverage existing and widely available technologies. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.

Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Deficient or inaccurate recommendations, forecasts, or analyses that generative AI applications assist in producing could lead to customer rejection or skepticism of our products, impact our ability to attract and retain users, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of generative AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including the misuse of personal data, which may adversely affect our operations and reputation.
Our success will depend on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies, such as generative AI, into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. We face significant competition in respect of generative AI-based products and services. If we are unable to provide enhancements and new features for our generative AI products and services or to develop new products and services that achieve market acceptance and that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected. The failure of our technology, products or services to gain market acceptance due to more attractive offerings by our competitors or the introduction of new competitors to the market with new or innovative product offerings could significantly reduce our revenues, increase our operating costs or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.
Uncertainty in the legal regulatory regime relating to generative AI and emerging ethical issues surround the use of generative AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Existing laws and regulations may apply to us or our vendors in new ways and new laws and regulations may be instituted. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, European regulators have concluded a provisional agreement on AI regulation, the Artificial Intelligence Act (“AI Act”), which will apply beyond the European Union’s borders. If enacted as currently proposed, the AI Act will ban AI applications that pose an unacceptable level of risk and establish obligations for AI providers and those deploying AI systems. We expect other jurisdictions will adopt similar laws. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. We may experience challenges in adapting our operations and services to such legislation, if applicable.
We often rely, not only on our own initiatives and innovations, but also on third parties for the development of and access to new technologies related to, or that rely upon, generative AI and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business. In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in technologies related to, or that rely upon, generative AI created or provided by third parties. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.
We are subject to risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could materially adversely affect our business, financial condition, and results of operations.
In addition to purchases through the Apple App Store and the Google Play Store, we accept payment from our users through certain other online payment service providers. We expect to explore and implement additional payment mechanisms based in part upon Apple’s recent announcement that it would allow app developers to process payments for subscriptions and other premium add-ons outside of Apple’s payment system. See “—Risks Related to our Brand, Products and Services, and Operations—We rely primarily on the Apple App Store and Google Play Store as the channels for processing of payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Any deterioration in our relationship with Apple, Google or other such third parties may negatively impact our business.” The ability to automatically process credit card information or other account charges on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our products and services will be critical to our success and to a seamless experience for our users. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards, meaning the payment information we store about them is no longer valid. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that such a breach would impact our users. To the extent our users are affected by such a breach experienced by us or a third party, affected users would need to be contacted by us for us to obtain new credit card information to process any pending transactions with us. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition, and results of operations.
In addition, even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of our service providers to protect their personal data generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant cost or user effort.
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
We rely on third parties, including data center and cloud-based, hosted web service providers, such as Amazon Web Services, as well as software development services, computer systems, internet transit providers, and other systems and service providers, in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. While we seek actively reduce risk by trying to minimize reliance on any single third party or our operations, and by creating back-up systems where possible, we cannot guarantee that third-party providers will not experience system interruptions, outages or delays, or deterioration in the performance.
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

If our information systems (such as our hardware, software, products, or those of third parties upon which we rely) contain undetected errors or vulnerabilities, we could be subject to liability and our business could be materially adversely affected.
As explained above, our products and services and internal systems rely on technical and complex software, hardware, and other information systems, including those developed or maintained internally and/or by third parties. In addition, our products and services and internal systems depend on the ability of such information systems to store, retrieve, process, and manage immense amounts of data. The information systems on which we rely have contained, and may now and in the future contain, undetected errors, bugs, or vulnerabilities. We take steps designed to detect and remediate errors, bugs, and vulnerabilities in our information systems, but we may not be able to detect, mitigate, and remediate all such issues, including on a timely basis. Such issues could be exploited and result in a security incident but may not be detected until after a security incident has occurred or after the code has been released for external or internal use. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified issues. These issues can manifest in any number of ways in our products and services, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products and services. Errors, bugs, vulnerabilities, or other defects within our information systems on which we rely have in the past, and may in the future, result in a negative experience for users and marketers who use our products and services, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property, result in negative publicity, or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the information systems on which we rely, and any associated degradation or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business, financial condition, and results of operations.
We could also face claims for product liability, tort, breach of warranty, or other causes of action. Although our Terms and Conditions of Service contain provisions relating to warranty disclaimers and liability limitations, among other provisions our Terms and Conditions of Service, these contractual terms may not be upheld or enforceable in all jurisdictions in which we distribute our products and services, and they may not offer us any protections from liability in potential legal action. In addition, defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. Moreover, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be adversely affected. The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
From time to time, we are party to intellectual property-related litigations and proceedings that are expensive and time consuming to defend, and, if resolved adversely, could materially adversely impact our business, financial condition, and results of operations.
We may become party to disputes from time to time over rights and obligations concerning our intellectual property or intellectual property held by third parties, and we may not prevail in these disputes. Companies on the internet, technology, and social media industries are frequently involved in litigation based upon allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation, and other violations of other parties’ rights. Many companies in these industries, including many of our competitors, have substantially larger intellectual property portfolios than we do (and substantially more resources), which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for infringement, misappropriation, or other violations of patent or other intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims to extract value from technology companies. Given that these patent holding companies or other adverse intellectual property rights holders typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. From time to time we receive claims from third parties which allege that we have infringed upon their intellectual property rights, and we have also been a party to several patent infringement litigations from such third parties. Further, from time to time we may introduce new products and services, product features and services, including in areas where we currently do not have an offering, which could increase our exposure to patent, trademark, and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims asserted against them, which could require us to incur considerable costs in defending such claims and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us because of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.

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
As we face increasing competition and develop new products and services, we expect the number of patent, trademark, and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, trademarks, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future.
Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources. Some of our competitors have substantially greater resources than we do and can sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, third parties may seek, and we may become subject to, preliminary or provisional rulings during any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us or that require us to make material changes to our business. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal, including being subject to a permanent injunction and being required to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights. If we are required or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed technology to compete with us. As a result, we may also be required to develop or procure alternative non-infringing technology or product or feature names or other brand identifiers, which could require significant effort, time and expense or discontinue use of the technology practices, or product or feature names or other brand identifiers, which could negatively affect the user experience or may not be feasible. There also can be no assurance that we would be able to develop or license suitable alternative technology or product or feature names or other brand identifiers to permit us to continue offering the affected products or services. If we cannot develop or license alternative technology or product or feature names or other brand identifiers for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition, and results of operations.
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
We cannot guarantee that our efforts to obtain and maintain intellectual property rights are adequate, or that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or rely on. Even in cases where we seek intellectual property registration or other protections, there is no assurance that the resulting registration, issuance or other protection will effectively protect every significant aspect or feature of our products and services. Moreover, even if we can obtain intellectual property rights, any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. In addition, third parties may also knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Other parties may also independently develop technologies or brands that are substantially similar or superior to ours and we may not be able to stop such parties from using such independently developed technologies or brands from competing with us. These circumstances make it challenging for us to protect our intellectual property rights and may materially adversely impact our business.
In addition, our intellectual property rights and the enforcement or defense of such rights may be affected by developments or uncertainty in laws and regulations relating to intellectual property rights. Moreover, many companies have encountered, and may in the future encounter, significant problems in protecting and defending intellectual property rights in foreign jurisdictions, particularly in emerging markets. The legal systems of some foreign jurisdictions may not favor the enforcement of patents, trademarks, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation, or other violation of our intellectual property or marketing of competing products and services in violation of our intellectual property rights generally.
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
If the use of third-party cookies or other tracking technology is rejected by our users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could be negatively impacted and we could incur significant revenue loss.
We employ a number of technologies that collect information, including personal data, about our users, to which consumers are becoming increasingly resistant. For instance, we use third-party Software Development Kits (“SDKs”) within our Grindr platform and small text files, commonly referred to as “cookies,” placed through a browser on a user’s machine. Users may delete or block cookies in their internet browsers, and users can decline consent for certain non-essential SDKs via our mobile consent management platform (“CMP”).
Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. For example, starting with iOS version 14, Apple has required app developers to ask users for their permission to track them or to access their device’s advertising identifier (known as the IDFA). Additionally, Google has announced similar plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and to reduce cross-device tracking for advertising purposes. In addition, Google has disclosed their intention to move away from third-party cookies to another form of persistent unique identifier, or UID, to identify individual internet users or internet-connected devices, and other browsers, such as Firefox and Safari, have already adopted similar measures.
In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the European Economic Area (the "EEA") and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive, which may require us to make significant operational changes. Additionally, in the United States, certain U.S. state laws, for example, grant residents the right to opt-out of a company’s sharing of personal data for targeted advertising purposes, and require covered businesses to honor user-enabled browser signals, such as the Global Privacy Control signal.
Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as the Global Privacy Control signal), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our business.
Risks Related to Regulation and Litigation
We have identified a material weakness in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements.
Prior to the completion of the Business Combination in November 2022, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. Previously existing internal controls of the special purpose acquisition company were no longer applicable or comprehensive enough after the Business Combination as its operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As of December 31, 2023, management identified a material weakness within the internal controls related to the Company’s payroll process. Specifically, we have not designed nor implemented controls related to the review and approval of changes within our human resources information system (including compensation increases, one time payroll payments, departmental changes, and other changes to employee details), the reconciliation of these changes to our payroll system, and adequately accruing for one time payroll payments in our general ledger system. In addition, as of December 31, 2022, a material weakness in our internal control over financial reporting was identified in relation to the accuracy and timeliness of our financial statement closing process. As of December 31, 2023, management concluded that this material weakness had been remediated as a result of the remediation steps we have taken. Our disclosure controls and procedures as of December 31, 2023 and 2022, respectively, were determined not to be effective at a reasonable assurance level because of the respective material weaknesses identified as of each of those dates.
We cannot assure you the measures we are taking to remediate the material weakness identified as of December 31, 2023 will be sufficient or that such measures will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a restatement of our financial statements for prior periods.
If not remediated, the material weakness within the internal controls related to the Company’s payroll process could result in further material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the stock could be adversely affected, and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
In the event CFIUS reviews a Covered Transaction relating to our business, there can be no assurances that the relevant foreign investor will be able to maintain, or proceed with, participation in the Covered Transaction on terms acceptable to such foreign investor. Potential restrictions on the ability of foreign persons to invest in us could affect the price that an investor may be willing to pay for shares of our common stock. In some circumstances, moreover, we may choose not to pursue certain investments or other transactions, which are otherwise attractive, solely or in part based on an evaluation of the associated CFIUS risks.
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
We are subject to a variety of laws and regulations in the U.S. and other jurisdictions that involve matters that may impact our business, including internet and eCommerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, broadband internet access, online commerce, competition, arbitration agreements and class action waiver provisions, content moderation, intermediary liability, online terms and agreements, protection of minors, consumer protection, user safety, mobile application and website accessibility, sex trafficking, and taxation, among other areas. The introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other scrutiny by governmental agencies and other entities. See “Business—Government Regulation.” The application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. In addition, these laws and regulations may be interpreted and applied inconsistently from state-to-state and country-to-country, and they may be inconsistent with one another or with our current policies and practices. These laws and regulations, as well as any associated inquiries, legal action, investigations, or any other government actions, may be costly to comply with and may delay or impede the development of new products and services, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to liability to remedies that may harm our business, including fines, demands, or orders that we modify or cease existing business practices. We have in the past and may in the future be subject to claims under a variety of U.S. and international laws and regulations that could materially adversely affect our business, financial condition, and results of operation.
In addition, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, that restrict or otherwise unfavorably impact our business, or our ability to provide our products and services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for our products and services, reduce revenues, increase costs, and subject us to additional liabilities. In addition, concerns about harms from the use of dating products and services and social networking platforms, and the use of such products, services, and platforms for illegal and harmful conduct have produced and could continue to produce litigation, legislation, or other governmental action. Any proposed or actual litigation, legislation, regulation, or other governmental action on these or other topics could expose us to liability similar to existing legislation in other jurisdictions or, in some cases, more expansive liability.
In addition, we depend on the ability of our users to access the internet. Many users receive internet access from companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of which could take actions that degrade, disrupt, or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect access to, or the growth, popularity, or use of, the internet, including laws restricting net neutrality, could decrease the demand for, or the usage of, our products and services and increase our cost of doing business, which would, in turn, negatively impact our business.
Moreover, the adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our products and services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business. For example, on multiple occasions, the FCC has adopted and later repealed net neutrality rules that bar internet providers from blocking or slowing down access to online content, thereby protecting services like ours from such interference. The FCC’s actions follow changes in the composition of commissioners at the FCC. Currently, there are no federal net neutrality rules; however, on October 19, 2023, the FCC sought comment on a proposal to readopt net neutrality rules essentially in the form they were adopted in 2018. We cannot predict whether or when the FCC will adopt new rules or the impact of any rules that may be adopted on our operations or business.
Changes to party composition and control in Congress, statehouses, or state legislatures may create at least the possibility that Congress or states may enact laws on net neutrality, though the prospects for such actions are uncertain. Certain states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. California’s net neutrality law took effect in 2021, and a similar law in Vermont is subject to a pending challenge but went into effect on April 20, 2022. We cannot predict whether future FCC net neutrality rules or other state initiatives will be enforced, modified, overturned, or vacated by legal action of a court, federal legislation, or the

FCC. In addition, the status of state regimes may be affected by the FCC's action in its new network neutrality proceeding. To the extent internet service providers engage in such blocking, throttling or “paid prioritization” of content, or engaged in similar actions because of the reversal of net neutrality protections, our business, financial condition, and results of operations could be materially adversely affected.
In addition, concerns about various sorts of harms and the use of similar products and services and social networking platforms for illicit or otherwise inappropriate conduct, such as romance scams and financial fraud, could result in future legislation or other governmental action that affects the overall social networking industry. See “Business—Government Regulation.”
In addition, the international nature of our business exposes us to compliance obligations and related risks under economic sanctions, export controls and anti-corruption laws administered and enforced by the U.S. and various other governments. Economic sanctions and export controls laws and regulations restrict investment in, or otherwise engaging in dealings with or involving, certain individuals, entities, governments or countries, unless such activities are authorized pursuant to regulatory authorizations or general or specific licenses. These regulations may limit our ability to market, sell, distribute, or otherwise transfer our products and services or technology to certain countries or persons. Changes in our products and services and technology or changes in export controls or economic sanctions laws and regulations may create delays in the introduction of our products and services into international markets or, in some cases, prevent the provision or expansion of our business and our products and services to or for certain countries, governments or persons altogether. We maintain policies and procedures which we believe to be adequate and customary to support our compliance with applicable economic sanctions and export controls. We can provide no assurances, however, that our products and services are not provided inadvertently in violation of such laws, despite the precautions we take.
We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, (commonly known as the “FCPA”), the U.S. Travel Act, the United Kingdom Bribery Act 2010, and other anti-corruption, anti-bribery, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws generally prohibit companies and their employees, agents, intermediaries and other third parties from directly or indirectly promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We may be held liable for the corrupt or other illegal activities of third-party business partners and intermediaries, or our employees, representatives, contractors, and other third parties, even if we do not explicitly authorize such activities. We maintain policies and procedures which we believe to be adequate and customary to support our compliance with applicable anti-corruption and anti-bribery laws. However, there can be no assurance that such policies and procedures will prevent violations of applicable anti-corruption or anti-bribery laws and regulations.
The varying and rapidly evolving regulatory framework on privacy and data protection, including across jurisdictions and other obligations, could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
As discussed above, we process a significant volume of personal data (including sensitive information about our users) and other sensitive information from our users, employees and other third parties. Many countries in which we operate impose numerous laws regarding data security, privacy, and the storage, sharing, use, processing, disclosure, and protection of this kind of information. In addition, the scope of these laws is constantly changing, and in some cases, they may be inconsistent, conflicting, and subject to differing interpretations, as new laws of this nature are proposed and adopted. At any time a regulator could argue that we are non-compliant with its country’s data protection regulation or that we have not sufficiently operationalized all of our legal obligations with all such varying laws. In addition, these laws are becoming increasingly rigorous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, and results of operations. We are also subject to other obligations regarding privacy and data protection, including our internal and external privacy policies and contractual obligations.
In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States, the European Union and the United Kingdom. For example, we are subject to the GDPR; the UK GDPR (i.e., the GDPR as it continues to form part of the law of the United Kingdom by virtue of section 3 of the EU (Withdrawal) Act 2018 and subsequently amended); the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”) (collectively, “CCPA”); the Brazilian General Data Protection Law (“LGPD”); and China’s Personal Information Protection Law of the P.R.C. (“PIPL”). These laws impose strict requirements for processing personal data and impose significant fines for violations. For example, LGPD penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50 million reais (approximately $9.3 million U.S. dollars); PIPL affords fines of up to RMB50 million or 5% of our annual turnover in the preceding year and revocation of our license to do business in China; and, under the GDPR and the UK GDPR, we may be subject to fines of up to €20 million/£17,500,000 or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR and UK GDPR’s private right of action. Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including India and Japan, as well as various U.S. states. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our service providers. These obligations include, without limitation, imposing restrictions on our ability to gather personal data, providing individuals with the ability to opt out of certain personal data processing, imposing obligations on our ability to sell or share data with others, and potentially subject us to fines, lawsuits, and regulatory scrutiny.
The GDPR and the UK GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom personal data relates, the transfer of personal data out of the EEA and the United Kingdom, security breach notifications, and the security and confidentiality of personal data more generally. In addition, individuals have a right to compensation under the GDPR and the UK GDPR for financial or non-financial losses.
To the extent we are determined to be not in compliance with the GDPR, UK GDPR or e-Privacy legislation, such determination could materially adversely affect our business, financial condition, and results of operations.
Because we do not have a main establishment in the European Union, we are subject to inquiries from any of the EU or EEA data protection regulators. Over the last few years, we have received and responded to inquiries from the Norwegian Data Protection Authority (“NDPA”), the Spanish Data Protection Authority, the Slovenian Data Protection Authority, and the Austrian Data Protection Authority, among other non-EU data protection authorities, including the ICO and various U.S. regulators. For example, in January 2021, the NDPA notified us of its preliminary decision that we had disclosed personal data to third parties without a legal basis in violation of Article 6(1) GDPR and that we disclosed special categories of personal data to third parties without a valid exemption from the prohibition in Article 9(1) GDPR. In December 2021, NDPA issued an administrative fine against Grindr in the amount of NOK 65,000,000 (approximately $6,176,202 using the exchange rate as of December 14, 2023). Grindr filed an appeal brief with NDPA on February 14, 2022. On December 7, 2022, NDPA upheld its fine and Grindr’s appeal was sent to the NDPA for further consideration. The Norwegian Privacy Appeals Board (the "NPAB") issued its decision on September 29, 2023 in which it upheld NDPA’s original decision and fine of NOK 65,000,000. On October 27, 2023, the Company filed suit in the Oslo District Court to overturn the NPAB’s decision, including to eliminate the fine of NOK 65,000,000. At this time, there are uncertainties as to (i) whether or not the Oslo District Court will overturn or uphold the NPAB’s decision, (ii) whether the District Court’s decision will be appealed by either or both parties and the outcome of such an appeal; and (iii) the ultimate amount of any fine imposed.
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
In addition, the United Kingdom's exit from the European Union ("Brexit") and ongoing developments in the United Kingdom could result in the application of new data privacy and protection laws and standards to our activities in the United Kingdom and our handling of personal data of users located in the United Kingdom. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to the United Kingdom from the EEA will be regulated in the long term. For example, the UK’s Data Protection and Digital Information Bill, containing proposals for the UK GDPR to diverge from the GDPR, was reintroduced to Parliament in March 2023. Further, though the European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from the EEA to the United Kingdom, the decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. As a consequence of Brexit, we are exposed to two parallel regimes (the GDPR and the UK GDPR), each of which potentially authorizes similar, but separate, fines and other potentially divergent enforcement actions for the same alleged violations. As set forth above, over the last few years, we have received and responded to inquiries from the ICO.
Moreover, we may become subject to stringent data localization or transfer requirements, particularly for any international data transfer, and we may be required to review and amend the legal mechanisms by which we make available or transfer personal data with third parties. As supervisory authorities issue further guidance on data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines if our compliance efforts are not deemed sufficient. In addition, if we are unable to transfer personal data between and among countries, it could affect the manner in which we provide our products and services, the location or segregation of our systems and operations, and adversely affect our financial results. In the event any court blocks direct collection of personal data or personal data transfers to or from a particular jurisdiction, this could give rise to operational interruption in the performance of services for customers, greater costs to implement permissible alternative data transfer mechanisms, regulatory liabilities, or reputational harm and negative publicity. Failure to comply with the evolving interpretation of privacy and data protection laws could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, or to respond to inquiries regarding our compliance with privacy and data protection laws, we could incur additional and significant expenses, which may in turn materially adversely affect our business, financial condition, and results of operations.
In addition, multiple legislative proposals concerning privacy and the protection of user information are being considered by U.S. state, local and federal legislatures. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, Utah and Washington—have enacted privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. Moreover, states have been frequently amending existing laws, requiring constant attention to ever-changing legal and regulatory requirements.
In addition, governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission have adopted, or are considering adopting, regulations concerning personal data and data security and pursued enforcement actions and penalties against companies. For example, the Federal Trade Commission has increased its focus on privacy and data security practices at digital companies, as evident from its imposition of a $5 billion fine against Facebook for privacy violations and increasing fines against companies found to be in violation of the Children’s Online Privacy Protection Act (“COPPA”). We may in the future be the subject of similar other types of investigations or proceedings.
Additionally, our employees and personnel use generative artificial intelligence (“generative AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
Moreover, we use AI/ML technologies in our products and services. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML. For example, European regulators have proposed a stringent AI regulation, which will take direct effect across all EU member states if adopted, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
The myriad, overlapping foreign and U.S. privacy laws are not consistent. In addition to government regulation, privacy advocates and industry groups have from time to time proposed, and may in the future continue to propose, self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to voluntarily follow such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. Because the interpretation and application of data protection laws, regulations, standards, and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful.
We make public statements about our use and disclosure of personal data through our Privacy Policy, information provided on our website, and through blog posts and press statements. Although we endeavor to comply with our blog posts, public statements, and documentation regarding our use and disclosure of personal data, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential government or legal action if such policies or statements are found (or perceived) to be deceptive, unfair, or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders, or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce or stop their use of our products and services.
While we attempt to comply with applicable obligations relating to privacy and data protection, there can be no assurance that we will not be subject to claims that we have violated such obligations, that we will be able to successfully defend against such claims, or that we will not be subject to significant fines and penalties in the event of a finding of non-compliance with any applicable laws or industry standards. We have been subject to these types of claims in the past and we may be subject to additional claims in the future.
Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security obligations could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation or mass arbitration demands, audits, inquiries, whistleblower complaints, negative publicity, investigations, loss of export privileges, or severe criminal or civil sanctions, and/or proceedings by data protection authorities, among other potential legal action. We could also be subject to significant fines, other litigation, claims of breach of contract and indemnity by third parties, and negative publicity. When such events occur, our reputation may be harmed, we may lose current and potential users, the competitive positions of our brand might be diminished, and we could incur additional costs and expenses, any of which could materially adversely affect our business, financial condition, and results of operations.
Moreover, privacy activist groups have also previously provided, and may continue to provide, resources to support individuals who wish to pursue privacy claims or put pressure on companies to change data processing practices. High-profile brands such as ours risk being targeted by such groups and, due to the nature of the data that we hold, there is a risk that, if a user became disgruntled with our data processing practices, they could leverage support from such privacy activist groups to take legal action, cause the initiation of regulatory investigation, or gain publicity for their cause. There is also a risk that these groups will seek to challenge our practices, particularly in relation to our consent practices, third-party advertising practices, and/or international data transfers, among other data and privacy practices. Any such campaign could require significant resources to mount a response, it could disrupt our operations or distract management, and it could lead to negative publicity and potential investigation from regulators, among other negative effects, any of which may materially adversely affect our business, financial condition, and results of operations.
We may be held liable for information or content displayed on, retrieved from, or transmitted over our platform, as well as interactions that result from the use of our platform.
We have faced and may continue to face claims relating to information, communications, or content that is displayed on, retrieved from, or transmitted over our platform by our users or otherwise. In particular, the nature of our business exposes us to claims related to defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, discrimination, and personal injury, among other claims brought by users based upon interactions they have on or off the platform. Such proceedings have, and could cause us to incur significant expense, become the subject of negative publicity, and negatively impact our efforts to retain existing users or add new users as well as our relationships with advertisers and other third parties.
The EU Digital Services Act (“DSA”) requires us to further change our products, policies, and procedures. These new regulations create additional reporting obligations, oblige us to enhance our content moderation practices, update our internal procedures to allow users to notify illegal content and to create internal mechanisms to handle complaints. Failure to comply with the DSA obligations may result in fines up to 6% of global turnover. Failure to comply with the DSA may result in fines of up to £18 million or 10% of global turnover (whichever is higher).
The risk of these or similar claims is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for third-party actions may be unclear or nonexistent, where there are limited or no protections for the LGBTQ community, and where we may be less protected under local laws than we are in the U.S. We could incur significant costs in investigating and defending against claims arising from information displayed on, retrieved from, or transmitted over our platform, even if we ultimately are not held liable. If any of these events occurs, our revenue could be adversely affected, or we could incur significant additional expense, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Activities of our users or content made available by such users could subject us to liability, including with respect to user safety.
We provide products and services that enable our users to exchange information and engage in various online activities, so our products and services include substantial user-generated content. For instance, users can provide information in their Grindr platform public profiles, share images via their profile and in messages with other Grindr platform users and generate audio and video messages. User content or activity may be infringing, illegal, hostile, offensive, unethical, or inappropriate or may violate our terms of service. We have in the past been, and may be in the future, subject to lawsuits arising from the conduct of our users, or subject to other regulatory enforcement actions relating to their contents or actions, including conduct of our users occurring off of our platform but with alleged or actual connections to interactions on our platform. Even if claims against us are ultimately unsuccessful, defending against such claims will increase our legal expenses and divert management’s attention from the operation of our business, which could materially and adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
We and other intermediate online service providers rely primarily on two sets of laws in the U.S. to shield us from legal liability with respect to user activity. The Digital Millennium Copyright Act (“DMCA”), provides service providers a safe harbor from monetary damages for copyright infringement claims, provided that service providers comply with various requirements designed to stop or discourage infringement on their platforms by their users. Section 230 of the Communications Decency Act (“CDA”), protects providers of an interactive computer service from liability with respect to most types of content provided over their service by others, including users. Both the DMCA safe harbor and Section 230 of the CDA face regular calls for revision, including without limitation in a number of CDA reform bills currently being considered by legislators and regulators. Furthermore, recent litigation involving cloud hosting companies has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content. In addition, while the U.S. Supreme Court recently declined to limit the applicability of Section 230 in certain circumstances, there are other pending cases before the U.S. Supreme Court and other courts that may result in changes to the protections afforded to internet platforms that could greatly limit the scope of Section 230. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions may be interpreted as not applying to us or may provide us with incomplete or insufficient protection from claims.
We do not fully or immediately monitor all user content or activities on our platform, so inappropriate content may be posted or shared and problematic activities may occur before we are able to take protective action, which could subject us to legal liability. Even if we comply with legal obligations to remove or disable content, we may continue to allow use of our products or services by individuals or entities who others find hostile, offensive, or inappropriate. The activities or content of our users may lead us to experience adverse political, business and reputational consequences, especially if such use is high profile. Conversely, actions we take in response to the activities of our users, up to and including banning them from using our products, services, or properties, may harm our brand and reputation or subject us to legal liability.
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
Online applications are subject to various laws and regulations relating to children’s privacy and protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.
In recent years, a variety of laws and regulations have been adopted aimed at protecting children’s data, including COPPA, California’s Age Appropriate Design Code, the CCPA, other U.S. state comprehensive privacy and social media laws, the UK Age Appropriate Design Code, and Article 8 of the GDPR and the UK GDPR. These laws impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws have been or may be subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws. Additionally, several states have enacted laws regulating social media companies and platforms. These laws, such as the Utah Social Media Regulation Act, seek to limit social media companies from, among other things, displaying and targeting advertising to accounts held by minors (defined as those under 18) and provide certain rights to parents with respect to data of their children and access to social media platforms. These laws may be subject to legal challenges, and the attendant heightened scrutiny associated with processing certain children’s data on social media platforms may lead to increased compliance costs and obligations on us.
We implement certain precautions designed to prevent minors from gaining access to our product and services, and we use a combination of human and automated tooling designed to identify and block accounts that may be associated with minors. Despite these and other measures, minors may gain access to our products and services, which could expose us to significant liability, penalties, reputational harm, and loss of revenue, among other things. We have been in the past, and may be in the future, subject to litigation or allegations relating to our products and services being accessed by minors. Additionally, a number of new laws and regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age on social networking and online dating platforms. Any such new laws or regulations, or changes to existing laws or regulations, could fundamentally change the experience of users on our platform, many of whom are discreet and choose not to share their identify or a picture of their face on our platform; reduce demand for our products and services; limit our ability to attract, retain, and monetize users; increase the cost of our operations and expose us to significant liability, penalties, reputational harm, and loss of revenue, among other things. Our policy and practice are that when we learn that Child Sexual Abuse Materials (“CSAM”) have been transmitted on the platform, we ban relevant user(s), remove the content, and submit a report to the National Center for Missing and Exploited Children. However, we may not always identify circumstances in which CSAM is transmitted on the platform or successfully ban all relevant user(s).
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
We are subject to taxation-related risks in multiple jurisdictions and may have exposure to greater than anticipated tax liabilities.
We are a U.S.-based multinational company subject to taxes in multiple jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires some judgment. Although we believe that our estimates are reasonable and consistent with the tax laws in the jurisdictions in which we operate, the ultimate tax outcome may differ from the amounts recorded in our financial statements.
The tax laws applicable to our business activities are also subject to change and uncertain interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, which could increase the amount of taxes we pay. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Any adverse outcome from a review or audit could have a negative effect on our business, financial condition, results of operation and cash flows.
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

Risks Related to Our Indebtedness
The credit agreement governing our revolving credit facility and term loan contains restrictive covenants which may limit our operating flexibility.
As of December 31, 2023, we had total outstanding indebtedness (net) of approximately $340.6 million, consisting of outstanding borrowings under our senior secured credit facilities. In November 2023, we refinanced our prior debt with a new $300.0 million senior secured term loan and $50.0 million senior secured revolving credit facility. See “MD&A- Liquidity and Capital Resources – Senior Secured Credit Facility” for more information on our new debt facility.
The 2023 Credit Agreement (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) requires compliance with certain financial covenants consisting of a maximum total net leverage ratio and minimum fixed charge coverage ratio, and contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions. As a result of these covenants, we may be limited as to how we conduct business, and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. Our failure to comply with the restrictive or financial covenants described above, if not cured or waived, could result in us being required to repay these borrowings before their due date. In addition, substantially all of our assets are subject to liens securing our term loan and revolving credit facility. If amounts outstanding under the term loan or revolving credit facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Additionally, the lenders are not obligated to fund any new borrowing under the credit agreement while an event of default is continuing. Any event of default under the 2023 Credit Agreement that governs our term loan and revolving credit facility could have a material adverse effect on our business, financial condition and results of operations. The terms of any future indebtedness that we may incur could also include similar or more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. If we are forced to refinance these borrowings on less favorable terms or if it is not possible to refinance these borrowings, our business, financial condition, and results of operations could be materially adversely affected.
Risks Related to Ownership of our Securities
There is no guarantee that our Warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for our warrants, which consist of certain private placement warrants, public warrants and warrants originally issued to certain equity holders of Legacy Grindr (collectively, the “Warrants”) is $11.50 per warrant. The likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price of our common stock is less than $11.50 per share, we believe holders of our Warrants will be unlikely to exercise their warrants. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.
From the date of our Business Combination until March 7, 2024, our closing stock price ranged from $4.65 per share to $36.50 per share. The market price of our common stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, could harm the market price of our common stock.

Future sales of our common stock and/or warrants or the perception of such sales, in particular by our directors, officers, and significant stockholders, could cause the market price for our securities to decline. Resales of significant volumes of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of common stock in the public market could occur at any time. Sales of a substantial number of shares of our common stock in the public market, in particular sales by our directors, officers, or significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Two of our directors, G. Raymond Zage, III and James Fu Bin Lu, are also our two largest stockholders and together beneficially own approximately 70.8% of our issued and outstanding common stock as of March 7, 2024. Even if the trading price of our common stock falls to or significantly below the current trading price, Mr. Zage and Mr. Lu, as founders of Tiga, may still have an incentive to sell and profit due to the nominal purchase prices paid by them, which were significantly lower than the purchase prices paid by other securityholders. The founders of Tiga paid approximately $0.0036 per share for each share of common stock and $1.00 per private placement warrant for each private placement warrant. Resales by either of Mr. Zage or Mr. Lu, or the perception that they may sell, could have the effect of increasing the volatility in our share price or could cause the market price of our securities to drop significantly, even if our business is doing well.
In addition, 72,006,333 shares of our common stock and 2,503,762 warrants beneficially owned by Mr. Zage, 38,425,923 shares of our common stock and 1,336,124 warrants beneficially owned by Mr. Lu, as well as 17,668,261 shares of our common stock and 614,351 warrants owned by other securityholders have been pledged to certain lenders in connection with a certain financing arrangement (collectively the “Pledged Securities”). If the parties to the financing arrangement breach certain covenants or obligations in the financing arrangement, an event of default or maturity of the loans could result and the lenders could exercise their right to accelerate all of the debt under the financing arrangement and foreclose on the Pledged Securities. In addition, the lenders could seek to sell all or a portion of the Pledged Securities or otherwise dispose of such interests. Because the Pledged Securities collectively represent a majority of the combined voting power of our common stock, the occurrence of an event of default or foreclosure, and a subsequent sale of all, or substantially all of the Pledged Securities could result in a change of control of the Company, even when such a change may not be in the best interests of our stockholders. Mr. Lu has recently informed us that he may sell or otherwise dispose of approximately $115 million worth of shares of our common stock in the near term in connection with repayment of the term loan for which shares of our common stock are pledged.
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
General Risk Factors
A downturn in the global economy or other adverse macroeconomic disruptions, especially in the U.S. and Europe, where a substantial majority of our revenue is generated could adversely impact our business.
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

In addition, given the cyclical nature of the global economy, a recessionary period may occur in the future, which could negatively affect our business, financial condition, and results of operations. The ongoing U.S.-China trade tension and other international diplomatic issues, as well as geopolitical conflicts, including the military conflict involving Russia and Ukraine and the war involving Israel and Hamas, and the economic sanctions imposed on Russia, present additional uncertainties for the U.S. and global economies. In addition, the Company’s operations and access to capital may be impacted by disruptions to the banking system and financial market volatility resulting from bank failures, particularly in light of the recent events that have occurred with respect to SVB. There can be no assurances that future economic conditions in the U.S. or elsewhere around the world will be favorable to our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We rely on information technology and data to operate our business and develop, market and deliver our services to our customers. Our information technology includes various cloud computing resources, computer networks, third party hosted services, communications systems, software, and our data (which includes confidential, personal, proprietary and sensitive data) (collectively “Information Assets”). We maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business.
We rely on a multidisciplinary team (including information security stakeholders and management, as described further below in “Cybersecurity—Governance”) to help assess how cybersecurity threats to our Information Assets could impact our business. We seek to assess the likelihood that such threats could result in a material impact to our Information Assets, operations, ability to provide our services, our core business functions, personnel, reputation, and identified critical business objectives. We identify, assess, and manage our cybersecurity threats and risks by, among other things, ongoing threat modeling discussions of certain of our applications and infrastructure, reviewing certain weekly security bulletins, monitoring the threat environment using manual and automated tools in certain environments and systems, subscribing to reports and services that identify certain cybersecurity threats, analyzing reports of certain threats and actors, scans of certain threat environment, evaluating our industry’s risk profile, evaluating threats reported to us from our public-facing bug bounty program, conducting threat assessments for certain internal and external threats, and conducting vulnerability assessments in some environments and systems aimed at identifying vulnerabilities.
Based on our assessment process, we implement and maintain various technical, physical and organizational measures, processes, standards, and policies designed to manage and mitigate such risks and potential material impacts to our Information Assets. The various risk management and reduction measures we implement for certain areas of our environment and systems include: maintaining policies and procedures designed to address cybersecurity threats, including an incident response plan, vulnerability management policy, and disaster recovery/business continuity plans; conducting internal and external audits designed to assess our exposure to certain cybersecurity threats, compliance with internal risk mitigation procedures, and effectiveness of relevant controls; conducting background checks on certain of our and our third parties’ personnel; adopting network security controls in certain environments and systems; segregating certain data; adopting physical and electronic access controls and; asset management procedures monitoring certain systems; implementing a vendor risk management program; training employees on security; conducting red/blue team exercises; maintaining cyber insurance; maintaining a dedicated information security staff; and using a third-party managed security operations center. We seek to prioritize our efforts based on the threats that are more likely to lead to a material impact to our business, such as exposure of customer data, interruption of services, ransomware, intrusion of networks, and data exfiltration or exposure.

Risk from cybersecurity threats are among those that we address in the Company’s general risk management program. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program, and the security department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
To operate our business, we rely on third party service providers to perform a variety of functions, such as SaaS platforms, managed services, property management, cloud-based infrastructure, content delivery to customers, encryption and authentication technology, and corporate productivity services. We have a vendor management program designed to help manage cybersecurity risks associated with our use of these providers. The program includes risk assessments for certain vendors; security questionnaires for certain vendors; review of certain vendor's written security program and security assessments; and imposition of information security contractual obligations on the vendor.
Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and contractually impose obligations onto them related to the services they provide and/or the information they process.
For service providers that provide particularly critical services to us or process particularly sensitive information for us, we follow our third party vendor review processes involving stakeholders throughout the company. This includes multiple levels of due diligence prior to an engagement to assess what, if any, user data or confidential information the vendor may receive access to, what controls should be implemented around such access, and validating that the contractual rights and obligations conform to our policies and practices.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the section titled “Risk Factors—Risks Relating to our Business—Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks on our systems or those of third parties upon which we rely, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, generate negative publicity, and materially and adversely affect our business.”
Governance
Our Board of Directors oversees the Company’s risk management strategy with respect to cybersecurity threats as part of its general oversight function. The Board of Directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk management strategy relies on input from certain members of management, including our Senior Vice President of Engineering and Chief Information Security Officer (reporting to our Chief Executive Officer) in consultation with our General Counsel and Head of Global Affairs (reporting to our Chief Executive Officer), our Chief Privacy Officer (reporting to our General Counsel) and input from various leaders who participate in our Privacy and Security Council. This team helps us understand cybersecurity threats and risks, establish priorities, and determine the scope, elements, and implementation of a cybersecurity program. The team is also responsible for integrating cybersecurity considerations into our overall risk management strategy, and for communicating key priorities to employees.
Every quarter, the Privacy and Security Council meets to discuss certain cybersecurity risks and upcoming changes to our legal obligations that may affect our cybersecurity program, and to review our cybersecurity program. Our cybersecurity team is responsible for preparing for any cybersecurity incidents, responding to any cybersecurity incidents, approving cybersecurity policies and procedures, and reviewing cybersecurity-related audit reports.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our SVP Engineering and Chief Information Security Officer, General Counsel and Head of Global Affairs, and Chief Privacy Officer, as appropriate. In addition, our incident response plan includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.
The Board of Directors, through its Audit Committee, holds at least quarterly meetings to discuss the matters within the Audit Committee’s scope, including to review and discuss our cybersecurity threat management. The Audit Committee oversees matters related to cybersecurity threats and hears reports from our SVP Engineering and Chief Information Security Officer about our guidelines, policies, and practices regarding cybersecurity risks as well as any updates of certain cybersecurity threats faced by us and steps we are taking to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats risk and mitigation.

Item 2. Properties
We currently maintain our headquarters at 750 N. San Vicente Blvd., Suite RE 1400, West Hollywood, California 90069, where we lease and occupy approximately 25,000 square feet of office space pursuant to an operating lease that expires in 2026. We also lease space at several locations across the United States, including in the San Francisco Bay Area, Chicago, and New York City.
We consider our current office space adequate to meet our ongoing needs, particularly in light of our recently adopted hybrid return to office policy. However, from time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various claims, lawsuits, government investigations, settlements and proceedings relating to our operations. Although the results of the claims, lawsuits, government investigations, and proceedings in which we are involved cannot be predicted with certainty, we do not believe the final outcome of certain matters will have a material adverse effect on our business, financial condition, or results of operations, other than those proceedings for which it is too early to determine the materiality and probability of outcome. Information relating to various commitments and contingencies is described in Note 21 to our consolidated financial statements included in Part II, Item 8 in this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part I, Item 3.
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
Holders
As of close of business on March 7, 2024, there were 7 holders of record of our common stock, 2 holders of record of our private warrants and 1 holder of record of our Public Warrants. The actual number of holders of our common stock and public warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.
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
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.
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
Overview
Grindr Inc. ("Grindr" or the "Company") manages and operates the Grindr platform, a global social network platform serving and addressing the needs of the LGBTQ community. We had 13.3 million Average MAUs and 937 thousand Average Paying Users in 2023, as compared to 12.2 million Average MAUs and 788 thousand Average Paying Users in 2022.
The Grindr platform includes a mobile application ("Grindr App") and a web-browser-based application. The Grindr App is free to download and provides certain services and features to Grindr's users at no cost, and also offers a variety of additional controls and features for users who enroll in our premium subscription and add-on products, including access to our web application of Grindr XTRA and Grindr Unlimited. A substantial portion of our revenue is from direct revenue, representing 86.8% of total revenue for the year ended December 31, 2023. Direct revenue is derived directly from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription, or in the form of add-ons pay-per-use access to premium features. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the LGBTQ social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 13.2% of total revenue for the year ended December 31, 2023, which includes, both first-party and third-party advertising. We provide advertisers with the opportunity to directly target and reach our community. Advertisers on our Grindr platform span across many different industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our advertisers a diverse range of advertising opportunities, including in-app banners, full-screen interstitials, and other customized units, typically sold on an impressions basis. Additionally, we contract with a variety of third-party advertisement sales platforms to market and sell digital and mobile advertising inventory on the Grindr platform. We will continue to evaluate opportunities to increase ad inventory with differentiated advertising units and offerings.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which we derived 85.1% and 86.9% of our total revenues for the years ended December 31, 2023 and 2022, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users and by providing customized products and services in targeted geographic regions outside of our current core market. We intend to focus on regions with a large number of potential users, favorable regulatory environments, and fast-growing economies.
In 2023, we generated $259.7 million of revenue, representing a year-over-year growth of 33.2% as compared to the 2022 period, and had 937 thousand Average Paying Users, which is 18.9% higher than our Average Paying Users in 2022. On average, profiles on our platform sent over 332.2 and 305.7 million daily messages in 2023 and 2022, respectively.
Recent Developments
In 2023 our leadership team announced a transition to a hybrid work model involving a return to in-office work and subsequently announced the adoption of a multi-phase RTO Plan beginning in the fall of 2023. Our hybrid work model requires employees to work two days per week in offices where their respective teams are based. The RTO Plan provided employees with a one-time relocation package to support relocation if necessary, or separation packages for employees who chose not to relocate or participate in our RTO Plan. In October 2023, we announced the second phase of the RTO Plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In July 2023, the Communications Workers of America AFL-CIO filed an election petition with the National Labor Relations Board ("NLRB") seeking to hold a representation election for certain categories of our employees. In August and September 2023, the labor union filed with the NLRB a total of three unfair practice charges against us and requested injunctive relief under Sec. 10(j) of the National Labor Relations Act. Acting on the petition, the NLRB conducted a secret-ballot election in November and December 2023, which remained ongoing as of December 31, 2023. As of the date of filing of this Annual Report on Form 10-K, the NLRB has not ruled on the election petition or the unfair labor practice charges.
In November 2023, we refinanced our prior credit agreement with Fortress Credit Corp. by entering into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders party thereto. The new credit agreement provides for a $300.0 million term loan and a $50.0 million revolving credit facility. Our wholly owned subsidiary, Grindr Capital LLC, is the borrower under the credit agreement and all obligations of Grindr Capital LLC under the credit agreement are guaranteed by Grindr Inc. and, subject to certain limited exceptions, our wholly owned domestic subsidiaries, and are secured by substantially all of the assets of Grindr Inc., Grindr Capital LLC and the guarantor subsidiaries. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the credit agreement on November 28, 2023. We used the proceeds and cash on hand to repay in full outstanding obligations under our prior credit agreement with Fortress Credit Corp. and to pay fees and expenses in connection with entering into the new credit agreement. As of December 31, 2023, $300.0 million was outstanding under the term loan and $44.4 million was outstanding under our revolving credit facility.
Consolidated Results for the Years Ended December 31, 2023 and 2022
For the years ended December 31, 2023 and 2022, we generated:
•Revenue of $259.7 million and $195.0 million, respectively. The increase for the year ended December 31, 2023 compared to the year ended December 31, 2022 was $64.7 million, or 33.2%.
•Net loss of $55.8 million and net income of $0.9 million, respectively. Net income decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 was $56.7 million. This resulted in a net loss margin of 21.5% and net income margin of 0.4%, respectively.
•Adjusted EBITDA of $110.2 million and $85.2 million, respectively. The increase for the year ended December 31, 2023 compared to the year ended December 31, 2022 was $25.0 million, or 29.3%. This resulted in an Adjusted EBITDA margin of 42.4% and 43.7%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Non-GAAP Financial Measures—Adjusted EBITDA” for more details on the calculations and reconciliations.
The Business Combination and Public Company Costs
On May 9, 2022, Grindr, Tiga and Tiga Merger Sub entered into the Original Merger Agreement, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of October 5, 2022, by and among Grindr, Tiga, Merger Sub and Tiga Merger Sub II, together with the Original Merger Agreement, the Merger Agreement, pursuant to which Grindr was merged with and into Tiga Merger Sub, with Grindr as the surviving entity and a wholly owned subsidiary of Tiga in the First Merger, and promptly afterwards and as part of the same overall transaction as the First Merger, the merger of such surviving company with and into Tiga Merger Sub II, with Tiga Merger Sub II being the surviving entity and a wholly owned subsidiary of Tiga in the Second Merger, in accordance with the terms and conditions of the Merger Agreement. The Business Combination was completed on November 18, 2022. Grindr was deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Grindr’s consolidated financial statements for previous periods will be disclosed in Grindr’s future periodic reports filed with the SEC.
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
How We Generate Revenue
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue, both of which are driven by the Grindr platform. Direct Revenue is revenue generated by our users who pay for subscriptions or add-ons to access premium features. Indirect Revenue is generated by third parties who pay us to advertise to our users.
Direct Revenue is driven by our subscription revenue and premium add-ons. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. Our subscription revenue has grown through organic user acquisition and the viral network effects enabled by our brand and the quality of our platform. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. A portion of our users choose to pay for premium features, such as access to more user profiles, ad-free environments, advanced filters, unlimited blocks and favorites, and the ability to send multiple photos at the same time, to enhance their user experience through our subscription products. Additionally, we offer premium add-ons on a pay-per-use, or à la carte, basis, such as the ability to boost a user profile to the top of the cascade. By introducing new premium features into our subscription and premium add-on offerings, we continue to increase our Average Paying Users and average revenue per Paying User. For the years ended December 31, 2023 and 2022, our Direct Revenue accounted for 86.8% and 83.7% of our total revenue, respectively.
Indirect Revenue primarily consists of revenue generated by third parties who pay us to advertise to our users. Our advertising offerings provide advertisers with the opportunity to target and directly reach the LGBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, rewarded video, and other customized units, typically on a cost per mille ("CPM") basis. We contract with a variety of third-party ad platforms to market and sell a portion of our digital and mobile advertising inventory on the Grindr platform. In exchange for facilitating the advertising process, we pay the relevant third-party ad platform a share of the revenue derived from the advertisements they place on our platform. We intend to continue to grow our Indirect Revenue through advertising, partnerships, and other non-direct initiatives. For the years ended December 31, 2023 and 2022, our Indirect Revenue accounted for 13.2% and 16.3% of our total revenue, respectively.
Operating and Financial Metrics

	Year Ended December 31,
(in thousands, except ARPPU and ARPU)	2023	2022
Key Operating Metrics
Average Paying Users	937	788
Average Direct Revenue per Average Paying User ("ARPPU")	$20.05	$17.28
Average Monthly Active Users ("Average MAUs")	13,268	12,246
Average Total Revenue per User ("ARPU")	$1.63	$1.33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Year Ended December 31,
($ in thousands)	2023	2022
Key Financial and Non-GAAP Metrics(1)
Revenue	$259,691	$195,015
Direct revenue	$225,285	$163,308
Indirect revenue	$34,406	$31,707
Net (loss) income	$(55,768)	$852
Net (loss) income margin	(21.5)%	0.4%
Adjusted EBITDA	$110,158	$85,192
Adjusted EBITDA Margin	42.4%	43.7%
Net cash provided by operating activities	$36,147	$50,644
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin.
•Average Paying Users. A Paying User is a user that has purchased or renewed a Grindr subscription and/or purchased a premium add-on on the Grindr platform. We calculate Average Paying Users by adding up the number of Paying Users in each day and then dividing that number by the number of days in the relevant measurement period. A Paying User who is both a subscriber and an add-on purchaser in the same day will be counted as one Average Paying User. Duplicate Paying Users may exist if the same individual holds more than one Grindr subscription during the same period. We are focused on building new products and improving on existing ones to drive payer conversion. We believe Average Paying Users is a useful metric for assessing the health of our business, the growth of our Paying Users, and our paid penetration.
•ARPPU. We calculate ARPPU based on Direct Revenue in any measurement period, divided by Average Paying Users in such a period divided by the number of months in the period. We believe ARPPU is a useful metric for assessing the growth of our business and future revenue trends.
•Average MAUs. A MAU is a unique device that demonstrates activity on the Grindr platform during any given calendar month. Activity on the platform is defined as opening the app, chatting with another user, or viewing the cascade of other users. We also exclude devices where all linked profiles have been banned for spam. We calculate Average MAUs as a monthly average, by counting the total number of MAUs in each calendar month and then dividing by the number of months in the relevant period. We use Average MAUs to measure the number of active users on our platform on a monthly basis. We believe Average MAUs is a useful metric for assessing the health of our business and our growth in users.
•ARPU. We calculate ARPU based on total revenue in any measurement period, divided by our Average MAUs in such a period divided by the number of months in the period. We believe ARPU is a useful metric for assessing the growth of our business and future revenue trends.
Non-GAAP Profitability
We use net (loss) income and net cash provided by operating activities to assess our profitability and liquidity, respectively. In addition to net (loss) income and net cash provided by operating activities, we use Adjusted EBITDA, which is a non-GAAP measure of profitability.
We define Adjusted EBITDA as net (loss) income excluding income tax provision (benefit); interest expense, net; depreciation and amortization; stock-based compensation expense; severance; transaction-related costs; litigation-related costs for matters unrelated to the Company's ongoing business; Legacy Grindr management fees; loss on extinguishment of debt; (loss) gain in fair value of warrant liability; and other expense. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information and a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin.
Key Factors Affecting our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Item 1A. "Risk Factors" in this Annual Report on Form 10-K.
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the years ended December 31, 2023 and 2022, our Average Paying Users were approximately 937 thousand and 788 thousand, respectively, representing an increase of 18.9% year-over-year. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we are able to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
Expansion into Under-Penetrated Markets
We are focused on growing our platform globally, including through investing in under-penetrated markets to increase subscribers and advertising revenue. Expanding our business in under-penetrated markets will require increased costs related to marketing, as well as localization of product features and services. Potential risks to our expansion into under-penetrated markets will include competition and compliance with foreign laws and regulations. As we expand into certain under-penetrated markets, we may see an increase in users who prefer to access premium features through our add-on options rather than through our paid subscription packages, which could impact our ARPPU. We may also see a lower propensity for users to pay as we attempt to increase our market penetration in markets with additional competitors.
Growth in ARPPU
We continually work to develop new monetization features and improve existing features in order to increase adoption of premium add-ons and our subscription programs. Many variables will impact our ARPPU, including the number of Average Paying Users, paid product mix, the geographic mix of Paying Users, and the revenue generated from subscription versus add-on revenue. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates change, foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar could negatively impact revenue and distort year-over-year comparability of operating results. To the extent our ARPPU growth slows, our revenue growth will become increasingly dependent on our ability to increase our Average Paying Users.
Investing in Growth While Driving Long-Term Profitability
Key investment areas for us will be increasing headcount to rebuild our team, enhancing our platform to adapt for the impact of AI/ML on our user journey along with prioritizing security and privacy, and improving matching capabilities for successful connections.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including engineers, data scientists, product designers and product managers. As of December 31, 2023, we had 112 employees globally, 100 of which were full-time employees. Approximately 39% of our employees work in engineering and product development. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
Factors Affecting the Comparability of Our Results
Temporary variability and general advertising demand
Our ability to maintain consistently high advertiser demand for our platform can be affected by temporary trends in advertisers’ appetites to engage with our users or our brand. For example, events that result in temporary positive or negative publicity for our company (even if unfounded) may play a significant role in our advertisers’ desire to continue to advertise on our platform. Further, general economic conditions may lead to changes in advertising spending in general, which could have a significant impact on our results of operations. Such fluctuations in advertising demand are often unpredictable and likely temporary, but nevertheless could have a significant impact on the financial condition of our business.
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenues represented 41.7% and 37.4% of total revenue for the years ended December 31, 2023 and 2022, respectively. We vary our pricing to align with relative value to local competitors. Our international businesses typically earn revenues in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
Key Components of Our Results of Operations
Revenue
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue. Direct Revenue is revenue generated by our users who pay for subscriptions or premium add-ons to access premium features. Indirect Revenue is generated by third parties who pay us to advertise to our users. As we continue to expand our revenue streams, we anticipate increasing monetization from premium add-ons and subscription offerings, contributing to increase in Direct Revenue over time.
Direct Revenue. Direct Revenue is reported gross of fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers, and we act as the principal. Our subscription revenues are generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month and twelve-month periods. Subscribers pay in advance through third-party platforms, including Apple, Google Play, and Stripe, according to our terms and conditions. Subscription revenues, net of taxes and chargebacks, are recognized ratably over the term of the subscription.
Indirect Revenue. Indirect Revenue primarily consists of revenue generated by third parties who pay us to advertise to our users. Our advertising operations provide advertisers with the opportunity to target and directly reach our community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, entertainment, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, rewarded video, and other customized units, typically on a CPM basis. We also contract with a variety of third-party ad platforms to market and sell a portion of our digital and mobile advertising inventory on the Grindr platform. In exchange for facilitating the advertising process, we pay the relevant third-party ad platform a share of the revenue derived from the advertisements they place on the Grindr platform.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cost of revenue and operating expenses
Cost of revenue. Cost of revenue consists primarily of the distribution fees we pay to Apple and Google, infrastructure costs associated with supporting the Grindr platform, which stem largely from our use of Amazon Web Services, and costs associated with content moderation, which involve ensuring that users are complying with our community standards.
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
Product development expense. Product development expense consists primarily of employee-related and contractor costs for personnel engaged in the design, development, testing, enhancement of product offerings and related technology, as well as related software costs.
Depreciation and Amortization. Depreciation is primarily related to computers, equipment, furniture, fixtures, and leasehold improvements. Amortization is primarily related to capitalized software, acquired definite-lived intangible assets (customer relationships, technology, etc.), as well as trademarks, patents, and copyrights.
Other income (expense)
Interest expense, net. Interest expense, net consists of interest income received on a promissory note to a member and interest expense incurred in connection with our long-term debt and revolving credit facility and loss on settlement of Deferred Payment (defined below).
Other income (expense), net. Other income (expense), net consists of realized and unrealized exchange rate gains or losses, and transaction costs allocated to warrants related to the Business Combination in 2022.
Loss on extinguishment of debt. Loss on extinguishment of debt represents the loss recognized on the early termination of our prior credit facility with Fortress Credit Corp.
(Loss) gain in fair value of warrant liability. (Loss) gain in fair value of warrant liability represents the change in fair value of our public and private warrants. As the private warrants are substantially similar to the public warrants, the warrants are remeasured from the publicly traded quotes from the active market.
Income tax provision (benefit)
Income tax provision (benefit) represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Our effective tax rates will vary depending on changes in the valuation of our deferred tax assets and liabilities, fluctuations in permanent differences, and changes in tax laws.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,
($ in thousands)	2023	% of Total Revenue	2022	% of Total Revenue
Consolidated Statements of Operations and Comprehensive (Loss) Income
Revenue	$259,691	100.0%	$195,015	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	67,458	26.0%	51,280	26.3%
Selling, general and administrative expense	80,417	31.0%	75,295	38.6%
Product development expense	29,327	11.3%	17,900	9.2%
Depreciation and amortization	27,041	10.4%	37,505	19.2%
Total operating expenses	204,243	78.6%	181,980	93.3%
Income from operations	55,448	21.4%	13,035	6.7%
Other income (expense)
Interest expense, net	(46,007)	(17.7)%	(31,538)	(16.2)%
Other income (expense), net	85	—%	(2,799)	(1.4)%
Loss on extinguishment of debt	(11,582)	(4.5)%	—	—%
(Loss) gain in fair value of warrant liability	(49,689)	(19.1)%	21,295	10.9%
Total other expense, net	(107,193)	(41.3)%	(13,042)	(6.7)%
Net loss before income tax	(51,745)	(19.9)%	(7)	—%
Income tax provision (benefit)	4,023	1.5%	(859)	(0.4)%
Net (loss) income and comprehensive (loss) income	$(55,768)	(21.5)%	$852	0.4%
Revenue
Revenue for the years ended December 31, 2023 and 2022 was $259.7 million and $195.0 million, respectively. The $64.7 million increase, or 33.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily driven by an increase in Direct Revenue of $62.0 million, or 38.0%, from $163.3 million to $225.3 million. The increase in Direct Revenue was driven by the year-over-year increases in both, ARPPU of $2.77 and Average Paying Users of 149 thousand, largely as a result of rolling out Weeklies, our weekly XTRA subscription offering to all of our users worldwide and to the continued growth of the Boost à la carte product. Weeklies gave our users a lower priced option for XTRA product with a shorter duration. Boost enables our users to boost views of their profile in a more targeted fashion. ARPPU increased by 16.0%, or $2.77, to $20.05 for the year ended December 31, 2023, from $17.28 for the year ended December 31, 2022. Our ARPPU increased mainly as a result of improved product mix with subscription products with higher average monthly price and an increase in the price of Boost. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the years ended December 31, 2023 and 2022, Average Paying Users increased by 149 thousand from 788 thousand for the year ended December 31, 2022 to 937 thousand for the year ended December 31, 2023. Average Paying Users increased as a result of the launch of our Weeklies XTRA subscription and Boost offerings. The increase in Indirect Revenue of $2.7 million, or 8.5%, from $31.7 million for the year ended December 31, 2022 to $34.4 million for the year ended December 31, 2023 was primarily driven by an increase in the number of our advertising partners as of December 31, 2023 as compared to December 31, 2022.
Revenue from North America increased by $31.4 million, or 24.6%, to $159.0 million in the year ended December 31, 2023 as compared to $127.6 million in the year ended December 31, 2022. During this same period, revenue from Europe increased by $20.1 million, or 47.9%, to $61.9 million in the year ended December 31, 2023 as compared to $41.8 million in the year ended December 31, 2022. Revenue from the remainder of the world increased by $13.2 million, or 51.7%, to $38.8 million in the year ended December 31, 2023 as compared to $25.6 million in the year ended December 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cost of revenue
Cost of revenue for the years ended December 31, 2023 and 2022 was $67.5 million and $51.3 million, respectively. The $16.2 million increase, or 31.6%, was primarily due to growth in distribution fees of $14.8 million, which is consistent with our direct revenue growth, and increased infrastructure costs of $1.2 million.
Selling, general and administrative expense
Selling, general and administrative expense for the years ended December 31, 2023 and 2022 was $80.4 million and $75.3 million, respectively. The $5.1 million increase, or 6.8%, was primarily due to a $12.2 million increase related to stock-based compensation under our equity incentive plans; $6.6 million increase in salaries, benefits, and other employee related expenses driven by the introduction of a new annual bonus incentive plan in 2023; $8.8 million increase in professional service fees, $3.2 million increase in insurance related to being a publicly traded company; partially offset by a $25.1 million decrease in stock-based compensation expenses due to expenses related to our prior Series P Units (as defined in Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) that we recognized in 2022 and were not incurred in 2023.
Product development expense
Product development expense for the years ended December 31, 2023 and 2022 was $29.3 million and $17.9 million, respectively. The $11.4 million increase, or 63.7%, was primarily due to a $7.5 million increase in severance expenses, primarily related to our RTO Plan discussed above in "—Recent Developments"; a $2.6 million increase in salaries, benefits, and other employee related expenses, driven by the introduction of a new annual bonus incentive plan in 2023; a $0.8 million increase in contractor fees to support the engineering function through the decrease in headcount related to RTO, and $0.5 million increase in software costs.
Depreciation and amortization
Depreciation and amortization for the years ended December 31, 2023 and 2022 was $27.0 million and $37.5 million, respectively. The $10.5 million decrease, or 28.0%, was primarily due to acquired intangibles amortization from an acquisition in June 2020, that included a $5.9 million decrease due to customer relationships intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2022, and a $7.0 million decrease due to technology intangibles that had a three-year useful life which was fully amortized in the second quarter of 2023. The decrease was offset by a $1.7 million increase related to capitalized software placed in service, as well as $1.3 million in capitalized software write offs that will no longer be placed in service.
Interest expense, net
Interest expense, net for the years ended December 31, 2023 and 2022 was $46.0 million and $31.5 million, respectively, which represents an increase of $14.5 million, or 46.0%. The increase in interest expense primarily resulted from higher debt balances for 2023, partially offset by lower interest rates under the 2023 Credit Agreement (as defined below) entered into in November 2023, the recognition of interest expense in 2022 related to a settlement with Kunlun Group Holdings Limited (“Kunlun”) that was not recognized in 2023, and interest income from the related party loan to Catapult GP II.
We agreed to settle a deferred payment owed to Kunlun in 2022 that resulted in $11.9 million of interest expense for 2022. In connection with the acquisition of Legacy Grindr in 2020, the SV Entities (as defined in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) had a cash obligation to pay $155.0 million to Kunlun as of June 30, 2023. This obligation was recorded by the SV Entities at the present value of these payments due in the future (“Deferred Payment”). When we agreed to settle the Deferred Payment with Kunlun in 2022, the difference between the assumed carrying value of the Deferred Payment at the time of settlement and the $155.0 million obligation resulted in $11.9 million of interest expense for 2022. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
In April 2021, we loaned $30.0 million under a promissory note to Catapult GP II in April 2021. The promissory note bore interest at 10.0% per annum and was repaid in full during the first quarter of 2023. The total amount of interest income related to the note for the years ended December 31, 2023 and 2022 was $0.3 million and $2.8 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Other income (expense), net
Other income (expense), net for the years ended December 31, 2023 and 2022 was other income of $0.1 million and other expense of $2.8 million, respectively. The change is $2.9 million, or 103.6%, was primarily due to $2.3 million in transaction costs allocated to warrants related to the Business Combination as other expense in 2022.
Loss on extinguishment of debt
Loss on extinguishment of debt for the year ended December 31, 2023, was $11.6 million due to the loss recognized on the early termination of our prior credit facility with Fortress Credit Corp. Refer to Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(Loss) gain in fair value of warrant liability
(Loss) gain in fair value of warrant liability represents the change in the fair value of our Warrants between measurement dates. The Warrants remained unexercised and were remeasured to fair value of $67.6 million as of December 31, 2023 because of the increase in our share price as compared to December 31, 2022, resulting in a loss of $49.7 million for the year ended December 31, 2023 recognized in the consolidated statements of operations and comprehensive (loss) income. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Income tax provision (benefit)
Income tax provision (benefit) for the years ended December 31, 2023 and 2022 was $4.0 million and $(0.9) million, respectively. Legacy Grindr restructured immediately prior to the Business Combination. The restructuring created two tax periods, one for Legacy Grindr through the restructuring, and one for Grindr through the remainder of the 2022. The $4.9 million increase, or 544.4% is primarily due to the tax effect on the increase in mark-to-market warrant liability adjustment, Section 162(m) officer compensation, and changes in the valuation allowance.
Our effective tax rates in fiscal 2023 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. Refer to Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Net (loss) income
Net (loss) income for the years ended December 31, 2023 and 2022 was net loss of $55.8 million and net income of $0.9 million, respectively. Net (loss) income decreased by $56.7 million mainly due to the loss in fair value of warrant liability and loss in extinguishment of debt as discussed above.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net (loss) income excluding income tax provision (benefit); interest expense, net; depreciation and amortization; stock-based compensation expense; severance expenses; transaction-related costs; litigation-related costs for matters unrelated to the Company's ongoing business, including those matters incurred as part of the Business Combination; Legacy Grindr management fees; loss on extinguishment of debt, (loss) gain in fair value of warrant liability and other expense that is unrelated to Grindr's core ongoing business operations. Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. We exclude the above items as some are non-cash in nature, and others may not be representative of normal operating results. Adjusted EBITDA adjusts for the impact

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
of items that we do not consider indicative of the operational performance of our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period. While we believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP.
The following table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
($ in thousands)	2023	2022
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(55,768)	$852
Interest expense, net (1)	46,007	31,538
Income tax provision (benefit)	4,023	(859)
Depreciation and amortization	27,041	37,505
Transaction-related costs (2)	—	6,499
Litigation related costs (3)	2,339	1,722
Stock-based compensation expense	15,824	28,586
Severance expenses (4)	9,355	—
Management fees (5)	(97)	644
Loss on extinguishment of debt	11,582	—
Loss (gain) in fair value of warrant liability (6)	49,689	(21,295)
Other expense (7)	163	—
Adjusted EBITDA	$110,158	$85,192
Revenue	$259,691	$195,015
Net (loss) income margin	(21.5)%	0.4%
Adjusted EBITDA Margin	42.4%	43.7%
_________________
(1)Interest expense, net for the year ended December 31, 2022, included the interest expense recognized with the settlement of the Deferred Payment as discussed above.
(2)Transaction-related costs consist of legal, tax, accounting, consulting, and other professional fees related to the Business Combination and other potential acquisitions.
(3)Litigation-related costs primarily represent external legal fees associated with the outstanding litigation or regulatory matters, including fees incurred in connection with the Business Combination, the potential NDPA fine, and employee unionization.
(4)Severance expenses related to severance incurred for employees who elected not to relocate or participate in our RTO Plan and other severance arrangements.
(5)Management fees represent administrative costs associated with San Vicente Holdings LLC's ("SVE") administrative role in managing financial relationships and providing directive on strategic and operational decisions, which ceased to continue after the Business Combination. In September 2023, certain management fees previously accrued were forgiven.
(6)Change in fair value of warrant liability relates to our warrants that were remeasured as of December 31, 2023 due to the increase in our share price since December 31, 2022.
(7)Other expense represents other costs that are unrelated to Grindr's core ongoing business operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2023 and 2022
The following table summarizes our total cash and cash equivalents:

	Year Ended December 31,
($ in thousands)	2023	2022
Cash and cash equivalents, including restricted cash (as of the end of period)	$28,998	$10,117
Net cash provided by (used in):
Operating activities	$36,147	$50,644
Investing activities	(4,230)	(5,585)
Financing activities	(13,036)	(52,112)
Net change in cash and cash equivalents	$18,881	$(7,053)
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
During the year ended December 31, 2023, our operations provided $36.1 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, including $49.7 million in loss in fair value of warrant liability, $27.0 million in depreciation and amortization, stock-based compensation of $15.8 million, and the recognition of a loss on extinguishment of debt of $11.6 million, partially offset by a decrease in net working capital of $7.3 million, primarily from $11.9 million decrease in account receivables due to increase in direct revenue and indirect revenue during the year, this is offset by $4.7 million increase in accrued expenses and other current liabilities due to the timing of payments and certain litigation-related funds received from escrow, See Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
During the year ended December 31, 2022, our operations provided $50.6 million of cash, which was primarily attributable to our net income of $0.9 million, adjusted for non-cash items, including $37.5 million in depreciation and amortization, $11.9 million in loss in extinguishment of Deferred Payment (defined below), and $21.3 million in gain in fair value change in warrant liability and increase in working capital of $2.5 million, primarily from $10.2 million increase in accrued expenses and other current liabilities due to timing of payments, offset by $4.8 million decrease in account receivables due to increase in direct and indirect revenue during the year.
Cash flows used in investing activities
Net cash used in investing activities in the year ended December 31, 2023, consisted of additions to capitalized software of $3.7 million as well as purchases of property and equipment of $0.5 million.
Net cash used in investing activities in the year ended December 31, 2022, consisted of additions to capitalized software of $5.2 million as well as purchases of property and equipment of $0.4 million.
Cash flows used in financing activities
Net cash used in financing activities for the year ended December 31, 2023 was $13.0 million, resulting primarily from net borrowings of $23.1 million and payment of an early termination fee of $6.3 million in connection with the refinancing of our credit agreement in November 2023, partially offset by proceeds of $19.4 million received upon repayment in full of our related party note to Catapult GP II LP. In January 2024, we repaid $22.0 million under our revolving credit facility.
Net cash used in financing activities in the year ended December 31, 2022 was $52.1 million, resulting primarily from the payment of $196.3 million in distributions to our equity holders prior to the Business Combination and the payment of $155.0 million to Kunlun in connection with the settlement of the Deferred Payment as discussed above, partially offset by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
$230.8 million in borrowings under our prior credit agreement with Fortress Credit Corp., and $100.0 million received in connection with the exercise of the forward purchase agreement with Tiga.
Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, borrowings under our credit facilities, and the sale of equity. To the extent existing cash and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of additional indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain additional covenants that restrict operations, including our ability to raise additional capital. Any additional equity financing may be dilutive to existing stockholders. We may also enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.
As of December 31, 2023, we had cash and cash equivalents of $27.6 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
In November 2023, we refinanced our existing credit facility with a new $300.0 million term loan and $50.0 million revolving credit facility. We entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the "2023 Credit Agreement") that governs the term loan and revolving credit facility. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the new credit agreement and used the proceeds and cash on hand to repay in full all outstanding obligations under, and terminate, our prior credit agreement with Fortress Credit Corp. As of March 7, 2024, $300.0 million was outstanding under the term loan and $22.4 million was outstanding under the revolving credit facility. In January 2024, we repaid $22.0 million under our revolving credit facility. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Our wholly owned subsidiary, Grindr Capital LLC, is the borrower under the credit agreement and all obligations of Grindr Capital LLC under the credit agreement are guaranteed by Grindr Inc. and, subject to certain limited exceptions, our wholly owned domestic subsidiaries and are secured by substantially all of the assets of Grindr Inc., Grindr Capital LLC, and the guarantor subsidiaries.
Borrowings under our new credit agreement (other than swingline loans) bear interest at a rate equal to either, at our option, (i) the highest of the Prime Rate (as defined in the credit agreement), the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, or one-month Term SOFR (as defined in the credit agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case, plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The applicable margin will be based upon our total net consolidated leverage ratio. Swingline loans under the credit agreement bear interest at the Alternate Base Rate plus the applicable margin. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.375% to 0.50% per annum, depending on our total consolidated net leverage ratio.
The term loan will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the initial closing date of the credit agreement, until the final maturity date on November 28, 2028. Any borrowings under the revolving credit facility may be repaid, in whole or in part, at any time and from time to time without any other premium or penalty, and any amounts repaid under the revolving credit facility may be reborrowed, in each case, until the maturity date on November 28, 2028.
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the year ended December 31, 2023, we were not required to make any mandatory repayments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The credit agreement requires compliance with certain financial covenants including a maximum total net leverage ratio and minimum fixed charge coverage ratio. The credit agreement also contains customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions. The credit agreement contains certain customary events of default. If an event of default has occurred and continues beyond any applicable cure period, all outstanding obligations under the credit agreement may be accelerated or the commitments may be terminated, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the credit agreement while an event of default is continuing.
Uses of Cash
Our principal commitments consist of obligations under our credit agreement, operating leases for office space, and our payments for the use of cloud services. In addition, we are subject to pending legal proceedings from time to time, including a potential NDPA fine. If we receive unfavorable results in one or more legal proceedings, we could be required to make substantial cash payments. See Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Critical Accounting Policies and Estimates
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
We measure the fair value of restricted stock units that are subject to market conditions and are liability-classified using a Monte Carlo simulation model. Prior to vesting, compensation expense is recognized over the derived service period, which is determined at the grant date. The Monte-Carlo model is updated to measure the fair value of the liability at each reporting period. Our use of the Monte Carlo simulation model requires estimates, including the expected term, the expected volatility, the risk-free interest rate, and the dividend yield. The expected volatility assumption is developed using the historical volatility observed for the peer group companies used as guideline for Grindr due to the lack of history for Grindr as a public company. The determination of the peer group is inherently uncertain and changes in the assumption could have a material impact on the liability of the market-based awards.
Other Matter
Organization for Economic Cooperation and Development Base Erosion and Profit Shifting Project - Pillar 2
Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development ("OECD"). The OECD, representing a coalition of member countries, has recommended changes to long-standing tax principles related to transfer pricing and has developed model rules, including establishing a global minimum corporate income tax tested on a jurisdictional basis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(referred to as "Pillar Two"). Many jurisdictions have either adopted or announced an intention to adopt Pillar Two for tax years beginning in 2024. While there was no impact in the current year, legislation will be monitored going forward for potential impacts in prospective periods.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Grindr Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grindr Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Los Angeles, California
March 11, 2024

Grindr Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$27,606	$8,725
Accounts receivable, net of allowances of $757 and $336 at December 31, 2023 and December 31, 2022, respectively	33,906	22,435
Prepaid expenses	4,190	7,622
Deferred charges	3,635	3,652
Other current assets	2,413	750
Total current assets	71,750	43,184
Restricted cash	1,392	1,392
Property and equipment, net	1,576	2,021
Capitalized software development costs, net	7,433	7,385
Intangible assets, net	82,332	104,544
Goodwill	275,703	275,703
Right-of-use assets	3,362	4,535
Other assets	1,047	64
Total assets	$444,595	$438,828
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$3,526	$5,435
Accrued expenses and other current liabilities	22,934	15,681
Current maturities of long-term debt, net	15,000	22,152
Deferred revenue	19,181	18,586
Total current liabilities	60,641	61,854
Long-term debt, net	325,600	338,476
Warrant liability	67,622	17,933
Lease liability	2,241	3,658
Deferred income taxes	4,665	12,528
Other non-current liabilities	2,118	327
Total liabilities	$462,887	$434,776
Commitments and Contingencies (Note 21)
Stockholders’ (Deficit) Equity
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 175,020,471 and 173,524,360 shares outstanding; 175,377,711 and 173,524,360 shares issued at December 31, 2023 and December 31, 2022, respectively	18	17
Treasury Stock	(2,154)	—
Additional paid-in capital	44,655	9,078
Accumulated deficit	(60,811)	(5,043)
Total stockholders’ (deficit) equity	$(18,292)	$4,052
Total liabilities and stockholders’ (deficit) equity	$444,595	$438,828
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue	$259,691	$195,015
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	67,458	51,280
Selling, general and administrative expense	80,417	75,295
Product development expense	29,327	17,900
Depreciation and amortization	27,041	37,505
Total operating expenses	204,243	181,980
Income from operations	55,448	13,035
Other income (expense)
Interest expense, net	(46,007)	(31,538)
Other income (expense), net	85	(2,799)
Loss on extinguishment of debt	(11,582)	—
(Loss) gain in fair value of warrant liability	(49,689)	21,295
Total other expense, net	(107,193)	(13,042)
Net loss before income tax	(51,745)	(7)
Income tax provision (benefit)	4,023	(859)
Net (loss) income and comprehensive (loss) income	$(55,768)	$852
Net (loss) income per share
Basic	$(0.32)	$0.01
Diluted	$(0.32)	$0.01
Weighted-average shares outstanding:
Basic	174,170,517	157,882,535
Diluted	174,170,517	159,166,872
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	—	155,541,074	16	—	—	269,116	(5,895)	263,237
Net income	—	—	—	—	—	—	—	852	852
Member distributions	—	—	—	—	—	—	(367,114)	—	(367,114)
Interest on the promissory note to a member	—	—	—	—	—	—	(2,842)	—	(2,842)
Repayment of promissory note to a member	—	—	—	—	—	—	11,167	—	11,167
Payment of interest on promissory note to member	—	—	—	—	—	—	4,642	—	4,642
Downward merger of San Vicente entities	—	—	—	—	—	—	26,667	—	26,667
Issuance of Common Stock in the Business Combination, net of transaction costs	—	—	7,385,233	—	—	—	(65,983)	—	(65,983)
Exercise of Forward Purchase Agreement	—	—	10,000,000	1	—	—	102,829	—	102,830
Related party unit-based compensation	—	—	—	—	—	—	25,076	—	25,076
Stock-based compensation expense	—	—	—	—	—	—	3,497	—	3,497
Exercise of stock options	—	—	598,053	—	—	—	2,023	—	2,023
Balance at December 31, 2022	—	$—	173,524,360	$17	—	$—	$9,078	$(5,043)	$4,052
Net loss	—	—	—	—	—	—	—	(55,768)	(55,768)
Interest on the promissory note to a member	—	—	—	—	—	—	(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—	—	—	18,833	—	18,833
Payment of interest on promissory note to member	—	—	—	—	—	—	520	—	520
Pre-Closing entity income tax adjustment	—	—	—	—	—	—	(148)	—	(148)
Stock-based compensation expense	—	—	—	—	—	—	13,936	—	13,936
Vested restricted stock units	—	—	1,096,319	1	—	—	(1)	—	—
Repurchase of common stock for net settlement of equity awards	—	—	—	—	357,240	(2,154)	—	—	(2,154)
Exercise of stock options	—	—	757,032	—	—	—	2,719	—	2,719
Balance at December 31, 2023	—	$—	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net (loss) income and comprehensive (loss) income	$(55,768)	$852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	15,824	28,422
Loss (gain) in fair value of warranty liability	49,689	(21,295)
Transaction costs allocated to warrant liability	—	2,302
Loss on extinguishment of debt related to 2020 Credit Agreement	11,582	—
Loss on extinguishment on deferred purchase price paid to Kunlun	—	11,851
Amortization of debt discount and issuance costs	1,819	1,281
Interest income on promissory note from member	(282)	(2,842)
Depreciation and amortization	27,041	37,505
Provision for expected credit losses/doubtful accounts	421	282
Deferred income taxes	(7,982)	(11,218)
Non-cash lease expense	1,144	1,050
Changes in operating assets and liabilities:
Accounts receivable	(11,892)	(4,832)
Prepaid expenses and deferred charges	3,449	(4,440)
Other current assets	(1,663)	2,558
Other assets	(350)	20
Accounts payable	(713)	1,802
Accrued expenses and other current liabilities	4,661	10,211
Deferred revenue	595	(1,491)
Lease liability	(1,417)	(1,989)
Other liabilities	(11)	615
Net cash provided by operating activities	36,147	50,644
Investing activities
Purchase of property and equipment	(509)	(430)
Additions to capitalized software	(3,721)	(5,155)
Net cash used in investing activities	$(4,230)	$(5,585)

Grindr Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2023	2022
Financing activities
Proceeds from the repayment of promissory note to a member including interest	$19,353	$—
Proceeds from exercise of stock options	2,719	2,023
Proceeds of issuance of debt	344,400	230,800
Principal payment on debt	(367,480)	(3,480)
Payment of debt issuance costs	(4,510)	(5,092)
Payment of early termination fee related to the extinguishment of debt	(6,322)	—
Transaction costs paid in connection with the Business Combination	(1,196)	(28,460)
Proceeds from issuance of common stock in the Business Combination	—	5,182
Proceeds from exercise of Forward Purchase Agreement	—	100,000
Payment of related party note payable	—	(1,780)
Payment of deferred purchase price to Kunlun	—	(155,000)
Distributions paid	—	(196,305)
Net cash used in financing activities	(13,036)	(52,112)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,881	(7,053)
Cash, cash equivalents and restricted cash, beginning of the period	10,117	17,170
Cash, cash equivalents and restricted cash, end of the period	$28,998	$10,117
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$27,606	$8,725
Restricted cash	1,392	1,392
Cash, cash equivalents and restricted cash	$28,998	$10,117
Supplemental disclosure of cash flow information:
Cash interest paid	$47,859	$18,054
Income taxes paid	$17,709	$2,236
Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for net settlement of equity awards	$2,154	$—
Repayment of principal and interest on the promissory note to a member from distributions	$—	$15,809
Promissory note to Group Holdings in relation to the Distribution (defined below)	$—	$155,000
Member distributions	$—	$(170,809)
Transaction costs incurred but not yet paid	$—	$(1,196)

See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)

1.Nature of Business
Grindr Inc. (“Grindr”) is headquartered in West Hollywood, California, and has additional offices in the San Francisco Bay Area, Chicago, and New York City. We operate the Grindr platform, a global social network platform serving and addressing the needs of the gay, bisexual, transgender and queer community. The Grindr platform is available as an app through Apple’s App Store and Google Play, as well as on the web. The Company offers both a free, ad-supported service and a premium subscription version.
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
Segment Information
The Company operates in one segment. The Company’s operating segments are identified according to how the performance of its business is managed and evaluated by its chief operating decision maker ("CODM"), the Company’s Chief Executive Officer (“CEO”). Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.
Cash and Cash Equivalents
Cash and cash equivalents consist entirely of cash, money market accounts and U.S. treasury bonds. The Company considers all highly liquid short-term investments purchased with an original maturity of ninety days or less at the time of purchase to be cash equivalents.
Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as a non-current asset on the consolidated balance sheets. The restricted cash balance as of December 31, 2023 and December 31, 2022 was related to a letter of credit held with a financial institution for leased office space secured by the Company as described in Note 11.
Foreign Currency Transactions
Transaction gains and losses denominated in a currency other than the functional currency are included in “Other income (expense), net” on the consolidated statements of operations and comprehensive (loss) income.
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
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s credit agreement balances as disclosed in Note 10 were measured by comparing their prepayment values and present value using observable market data consisting of interest rates based on similar credit ratings or based on prices quoted from a third-party financial institution.
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

Estimated Useful Lives
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 to 10 years
Maintenance and repairs are charged to expense as incurred and additions and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in “Selling, general and administrative expense” on the consolidated statements of operations and comprehensive (loss) income.

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
In the fourth quarters of the fiscal years ended 2023 and 2022, the Company performed its qualitative assessment and determined that it was not more likely than not that the recorded goodwill was impaired.
The Company uses a qualitative approach to test indefinite-lived intangible assets (which currently consists of tradenames) for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of the indefinite-lived intangible assets in connection with the annual impairment testing for the periods presented. The results of the qualitative analysis of the Company’s indefinite-lived intangible assets indicated that the fair value of the indefinite- lived intangible assets exceeded their carrying value.
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
Direct Revenue
Direct revenue consists of subscription revenue. Subscription revenue is generated through the sale of monthly subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month and twelve-month lengths. Subscription revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Premium add-on revenue is generated through the sale of an add-on feature on a pay-per-use, or a la carte, basis. Premium features are activated upon purchase and are available for a short duration, generally, within one day. Revenue from premium add-ons is recognized upon purchase of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
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
Account Receivables, net of allowance for credit losses
The majority of app users access the Company’s services through mobile app stores. At December 31, 2023 and December 31, 2022, two mobile app stores accounted for approximately 63.1% and 15.1%, and 43.3% and 15.9%, respectively, of the Company’s gross accounts receivables. The Company evaluates the credit worthiness of these two mobile app stores on an ongoing basis and does not require collateral from these entities. The Company generally collects these balances between 30 and 45 days following the purchase by the customer.
Accounts receivable also include amounts billed and currently due from advertising customers. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon historical collection trends adjusted for economic conditions using reasonable and supportable forecasts. The time between the Company issuance of an invoice and payment due date is not significant; payments that are not collected in advance of the transfer of promised services are generally due between 30 and 60 days from the invoice date. The accounts receivable balances, net of allowances, were $33,906 and $22,435 as of December 31, 2023 and December 31, 2022, respectively. The opening balance of accounts receivable, net of allowances, was $17,885 as of January 1, 2022.
Deferred Charges
The Company defers certain costs as an asset, primarily mobile app store distribution fees paid to the Company’s mobile app store, and recognizes such costs in cost of revenue, along with deferred revenue, as the services are provided, which is consistent with the subscription period. The fee differs based on the agreed upon percentage depending on the country from which the revenue originated and the length of consecutively paid subscriptions, generally approximating between 15.0% to 30.0% of revenues for initial subscriptions. For the years ended December 31, 2023 and 2022, the Company recognized cost of revenue of $51,752 and $36,907, respectively, related to these distribution fees.
Contract Liabilities
Deferred revenue consists of advance payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the terms of the applicable subscription period or expected completion of the performance obligation which range from one week to twelve months. The deferred revenue balances were $19,181 and $18,586 as of December 31, 2023 and December 31, 2022, respectively. The balance of deferred revenue was $20,077 as of January 1, 2022.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
For the year ended December 31, 2023, the Company recognized $18,586 of revenue that was included in the deferred revenue balance as of December 31, 2022. For the year ended December 31, 2022, the Company recognized $20,077 of revenue that was included in the deferred revenue balance as of December 31, 2021.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
Direct revenue	$225,285	$163,308
Indirect revenue	34,406	31,707
	$259,691	$195,015

	Year Ended December 31,
	2023	2022
North America	$159,035	$127,622
Europe	61,891	41,836
Rest of the world	38,765	25,557
	$259,691	$195,015
During the years ended December 31, 2023 and 2022, revenue from U.S., the Company's country of domicile, amounted to $151,535 and $121,958, respectively.
Cost of revenue
Cost of revenue consists primarily of mobile app store distribution fees. Cost of revenue also includes third-party vendor costs related to customer care functions such as customer service, data center and hosting fees, moderators, and other auxiliary costs associated with providing services to customers.
Selling, general and administrative expense
Selling, general and administrative expense consists primarily of compensation expense (including unit and stock-based compensation) and other employee related costs for executive management, personnel engaged in selling and marketing, sales support functions, finance, legal, tax, and human resources. General and administrative expense also include transaction costs, expenses associated with facilities, information technology, external professional services, legal costs and settlement of legal claims and other administrative expenses.
Product development expense
Product development expense consists primarily of compensation (including stock and unit-based compensation expense) and other employee-related costs for personnel engaged in the design, development, testing, enhancement of product offerings and related technology, and related costs.
Depreciation and amortization expenses
Depreciation and amortization expenses are primarily related to computer equipment, leasehold improvements, furniture and fixtures, customer relationships, technology, and capitalized software development costs.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs totaled $2,378 and $3,014 for the years ended December 31, 2023 and 2022, respectively. Advertising costs are included in “Selling, general and administrative expense” in the consolidated statements of operations and comprehensive (loss) income.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Leases
Company as a lessee
An arrangement is assessed to determine if it is or contains a lease at contract inception. Right-of-use assets and lease liabilities, which are disclosed in the accompanying consolidated balance sheets, are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date. At the date of adoption of Topic 842, the incremental borrowing rate for the Company's existing lease was determined based on the initial lease term. If the lease contains an option to extend the lease term, the renewal option is considered in the lease term if it is reasonably certain that the Company will exercise the option.
Operating lease expense is recognized on a straight-line basis over the term of the lease. Short-term leases, defined as leases with an initial term of twelve months or less, are not recorded on the consolidated balance sheets.
Company as a lessor
Sublease income from operating leases is recognized on a straight-line basis over the term of the lease.
Income Taxes
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
The Company’s stock-based compensation includes compensation expense related to the grant of service-based RSUs ("Time-Based Awards"), RSUs containing a market condition ("Market Condition Awards"), and RSUs containing a performance condition ("KPI Awards") granted under the 2022 Plan, service-based stock options and restricted units granted under the 2020 Plan, and the service-based and performance-based Series P Units (defined in Note 16) granted by SVE to employees and consultants of Legacy Grindr. Forfeitures of stock-based compensation awards are recognized as they occur.

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
The fair value of the Market Condition Awards that are liability-classified is estimated using a Monte Carlo simulation model. Prior to vesting, compensation expense is recognized over the derived service period using the accelerated attribution approach based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied, as long as the grantee continues to provide service to the Company. At the end of each financial reporting period prior to the vesting date, the fair value of these awards is remeasured using a Monte Carlo simulation model.
KPI Awards are liability-classified. The KPI Awards require management to make assumptions regarding the likelihood of achieving certain key performance indicator ("KPI") goals. The Company recognizes compensation expense when the likelihood of the achievement of the KPI goal is probable and is recognized on a straight-line basis over the requisite service period. KPI Awards are remeasured at the end of each financial reporting period.
The Company granted stock options to employees under the 2020 Plan that vest based solely on continued service, or service conditions. Prior to the Business Combination, the fair value of each option award containing service conditions was estimated on the grant date using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. The Company recognizes stock-based compensation expense on a straight-line basis of the requisite service periods of the awards, which is generally four years. Upon completion of the Business Combination, all outstanding and unvested unit option awards granted under the 2020 Plan were converted using the Exchange Ratio into options exercisable for shares of Grindr common stock with the same terms and vesting conditions. See Note 16 to the financial statements for a discussion of the Company’s stock-based compensation plans.
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
In addition, prior to the Business Combination, given the absence of a public trading market, Legacy Grindr’s Board of Managers, along with management, exercised reasonable judgment and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock including, but not limited to: (i) contemporaneous valuations performed by an independent valuation specialist; (ii) the Company’s operating and financial performance; (iii) issuances of preferred and ordinary units; (iv) the valuation of comparable companies; (v) current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering; and (vi) the lack of marketability of its common stock. Following the Business Combination, the fair value of the Company’s common stock is determined based on the quoted market price of its common stock.
Modification of equity classified awards
On the modification date, the Company determines the type of modification of the equity award by assessing whether the equity awards are probable or improbable to vest before and after the modification. The Company estimates the fair value of the awards immediately before and immediately after modification for those equity awards that are probable of vesting before and after the modification. Any incremental increase in fair value is recognized as an expense immediately to the extent the underlying equity awards are vested and on a straight-line basis over the requisite service period using the related expense attribution method to the extent that they are unvested. For equity awards that are improbable of vesting before the modification and probable of vesting after the modification, the Company recognizes expense measured as the fair value of the modified award on a straight-line basis over the requisite service period using the related expense attribution method based on the fair value of the awards at the modification date.
See Note 16 to the financial statements for a discussion of the Company’s stock-based compensation plans.

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
For the year ended December 31, 2023, no customers accounted for 10% or more of the Company’s revenue, and three vendors accounted for 60.9%, 15.8%, and 12.1% of the Company’s cost of revenue.
As of December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivables, and three vendors accounted for 28.4%, 19.7%, and 10.3% of the Company’s accounts payable balance.
For the year ended December 31, 2022, no customers accounted for 10% or more of the Company’s revenue, and three vendors accounted for 56.7%, 15.6% and 15.3% of the Company’s cost of revenue.
As of December 31, 2022, one customer accounted for 11.2% of the Company’s accounts receivables, and four vendors accounted for 23.3%, 16.6%, 14.6% and 12.8% of the Company’s accounts payable balance.
Net (loss) income per share of Common Stock
Basic net (loss) income per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net (loss) income per share is based upon the diluted weighted-average number of shares outstanding during the year. Diluted net (loss) income per share gives effect to all potentially dilutive common share equivalents, including stock options. restricted stock units, and warrants, to the extent they are dilutive. See Note 18 for additional information.
Warrant Liability
The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Liability-classified warrants are subject to remeasurement to fair value as of any respective exercise date and as of each subsequent balance sheet date with changes in fair value recorded in the Company’s consolidated statements of operations and comprehensive income. See Note 12 for additional information on the Company’s warrants.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public business entities that disclose information on their reportable segments to provide additional information on their significant expense categories and “other segment items,” which represent the difference between segment revenue less significant segment expense and a segment’s measure of profit or loss. A description of “other segment items” is also required. Further, certain segment related disclosures that were limited to annual disclosure are now required at interim periods. Finally, public business entities are required to disclose the title and position of their CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect ASU 2023-07 to have a material impact on the financial statement and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.
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
•The cancellation and conversion of all 111,294,372 issued and outstanding Legacy Grindr Series X Ordinary Units into 156,139,170 shares of Grindr common stock after giving effect to the exchange ratio as defined in the Merger Agreement (the “Exchange Ratio”).

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
•The conversion on a one-to-one basis of 6,840,000 of founder shares held by Tiga Sponsor LLC (the “Sponsor”) and 60,000 founder shares held by independent directors (the “Founder Shares”) into Tiga common stock upon the Domestication, and into Grindr common stock upon the Closing.
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
The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders' (deficit) equity for the year ended December 31, 2022:

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

As presented in the consolidated statements of stockholders' (deficit) equity:
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
The Company recorded transaction costs allocated to warrants in "Other income (expense), net" in the consolidated statements of operations and comprehensive income.

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
Other Related Events in Connection with the Business Combination
After the San Vicente Entities (as defined below) merged with and into Legacy Grindr in order for certain San Vicente Entities to receive Grindr shares in connection with the Business Combination, Legacy Grindr and the San Vicente Entities undertook an internal reorganization (the “SV Consolidation”) prior to the Business Combination. Prior to the consummation of the SV Consolidation, Legacy Grindr had no obligation or responsibility for the Deferred Payment (as defined below). Prior to the Closing, SVE was liquidated and each of SV Investments, SV Cayman, SV Parent, SVA, SVG, Group Holdings and SV Investments II, (collectively the “SV Entities”) merged with and into Legacy Grindr, with Legacy Grindr as the surviving entity, resulting in SV Investments and the ultimate beneficial equity holders of Catapult Goliath LLC (“Catapult Goliath”), which liquidated prior to the Closing, as direct equity holders in Legacy Grindr. The Company has reflected the effects of the SV Consolidation as a contribution of assets and liabilities between entities under common control as follows:
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
•Prior to Closing and in connection with SV Consolidation, but after SV Parent satisfied in full its funding obligations under the Forward Purchase Agreement to Tiga, SV Parent merged with and into Legacy Grindr (the “SV Business Combination”). Upon the completion of the SV Business Combination, the intercompany promissory notes were canceled, and the merger of SV Parent into the Company resulted in Grindr assuming the $155,000 Deferred Payment to Kunlun. Refer to Note 14 for further information on the Distribution.
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
•In consideration for Legacy Grindr’s assumption of SV Parent’s rights to receive the securities issuable by Tiga under the Forward Purchase Agreement, Legacy Grindr issued 7,127,896 Legacy Grindr Series X Ordinary Units to SV Cayman and entered into a warrant agreement with SV Cayman, pursuant to which, upon the terms and subject to the conditions set forth therein, SV Cayman was entitled to purchase 3,563,948 Series X Ordinary Units of Legacy Grindr at a purchase price per share of $16.13. Such warrants and the Legacy Grindr Series X Ordinary

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Units were ultimately exchanged at the Closing for 10,000,000 shares of Grindr common stock and 5,000,000 Forward Purchase Agreement warrants in accordance with the terms of the Merger Agreement.
4.Property and Equipment
Property and equipment consist of the following:

	December 31,
	2023	2022
Computer equipment	$103	$1,038
Furniture and fixtures	334	326
Leasehold improvements	2,641	2,641
	3,078	4,005
Less: Accumulated depreciation	(1,502)	(1,984)
	$1,576	$2,021
Depreciation expense for property and equipment for the years ended December 31, 2023 and 2022 amounted to $746 and $783, respectively. Depreciation expense is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive (loss) income.
5.Goodwill and Intangibles
Goodwill and intangible assets, net, consist of the following:

	December 31,
	2023	2022
Goodwill	$275,703	$275,703
Intangible assets with definite lives, net	16,488	38,700
Intangible assets with indefinite lives	65,844	65,844
	$358,035	$380,247
The indefinite-lived intangible asset of $65,844 as of December 31, 2023 and 2022, represents the Grindr tradename.
A rollforward of the goodwill balance as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Balance at beginning of period	$275,703	$258,619
Goodwill arising from the SV Consolidation (see Note 3)	—	17,084
Balance at the end of period	$275,703	$275,703

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
As of December 31, 2023 and 2022, intangible assets with definite lives consist of the following:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net	Weighted Average Useful Life
Customer relationships	$94,874	$(78,386)	$16,488	5 years
Technology	37,041	(37,041)	—	3 years
	$131,915	$(115,427)	$16,488

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net	Weighted Average Useful Life
Customer relationships	$94,874	$(61,517)	$33,357	5 years
Technology	37,041	(31,698)	5,343	3 years
	$131,915	$(93,215)	$38,700

The weighted average estimated remaining life for the intangible asset classes are as follows:

	December 31,
	2023	2022
Customer relationships	1.5 years	2.5 years
Technology	0.0 years	0.5 years
Intangible assets amortization expense was $22,212 and $35,164 for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, amortization of long-lived intangible assets is estimated to be as follows:

2024	$12,463
2025	4,025
Thereafter	—
$16,488
6.Capitalized Software Development Costs
Capitalized software development costs consist of the following:

	December 31,
	2023	2022
Capitalized software development costs	$10,760	$8,361
Less: Accumulated amortization	(3,327)	(976)
	$7,433	$7,385
Amortization expense for capitalized software development for the years ended December 31, 2023 and 2022 amounted to $2,547 and $889, respectively. Amortization expense is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive (loss) income.
The Company wrote-off capitalized software development costs of $1,310 and $669 for the years ended December 31, 2023 and 2022, respectively. The write off charge is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive (loss) income.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
7.Other Current Assets
Other current assets consist of the following:

	December 31,
	2023	2022
Income tax receivable	$1,537	$—
Cloud computing arrangements implementation costs	172	624
Other current assets	704	126
	$2,413	$750
8.Promissory Note from a Member
On April 27, 2021, Catapult GP II LLC (“Catapult GP II”), a related party wherein certain members of Catapult GP II are executives of the Company, purchased 5,387,194 common units of Legacy Grindr, which is converted using the Exchange Ratio to 7,385,233 common shares of the Company upon Business Combination. In conjunction with the common units of Legacy Grindr purchased, the Company entered into a full recourse promissory note with Catapult GP II with a face value of $30,000 (the “Note”). The Note, including all unpaid interest, was required to be repaid the earlier of 1) the tenth anniversary of the Note, 2) upon the completion of a liquidity event, or 3) upon completion of an initial public offering or a special-purpose acquisition company transaction. The Note bore interest at 10% per annum on a straight-line basis.
The Note, including interest, was fully paid in the first quarter of 2023. The total amount outstanding on the Note, including interest, was zero and $19,071 as of December 31, 2023 and 2022, respectively. The Note and the related accrued interest are reflected as a reduction to equity in the consolidated statements of stockholders’ (deficit) equity.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Employee compensation and benefits	$7,285	$813
Litigation-related funds received from escrow (see Note 21)	5,929	—
Accrued professional service fees	3,252	2,317
Accrued legal expense	1,608	1,308
Lease liability, short-term	1,405	1,050
Income and other taxes payable	1,389	5,360
Accrued infrastructure expense	900	—
Liability-classified award - KPI Awards (see Note 16)	288	—
Accrued interest payable	174	2,444
CEO make-whole bonus	—	1,200
Settlement payable to a former director	—	641
Other accrued expenses	704	548
	$22,934	$15,681

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
10.Debt
Total debt for the Company is comprised of the following:

	December 31,
	2023	2022
Gross debt	$344,400	$367,480
Less: unamortized debt issuance costs	(3,800)	(6,852)
Total debt	340,600	360,628
Less: current maturities of long-term debt	(15,000)	(22,152)
Long-term debt	$325,600	$338,476
2023 Credit Agreement
On November 28, 2023, a wholly owned subsidiary of the Company, Grindr Capital LLC ("Grindr Capital"), as borrower, entered into a credit agreement with the Company and certain other wholly owned subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the "2023 Credit Agreement"). The 2023 Credit Agreement provides for (i) a $300,000 senior secured term loan facility ("Senior Term Loan Facility") and (ii) $50,000 senior secured revolving credit facility ("Senior Revolving Facility", and together with the Senior Term Loan Facility, the "2023 Credit Facilities") (with a $15,000 letter of credit sublimit and a $10,000 swingline loan sublimit). Grindr Capital has the option to request that lenders increase the amount available under the Senior Revolving Facility by, or obtain incremental term loans of, up to $100,000, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
On November 28, 2023, Grindr Capital borrowed the full amount of the Senior Term Loan Facility and $44,400 under the Senior Revolving Facility. Proceeds from the initial drawings under the 2023 Credit Facilities and cash on hand were used to repay in full outstanding obligations under the 2020 Credit Agreement (as defined below) and to pay fees, premiums, costs and expenses, including fees payable in connection with the 2023 Credit Agreement. Unused commitments under the 2023 Credit Agreement as of December 31, 2023, amounted to $5,600. For the year ended December 31, 2023, there were no swingline loans or letter of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of December 31, 2023 is 8.5%.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.50% per annum, depending on the total net leverage ratio of the Company. For the year ended December 31, 2023, the Company incurred an immaterial commitment fee.
The Senior Term Loan Facility will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the initial closing date of the 2023 Credit Agreement, until the final maturity date on November 28, 2028. Any borrowing under the Senior Revolving Facility may be repaid, in whole or in part, at any time and from time to time, subject to prior notice and accompanied by accrued interest and break funding payments, and any amounts repaid may be reborrowed, in each case, until the maturity date on November 28, 2028.
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
events exceed certain individual and aggregate thresholds and are not reinvested and (ii) unpermitted debt transactions. For the year ended December 31, 2023, the Company was not required to make any mandatory prepayments.
The 2023 Credit Agreement contains certain customary events of default and if an event of default has occurred and continues beyond any applicable cure period, all outstanding obligations under the 2023 Credit Agreement may be accelerated or the commitments may be terminated, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the 2023 Credit Agreement while an event of default is continuing.
For the year ended December 31, 2023, the Company incurred $3,866 in debt issuance costs in conjunction with the Senior Term Loan Facility and was recorded as a reduction to the related debt included in "Long-term debt, net" on the consolidated balance sheets. For the year ended December 31, 2023, the Company incurred debt issuance costs of $644 related to the Senior Revolving Facility which was recorded in "Other assets" on the consolidated balance sheets. The amortization of such debt issuance costs is included in “Interest expense, net” on the consolidated statements of operations and comprehensive (loss) income.
Covenants
The 2023 Credit Agreement includes financial covenants, including the requirement for (i) the Company to maintain a total net leverage ratio no greater than a specified level, currently 4.00:1.00 prior to and through December 31, 2024, no greater than 3.50:1.00 prior to and through December 31, 2025 and no greater than 3.00:1.00 thereafter and (ii) the Company to maintain a fixed charge coverage ratio no less than 1.15:1.00 from March 31, 2024 and thereafter.
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions.
At December 31, 2023, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances were measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of December 31, 2023 is $342,678.
Other information
Future maturities of the 2023 Credit Agreement as of December 31, 2023, were as follows:

2024	$15,000
2025	15,000
2026	15,000
2027	15,000
2028	284,400
Thereafter	—
$344,400
2020 Credit Agreement
On June 10, 2020, Grindr Capital, certain other wholly owned subsidiary of the Company, and the other credit parties and lenders party thereto entered into a credit agreement (the “Original Agreement,” and as subsequently amended, the “2020 Credit Agreement”) which permitted Grindr Capital to borrow up to $192,000 (the "Original Loan"). On June 13, 2022, a second amendment (the “Second Amendment”) to the 2020 Credit Agreement was entered into which allowed Grindr Capital to borrow an additional $60,000 (the “Second Amendment Loan,” and together with the Original Loan, the "Initial Term Loans").

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
On November 14, 2022, a third amendment to the 2020 Credit Agreement was entered into which allowed Grindr Capital to borrow multiple term loans. The term loans have the following amounts, $140,800 (the “Supplemental Term Loan I”), and $30,000 (the “Supplemental Term Loan II,” and together with the Supplemental Term Loan I, the “Third Amendment Term Loans”). The Original Loan, Second Amendment Loan, Supplemental Term Loan I and Supplemental Term Loan II are collectively referred to as the Term Loans.
On May 12, 2023, the Company, Grindr Group, Grindr Gap LLC (the "Borrower"), and the other credit parties and lenders party thereto entered into a fourth amendment to the 2020 Credit Agreement (the “Fourth Amendment”) pursuant to which the Company and Grindr Group became guarantors of the borrowings under the 2020 Credit Agreement and pledged certain of each entity’s assets as collateral. The Borrower is a direct subsidiary of Grindr Gap LLC, which is a direct subsidiary of Grindr Group. Grindr Group is a direct subsidiary of the Company. Borrowings under the 2020 Credit Agreement are guaranteed by the Company, Grindr Group, Grindr Gap, and all of the subsidiaries of Legacy Grindr (other than the Borrower and Grindr Canada Inc.) and are collateralized by the capital stock and/or certain assets of the Company, Grindr Group and all of the subsidiaries of Legacy Grindr.
In addition to amortization payments, borrowings under the 2020 Credit Agreement matured on various dates ranging from May 17, 2024, on which the Supplemental Term Loan II matured, to November 14, 2027. The Borrower was subject to requirements to make annual mandatory prepayments under the 2020 Credit Agreement equal to a percentage of the Company’s consolidated excess cash flow (as defined in the 2020 Credit Agreement) based on the Company's leverage ratio. The Borrower was also subject to requirements to make mandatory prepayments upon the occurrence of certain other events. For the year ended December 31, 2023, the Company paid $17,442 for principal and interest in May 2023, which included a mandatory prepayment of principal. No mandatory prepayments were required for the year ended December 31, 2022. The amounts repaid on any of the Term Loans under the 2020 Credit Agreement were not permitted to be reborrowed.
The obligations under the 2020 Credit Agreement were subject to acceleration at the election of the required lenders during the continuance of any event of default. A default interest rate of an additional 2% per annum would have applied on all outstanding obligations after the occurrence of an event of default.
For the years ended December 31, 2023 and 2022, the Company incurred none and $955 in debt issuance costs in conjunction with the Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the consolidated statements of operations and comprehensive loss.
On November 28, 2023, the Company terminated the 2020 Credit Agreement including the release of all guarantees and liens related thereto in connection with entering into the 2020 Credit Agreement and repaying in full all outstanding obligations of the 2020 Credit Agreement. This transaction has been accounted for as an extinguishment of debt. As a result, the Company recorded a loss on extinguishment of debt of $11,582, which include unamortized debt issuance cost of $5,111 and an early termination fee of $6,471.
Initial Term Loans
The Borrower drew the maximum permitted amount under the Original Loan and the Second Amendment Loan at the time of entry into the Original Agreement and the Second Amendment, respectively. The Initial Term Loans were index rate loans or Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the 2020 Credit Agreement) loans, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus an applicable margin based on the consolidated total leverage ratio. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The interest rate in effect as of December 31, 2022 was 11.7%.
Supplemental Term Loan I
On November 14, 2022, the Borrower drew the full amount of the Supplemental Term Loan I. The Supplemental Term Loan I was an index rate loan or Term SOFR loan, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus applicable margin based on the consolidated total leverage ratio. Term SOFR loans bear interest at Term SOFR

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
plus an applicable margin based on the consolidated total leverage ratio. The interest rate in effect for Supplemental Facility I as of December 31, 2022, was 12.5%.
Supplemental Term Loan II
On November 17, 2022, the Borrower drew the full amount of the Supplemental Term Loan II. The Supplemental Term Loan II was an index rate loan or Term SOFR loan, at the Borrower’s discretion. Index rate loans bear interest at the index rate plus an applicable margin based on the consolidated total leverage ratio. Term SOFR loans bear interest at Term SOFR plus an applicable margin based on the consolidated total leverage ratio. The interest rate in effect for the Supplemental Term Loan II as of December 31, 2022 was 8.7%.
Covenants
The 2020 Credit Agreement included restrictive non-financial and financial covenants, including the requirement to maintain a total leverage ratio no greater than a specified level, currently 4.50:1.00 prior to and through May 17, 2024, to the extent any Supplemental Term Loan II was outstanding. If no amount was outstanding under Supplemental Term Loan II, the Company's total leverage ratio was required to be no greater than 4.75:1.00 prior to and through March 31, 2024 and no greater than 4.25:1.00 thereafter.
Also pursuant to the Fourth Amendment, the Company and Grindr Group became subject to the covenants under the 2020 Credit Agreement and the Company replaced Grindr Gap LLC as the reporting entity under the 2020 Credit Agreement. As such, the Company was required to furnish certain financial information to the lenders, including a financial covenant certification.
As of December 31, 2022, the Borrower was in compliance with the financial covenants under the 2020 Credit Agreement.
Fair value
The fair values of the Company’s 2020 Credit Agreement balances were measured by the discounted cash flow method or comparing their prepayment values and observable market data consisting of interest rates based on similar credit ratings, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2020 Credit Agreement balances as of December 31, 2022 was $394,785.
11.Leases
Operating Leases
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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Components of lease cost included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income are as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$1,652	$1,652
Short-term lease cost	460	—
Sublease income	(690)	(738)
Total lease cost	$1,422	$914
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,696	$1,373
Right-of-use assets obtained in exchange for lease liabilities:
Lease recognized upon adoption of ASC 842	$—	$5,585
Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Assets:
Right-of-use assets	$3,362	$4,535
Liabilities:
Accrued expenses and other current liabilities	$1,405	$1,050
Lease liability, long-term portion	2,241	3,658
Total operating lease liabilities	$3,646	$4,708
Weighted average remaining operating lease term (years)	2.3	3.3
Weighted average operating lease discount rate	11.41%	11.41%
The Company’s lease does not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities on lease liabilities as of December 31, 2023, are as follows:

2024	$1,734
2025	1,799
2026	605
Thereafter	—
Total lease payments	$4,138
Less: imputed interest	(492)
Total lease liabilities	$3,646
There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2023.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant as of December 31, 2023 were as follows:

2024	$649
2025	729
2026	249
Thereafter	—
$1,627

12.Warrant Liabilities
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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
If the Company calls the Public Warrants and Private Warrants for redemption, the Public and Private Warrants may be exercised for cash or, as described above, the warrant holder may elect to exercise on a cashless basis if the price per share equals or exceeds $10.00, as described in the warrant agreement. In addition, at any time after notice of redemption has been given by the Company, holders of Private Warrants may exercise such warrants on a cashless basis so long as such Private Warrants are held by the Sponsor or a permitted transferee. The exercise price and number of common shares issuable upon exercise of the Public Warrants are to be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.
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
As of December 31, 2023 and 2022, the Public Warrants and Private Warrants remained unexercised. As of December 31, 2023 and 2022, the Public Warrant and Private Warrants were remeasured to fair value of $67,622 and $17,933, respectively. The change in fair value for the years ended December 31, 2023 and 2022 was loss of $(49,689) and gain of $21,295, respectively, recognized in the consolidated statements of operations and comprehensive (loss) income.
13.Stockholders’ Equity
Preferred stock and common stock
On November 18, 2022, upon the closing of the Business Combination, the Company's shareholders adopted the new certificate of incorporation. The new certificate of incorporation set forth the right, privileges, and preference of the Company's preferred stock and common stock. The Company's Board of Directors is authorized to provide for the issuance of all or any number of the shares of preferred stock, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions.
The holders of the Company's common stock are entitled to one vote on each matter submitted to the stockholders of the Company for their vote.
Treasury stock
Treasury stock includes repurchases of Company stock related to employees' tax withholding upon vesting of restricted stock units. For the years ended December 31, 2023 and 2022, the Company repurchased 357,240 and no shares, respectively, related to employees' tax withholding upon vesting of restricted stock units.
14.Distributions
On June 10, 2022, Legacy Grindr's Board of Managers approved a special distribution of $0.75 per ordinary unit, amounting to $83,313 to ordinary unit holders as of the close of business on June 10, 2022 (the "First Distribution"). In addition, Catapult GP II elected to apply a portion of its distribution totaling $4,040 as a partial payment of the Note described in Note 8, in the amount of $3,789, which comprised $3,362 of the accrued interest and $427 of the principal. The First Distribution was partially paid in June 2022, and the balance was fully paid in July 2022.
On November 14, 2022, ahead of the Business Combination, see Note 3, Legacy Grindr's Board of Managers approved a distribution of $2.55 per ordinary unit, amounting to $283,801 to ordinary unit holders as of the close of business on November 14, 2022 (the “Second Distribution”). As part of the Second Distribution, $155,000 was issued to Group Holdings in the form of a promissory note (the “Promissory Note”) on November 15, 2022. The Promissory Note, which bore interest at 4.03% per annum beginning thirty days after issuance, was to be repaid no later than January 15, 2023 with

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
all accrued interest. Group Holdings in turn issued promissory notes to its parent companies SVE and SVG totaling $155,000, SVE in turn issued a promissory note for its pro rata portion to SVG, and SVG issued a promissory note in the amount of $155,000 to SV Parent. In addition, Catapult GP II elected to apply a portion of its distribution totaling $13,737 as a partial payment of the Note described in Note 8, in the amount of $12,020, which comprised $1,280 of the accrued interest and $10,740 of the principal. The Second Distribution, excluding any amounts related to the items described above, was paid on various dates in November 2022.
No distributions were made for the year ended December 31, 2023.
15.Employee Benefit Plan
The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). All employees are eligible to participate in the 401k Plan beginning on the first day of the month following their date of hire. The 401k Plan permits eligible employees to make contributions. The Company made $1,469 and $1,314 of 401(k) matching contributions for the years ended December 31, 2023 and 2022, respectively.
16.Stock-based Compensation
The stock-based compensation expense is related to the grant of restricted units under the 2022 Plan (defined below), the grant of options and restricted units granted under the 2020 Plan (defined below) and the grant of SVE’s Series P Units (defined below) to employees and consultants of Legacy Grindr. The unit-based compensation for SVE’s Series P Units has been pushed down to the operating entity and thus recorded in the Legacy Grindr’s consolidated financial statements with a corresponding credit to equity as a related party stock-based compensation.
2022 Plan
On November 15, 2022, the stockholders of the Company approved the adoption of the 2022 Equity Incentive Plan (the “2022 Plan”), which permits the grant of incentive awards, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. There were 13,764,400 shares of common stock authorized under the 2022 Plan. There were no changes to the authorized number of shares for the years ended December 31, 2023 and 2022. As of December 31, 2023, there were 7,077,834 shares of common stock available for grant under the 2022 Plan.
Executive and Key Employees Awards
From time to time, the Company awards incentive awards to executives in the form of restricted stock units (“RSUs”). The awards can be time-based awards, awards containing a market condition or awards granted upon the achievement of certain key performance indicators ("KPI").
Time-based awards
Generally, RSUs will vest 20% on each anniversary of the vesting commencement date, subject to continued service with the Company, or pursuant to another vesting schedule as approved by the Board and set forth in the award agreement.
The CEO time-based awards will vest 20% on the first anniversary of the vesting commence date and then bi-annually thereafter for eight equal installments every six months, subject to continued service with the Company. In connection with the grant of the CEO time-based awards, a downside protection provision (“Downside Protection”) is to be granted to the CEO. The Downside Protection may be settled in cash or shares at the sole discretion by the Company’s Board of Directors. As of December 31, 2023 and December 31, 2022, the Downside Protection has not been granted for accounting purposes in accordance with ASC 718.
The Chief Financial Officer time-based awards will vest 20% on each anniversary of the vesting commence date, subject to continued service with the Company.
Market condition awards
The market condition awards are issued upon the achievement (at varying levels) of certain market capitalization thresholds. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each market capitalization achievement date. These awards are liability-classified and require fair value remeasurement at the end of

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
each reporting period. As of December 31, 2023 and 2022, the aggregate fair value of the market condition awards is $14,078 and $4,129, respectively, of which $1,960 and $158, respectively is recorded in “Other non-current liabilities” in the consolidated balance sheets.
During the year ended December 31, 2023, an executive market condition award was modified to lower the market capitalization thresholds and to increase the dollar value allocated to each target. This award was remeasured to its fair value at December 31, 2023.
The Company used the Monte Carlo simulation model to value the liability-classified award. The key inputs into the Monte Carlo simulation as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Expected term (in years)	10.0	9.9
Expected stock price volatility (1)	65.0%	65.0%
Risk-free interest rate (2)	3.8%	3.8%
Expected dividend yield (3)	—%	—%
(1)Expected volatility is based on historical volatilities of a publicly traded peer group over a period equivalent to the expected term of the awards.
(2)The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the awards.
(3)The Company did not historically pay any cash dividends on its common stock.
KPI awards
KPI awards will be issued upon the satisfaction of certain KPIs determined by the Company’s Board of Directors. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding the issue date. The issue date shall occur no later than 120 days after the end of the applicable year. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. The measurement of the KPI awards' fair value is based on the fixed dollar amount that is probable of being paid.
During the fourth quarter of 2023, the KPIs and measurement framework were approved by the Company's Compensation Committee as it relates to the year ending December 31, 2023. As of December 31, 2023, such KPIs were achieved and the prorated expense of $288 related to the service provided through December 31, 2023 was accrued and recorded in “Accrued expenses and other current liabilities” in the consolidated balance sheets.
Director and Employee Awards
The Company granted timed-based RSUs to certain directors (“Director RSUs”) and employees (“Employee RSUs”). The Employee RSUs generally vest 25% on the first anniversary of the vesting commencement date and in twelve quarterly installments thereafter, or pursuant to another vesting schedule as approved by the Board and set forth in the Employee RSUs agreement. Directors receive annual grants that vest generally 25% quarterly after the vesting commencement date.
Other information
A summary of the unvested time-based RSU activity during the years ended December 31, 2022 and 2023 are as follows:

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	4,555,256	$10.10
Outstanding at December 31, 2022	4,555,256	$10.10
Granted	2,901,233	$6.40
Vested	(1,096,319)	$9.50
Forfeited	(412,683)	$7.35
Outstanding at December 31, 2023	5,947,487	$8.61
The total fair value of shares vested during the year ended December 31, 2023 was $6,687.
A summary of unrecognized stock-based compensation expenses in the 2022 Plan as of December 31, 2023 is as follows:

	Unrecognized stock-based compensation expenses	Weighted-average period expected to be recognized
Time-Based Awards	$47,854	3.7 years
Market Condition Awards	$12,117	3.6 years
KPI Awards	$1,662	0.2 years
2020 Plan
Prior to the Business Combination, see Note 3, in August 13, 2020, the Board of Managers of Legacy Grindr, approved the adoption of the 2020 Equity Incentive Plan (the “2020 Plan”), which permits the grant of incentive and unit options, restricted units, stock appreciation rights and phantom units of Legacy Grindr.
There were 6,522,685 shares of common stock authorized in the 2020 Plan. There were no changes to the authorized number of shares for the years ended December 31, 2023 and 2022. There were no shares of common stock available for grant under the 2020 Plan upon the consummation of the Business Combination.
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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The following table summarizes the key input assumptions used in the Black-Scholes option-pricing model to estimate the fair value of unit options granted for the year ended December 31, 2022:

Year Ended December 31, 2022
Expected term of options (in years)(1)	4.57 - 4.61
Expected stock price volatility(2)	56.4% - 62.0%
Risk free interest rate(3)	1.4% - 4.2%
Expected dividend yield(4)	—%
Weighted average grant-date fair value per unit of stock options granted	$2.75 - $6.37
Fair value per common stock	$4.20 - $8.36
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
(4)Prior to the date of the Business Combination, Legacy Grindr did not historically pay any cash dividends on its common stock. On June 10, 2022 and November 14, 2022, Legacy Grindr's Board of Managers approved a special distribution as described in Note 14. The Company does not expect to pay any normal course cash dividends on its common stock in the foreseeable future.
The following table summarizes the option activity for the years ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,829,372	$3.55	6.1	$3,159
Granted	1,767,002	$7.70
Exercised	(598,053)	$3.38
Forfeited or expired	(1,292,556)	$3.45
Outstanding at December 31, 2022	4,705,765	$5.15	5.7	$2,967
Exercised	(757,032)	$3.60
Forfeited or expired	(2,180,106)	$6.05
Outstanding at December 31, 2023	1,768,627	$4.71	4.6	$7,196

Exercisable at December 31, 2022	1,083,987	$3.52	5.0	$1,225
Exercisable at December 31, 2023	964,031	$4.25	4.3	$4,365
The intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $2,081 and $2,670, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. Unrecognized compensation expense relating to options in the 2020 Plan was $1,918 as of December 31, 2023, which is expected to be recognized over a weighted-average period of 1.5 years.
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
Legacy Grindr recorded unit-based compensation expense related to Series P Units of $25,076 for the year ended December 31, 2022, with a corresponding credit to equity as related-party unit-based compensation.
2016 Plan
In connection with the acquisition of Legacy Grindr in June 2020 from Kunlun, all outstanding incentive units were determined to be settled. A portion of the related settlement was paid in cash at the time of the acquisition of Legacy Grindr with the remainder payable to employees on the second and third anniversaries of the acquisition. The Company paid $1,137 in June 2022 for the second anniversary payment. Additionally, the Company paid $2,349 in December 2022 for

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
the third anniversary payment ahead of the scheduled payment date. The difference between the assumed carrying value of the settlement payable of incentive units at the time of settlement and the amount paid is $158, which has been recorded in "Interest expense, net" in the consolidated statements of operations and comprehensive (loss) income.
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
Selling, general and administrative expense	$14,763	$27,665
Product development expense	1,061	921
	$15,824	$28,586
Stock-based compensation expense that was capitalized as an asset was $202 and $151 for the years ended December 31, 2023 and 2022, respectively.
17.Income Tax

Net loss before income tax includes the following components:

	Year Ended December 31,
	2023	2022
United States	$(51,646)	$(36)
International	(99)	29
	$(51,745)	$(7)
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

Income tax provision (benefit) for the year ended December 31, 2023 and 2022, consisted of the following:

	Year Ended December 31,
	2023	2022
Current income tax provision:
Federal	$10,034	$8,696
State	1,949	1,647
International	22	17
Total current tax provision:	$12,005	$10,360
Deferred income tax benefit:
Federal	$(7,610)	$(9,791)
State	(372)	(1,428)
International	—	—
Total deferred tax benefit:	$(7,982)	$(11,219)
Total income tax (benefit) provision	$4,023	$(859)

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The tax effects of temporary differences that give rise to portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Capitalized interest carryforward	$8,115	$1,346
Capitalized research expenditures	4,319	970
Stock-based compensation	1,190	1,014
Accrued employee compensation and benefits	905	315
Right-of-use assets	871	1,171
General business credit	484	415
Accrued expenses	392	210
Net operating losses	—	499
Tax original issue discount	—	359
Other	200	131
Gross deferred tax assets	16,476	6,430
Less: valuation allowance	(4,610)	(286)
Total deferred tax assets	11,866	6,144
Deferred tax liabilities:
Intangible assets	(15,717)	(17,168)
Lease liability	(814)	(1,089)
Other	—	(415)
Total gross deferred tax liabilities:	(16,531)	(18,672)
Net deferred tax liabilities	$(4,665)	$(12,528)
ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as deferred tax asset (“DTA”) to the extent that management assesses that realization is "more likely than not." The Company considers evidence, both positive and negative, that could affect future realization of DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, management determined that there were insufficient DTLs to offset all DTAs at December 31, 2023 and 2022. Therefore, management believes it is more-likely-than-not that the net DTAs will not be fully realized and has recorded valuation allowances in the amounts of $4,610 and $286, as of December 31, 2023 and 2022, respectively. In 2023, the increase in the valuation allowance was primarily attributed to an increase in the DTA for capitalized interest carryforward. The amount of the DTA considered realizable in future periods could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Tax credit carryforwards are as follows:

	December 31, 2023
	Amount	Expiration Years
Tax credits, state	$619	Do Not Expire

	December 31, 2022
	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$1,620	Do Not Expire
Net operating losses, state	$2,863	2032 - 2042
Tax credits, federal	$82	2042
Tax credits, state	$507	Do Not Expire
The reconciliation between the Company’s income tax provision (benefit) on net loss before income tax and the statutory tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income tax provision at the federal statutory rate of 21.0%	$(10,881)	$(1)
State taxes	326	(138)
Stock-based compensation	761	5,167
Officer compensation	2,123	—
Foreign derived intangible income deduction	(2,246)	(1,475)
Change in valuation allowance	4,324	286
Change in fair value of warrant liability	10,435	(4,472)
Research tax credit	(1,395)	(1,062)
Uncertain tax positions	285	260
Transaction costs	—	482
Other items	291	94
	$4,023	$(859)
The following table summarized the activity related to the gross unrecognized tax benefits as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$586	$341
Increase related to current year tax positions	211	245
Balance at end of the year	$797	$586
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
The Company believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. As of December 31, 2023 and 2022, there were no active taxing authority examinations in any of the Company's major tax jurisdictions. The Company remains subject to examination for federal and state income tax purposes for the tax years ended 2018 through 2023.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, our net stock repurchases were subject to the excise tax. Based on the historical net repurchase activity, the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position.
18.Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share:

	Year Ended December 31,
	2023	2022
Numerator:
Net (loss) income and comprehensive (loss) income	$(55,768)	$852
Denominator:
Weighted-average common shares outstanding - basic	174,170,517	157,882,535
Diluted effect of stock-based awards	—	1,284,337
Weighted-average common shares outstanding - diluted	174,170,517	159,166,872

Net (loss) income per share
Basic	$(0.32)	$0.01
Diluted	$(0.32)	$0.01
The following table presents the potential shares that are excluded from the computation of diluted net income and comprehensive income for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Stock options issued under 2020 Plan	1,768,627	1,594,021
Time-based RSUs	5,947,487	4,383,256
KPI Awards	295,964	—
Public and Private Warrants	37,360,000	37,360,000
Shares issuable for the Market Condition Awards are not included in the table above, as the market condition criterion has not yet been achieved. Such shares are also not included in the Company's calculation of basic or diluted net income per share. Share issuable for the KPI Awards are included in the table above, as the performance condition criterion was achieved as of December 31, 2023. The KPI Awards are not issued pending Compensation Committee approval no later than April 30, 2024. The number of shares above for the KPI Awards are based on the 90-day volume weighted-average price as of December 31, 2023.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
19.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,495	$6,495	$—	$—
U.S. treasury bonds	10,717	10,717	—	—
	$17,212	$17,212	$—	$—

Liabilities:
Common stock warrant liabilities	$67,622	$34,028	$33,594	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,085	$4,085	$—	$—

Liabilities:
Common stock warrant liabilities	$17,933	$9,024	$8,909	$—
Money market funds and U.S. treasury bonds
The money market funds and U.S. treasury bonds are classified within Level 1 as these securities are traded on an active public market.
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 12). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations and comprehensive income.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$—	$—	$—
Assumption of Warrants upon Closing	19,740	19,488	39,228
Change in fair value of Warrant liability	(10,716)	(10,579)	(21,295)
Fair value as of December 31, 2022	$9,024	$8,909	$17,933
Change in fair value of Warrant liability	25,004	24,685	49,689
Fair value as of December 31, 2023	$34,028	$33,594	$67,622
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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Prior to the closing of the Business Combination, for the year ended December 31, 2022, the Company paid advisor fees and out-of-pocket expenses amounting to $792, to two individuals who held ownership interest in Legacy Grindr and are stockholders of the Company. The two individuals were appointed to the Board upon the consummation of the Business Combination, and the advisory agreement was terminated upon their appointment to the Board concurrent with the consummation of the Business Combination. For the year ended December 31, 2023, the Company paid outstanding advisor fees amounting to $350, and $97 was forgiven.
See Note 8 and Note 16 for additional related party transactions with Catapult GP II and Catapult Goliath.
21.Commitments and Contingencies
Purchase Commitments
In November 2018, the Company entered into a purchase commitment for the use of cloud services, with a commitment to spend $3,100 annually between January 2020 and December 2022. On January 12, 2023, the Company entered into a purchase commitment for the use of cloud services, with a commitment to spend $8,500 annually between January 2023 and December 2026. Total purchases under the purchase commitment were $9,979 and $8,238 for the years ended December 31, 2023 and 2022, respectively.
CEO Bonus
George Arison became the Chief Executive Officer of Grindr on October 15, 2022. In connection with assuming his position of the Company, Mr. Arison forfeited certain compensation with his former employer. As compensation to Mr. Arison for such forfeiture, his employment agreement provides for a make-whole payment based on the target annual bonus of up to $1,200 he would have received from his previous employer. As of December 31, 2022, the Company recorded accrued bonuses payable to Mr. Arison of $1,200, which is included in "Accrued expenses and other current liabilities" on the consolidated balance sheets. The make-whole payment was paid in 2023.
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Currently, it is too early to determine the outcome and probability of any legal proceedings and whether they would have a material adverse effect on the Company’s business. As of December 31, 2023 and 2022, there were no amounts accrued that the Company believes would be material to its financial position.
In January 2021, the Norwegian Data Protection Authority ("NDPA") sent Grindr LLC an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,745 using the exchange rate as of December 31, 2023) for an alleged infringement of the GDPR. This was notice of a proposed fine to which Grindr LLC was entitled to respond before the NDPA made a final decision. The NDPA alleged (i) that Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) that Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC responded to the Advance notification on March 8, 2021, to contest the draft findings and fine. A redacted copy of Grindr LLC’s response was made public.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $6,334 using the exchange rate as of December 31, 2023), with an extended deadline for Grindr LLC to appeal through February 14, 2022. On February 14, 2022, Grindr LLC filed an appeal brief with the NDPA. On July 5, 2022, NDPA requested additional documentation from Grindr LLC, specifically regarding whether ad tech partners have deleted any data received from Grindr for advertising purposes. On August 3, 2022, Grindr LLC provided the NDPA with evidence documenting the Company's standard practice of directing terminated ad tech partners to delete any remaining Grindr user data they may have. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited ("Kunlun") entered into an escrow agreement providing for Grindr Group's access to $6,500 of funds for the total amount

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
payable, if any, by Grindr LLC following Grindr LLC's appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the "NPAB").
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
22.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
In January 2024, the Company made a voluntary principal payment of $22,000 reducing the balance under the Senior Revolving Facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed with the objective of ensuring that such information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our payroll processes, as of December 31, 2023, as discussed below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 as required by Rule 13(a)-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As of December 31, 2023, management identified a material weakness within the internal controls related to the Company’s payroll process. Specifically, we have not designed nor implemented controls related to the review and approval of changes within our human resources information system (including compensation increases, one time payroll payments, departmental changes, and other changes to employee details), the reconciliation of these changes to our payroll system, and accruing adequately for one time payroll payments in our general ledger system.
Remediation Plan
We are in the process of developing a plan to remediate the material weakness described above and will be implementing additional controls and processes to remediate the material weakness. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Remediation of Previously Disclosed Material Weakness
As previously disclosed, we had a material weakness related to the financial statement closing process as of December 31, 2022. During 2023, we completed the following actions to remediate the material weakness:
•hired a chief accounting officer and additional personnel to bolster our accounting capabilities and capacity;
•designed and implemented internal controls and procedures with respect to the closing process, including completion of reconciliations and reviews to assure timely and accurate financial reporting; and
•designed modules in our financial systems to automate inputs of certain reconciliations to limit human judgment and clerical errors.
As a result of the remediation steps, we have concluded that the material weakness related to the financial statement closing process has been remediated as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Other than the remediation of the previously disclosed financial statement closing process material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is available on our website at http://www.grindr.com under the “Investors” tab. Within the time period required by the Securities and Exchange Commission and the New York Stock Exchange, we will post on our website at http://www.grindr.com under the “Investors” tab any amendment to our Code of Business Conduct and Ethics or any waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
We have adopted Corporate Governance Guidelines that are available on our website at http://www.grindr.com under the “Investors” tab.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

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

3.Exhibits
     The exhibits filed as part of the Annual Report on Form 10-K are listed in Item 15(b).
(b)    Exhibits.
     The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
2.1†**	Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub LLC and Grindr Group LLC, dated May 9, 2022.	Form 8-K	001-39714	2.1	November 23, 2022
2.2**	First Amendment to the Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub II LLC and Grindr Group LLC, dated October 5, 2022.	Form 8-K	001-39714	2.2	November 23, 2022
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
4.1**	Specimen Common Stock Certificate of Grindr Inc.	Form 8-K	001-39714	4.1	November 23, 2022
4.2**	Specimen Warrant Certificate of Grindr Inc.	Form 8-K	001-39714	4.2	November 23, 2022
4.3**	Warrant Agreement between Tiga Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent, dated November 23, 2020.	Form 8-K	001-39714	4.3	November 23, 2022
4.4**	Certificate of Corporate Domestication of Tiga Acquisition Corp., dated November 17, 2022.	Form 8-K	001-39714	4.4	November 23, 2022
4.5**	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.	Form 10-K	001-39714	4.5	March 17, 2023

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
10.1**	Amended and Restated Registration Rights Agreement by and among Grindr Inc., Tiga Sponsor LLC and certain existing and new stockholders of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	10.1	November 23, 2022
10.2**	Form of Indemnification Agreement of Grindr Inc.	Form 8-K	001-39714	10.2	November 23, 2022
10.3**#	Grindr Inc. 2022 Equity Incentive Plan and forms of award agreement thereunder.	Form 8-K	001-39714	10.3	November 23, 2022
10.4**	Convertible Promissory Note, between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated as of March 16, 2022.	Form 8-K	001-39714	10.4	November 23, 2022
10.5**	Payoff Letter between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated March 16, 2022.	Form 8-K	001-39714	10.5	November 23, 2022
10.6**	Amended and Restated Forward Purchase Agreement, between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated May 9, 2022.	Form 8-K	001-39714	10.6	November 23, 2022
10.7**	Joinder and Assignment Agreement to Amended and Restated Forward Purchase Agreement by and among San Vicente Parent LLC, Tiga Acquisition Corp., and Tiga Sponsor LLC, dated November 10, 2022.	Form 8-K	001-39714	10.7	November 23, 2022
10.8**	First Amendment to the Warrant Agreement between Tiga Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent, dated November 17, 2022.	Form 8-K	001-39714	10.8	November 23, 2022
10.9††**	Credit Agreement, dated as of June 10, 2020, among San Vicente Gap LLC, San Vicente Capital LLC, Fortress Credit Corp., and the other parties thereto, as amended on February 25, 2021.	Form S-4/A	333-264902	10.9	October 31, 2022
10.10**	Amendment No. 1 to the Credit Agreement, dated as of February 25, 2021, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-4/A	333-264902	10.10	October 31, 2022
10.11**	Amendment No. 2 to the Credit Agreement, dated as of June 13, 2022, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-4/A	333-264902	10.11	October 31, 2022

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
10.12**	Amendment No. 3 to the Credit Agreement, dated as of November 14, 2022, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-1	333-268782	10.12	December 13, 2022
10.13**	Amendment No. 4 to the Credit Agreement, dated as of May 12, 2023, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp., Grindr Inc., Grindr Group LLC and the other parties thereto.	Form 8-K	001-39714	10.1	May 17, 2023
10.14**	Credit Agreement, among Grindr Capital LLC, Grindr Inc., the other parent guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank, dated as of November 28, 2023.	Form 8-K	001-39714	10.1	November 29, 2023
10.15**#	Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan and forms of award agreement thereunder.	Form S-1/A	333-268782	10.13	February 9, 2023
10.16**#	Offer Letter by and between Grindr Group LLC and Maggie Lower, dated April 25, 2022.	Form 10-K	001-39714	10.14	March 17, 2023
10.17**#	Offer Letter by and between Grindr Group LLC and G. Raymond Zage, III, dated November 15, 2022.	Form 10-K	001-39714	10.15	March 17, 2023
10.18**#	Offer Letter by and between Grindr Group LLC and J. Michael Gearon, Jr., dated November 15, 2022.	Form 10-K	001-39714	10.16	March 17, 2023
10.19**#	Offer Letter by and between Grindr Group LLC and James Fu Bin Lu, dated November 15, 2022.	Form 10-K	001-39714	10.17	March 17, 2023
10.20**#	Offer Letter by and between Grindr Group LLC and Nathan Richardson, dated April 24, 2022.	Form 10-K	001-39714	10.18	March 17, 2023
10.21**#	Offer Letter by and between Grindr Group LLC and Daniel Brooks Baer, dated April 26, 2022.	Form 10-K	001-39714	10.19	March 17, 2023
10.22**#	Offer Letter by and between Grindr Group LLC and Meghan Stabler, dated April 25, 2022.	Form 10-K	001-39714	10.20	March 17, 2023
10.23**#	Offer Letter by and between Grindr Group LLC and Gary Horowitz, dated April 26, 2022.	Form 10-K	001-39714	10.21	March 17, 2023
10.24**#	Employment Agreement by and between Grindr LLC and George Arison, dated April 27, 2022.	Form 10-K	001-39714	10.23	March 17, 2023

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
10.25**#	Employment Agreement by and between Grindr LLC and Vandana Mehta-Krantz, dated August 26, 2022.	Form 10-K	001-39714	10.22	March 17, 2023
10.26*#	Employment Agreement by and between Grindr LLC and Kye Chen, dated March 27, 2023.
10.27*#	Amended Employment Agreement by and between Grindr Inc. and Vandana Mehta-Krantz, dated November 29, 2023.
21.1**	List of Subsidiaries.	Form 8-K	001-39714	21.1	November 23, 2022
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on March 11, 2024.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ George Arison	Chief Executive Officer and Director	March 11, 2024
George Arison	(Principal Executive Officer)

/s/ Vandana Mehta-Krantz	Chief Financial Officer	March 11, 2024
Vandana Mehta-Krantz	(Principal Financial Officer)

/s/ Kye Chen	Chief Accounting Officer	March 11, 2024
Kye Chen	(Principal Accounting Officer)

/s/ James Fu Bin Lu	Chairperson of the Board	March 11, 2024
James Fu Bin Lu

/s/ G. Raymond Zage, III	Director	March 11, 2024
G. Raymond Zage, III

/s/ J. Michael Gearon, Jr.	Director	March 11, 2024
J. Michael Gearon, Jr.

/s/ Nathan Richardson	Director	March 11, 2024
Nathan Richardson

/s/ Daniel Brooks Baer	Director	March 11, 2024
Daniel Brooks Baer

/s/ Gary I. Horowitz	Director	March 11, 2024
Gary I. Horowitz

/s/ Meghan Stabler	Director	March 11, 2024
Meghan Stabler

/s/ Maggie Lower	Director	March 11, 2024
Maggie Lower