Form 10-K/A
period 2023-12-31
Grindr Inc.
filed 2024-04-29
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
(Amendment No. 1)
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
The registrant had 175,632,289 shares of common stock outstanding as of April 24, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10‑K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”), on March 11, 2024 (the “2023 Form 10‑K”). As we do not intend to file a definitive proxy statement for our 2024 annual stockholder meeting within 120 days of the end of our fiscal year ended December 31, 2023, we are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include in Part III the information that was not included in the 2023 Form 10-K. This Amendment amends the cover page, Items 10 through 14 of Part III, and Item 15 of Part IV of the 2023 Form 10‑K. This Amendment is also being filed to update Part II, “Item 9B. Other Information” by adding information regarding Rule 10b5-1 trading arrangements adopted during the three-month period ended December 31, 2023. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits, as well as a revised List of Subsidiaries exhibit, updated to add Grindr Group LLC, which was inadvertently not included in the exhibit filed with the 2023 Form 10-K. Except as described above, this Amendment does not amend, modify or update the other disclosures in the 2023 Form 10‑K. The 2023 Form 10-K continues to speak as of the date of the 2023 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2023 Form 10-K. This Amendment should be read in conjunction with the 2023 Form 10‑K and with our other filings with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Amendment and the 2023 Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs, current expectations or projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipates,” “approximately,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “seeks,” “should,” “will” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this Amendment and the 2023 Form 10-K reflect our current views about our business and future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ materially from those expressed in any forward-looking statement. There are no guarantees that any transactions or events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements:
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
•our ability to protect our intellectual property rights from unauthorized use by third parties;
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Item 1A. Risk Factors” of the 2023 Form 10‑K. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

INTRODUCTORY NOTE
Grindr Inc.’s predecessor public company was originally incorporated in the Cayman Islands under the Companies Law of the Cayman Islands on July 27, 2020, under the name Tiga Acquisition Corp. (“Tiga”), as a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities. Grindr was originally incorporated in February 2009 as a California limited liability company, and was subsequently held by Grindr Group LLC (“Legacy Grindr”), a Delaware limited liability company which was incorporated in April 2020.
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
Unless the context indicates otherwise, references in this Amendment and the 2023 Form 10-K to the “Company,” “Grindr,” “we,” “us,” “our,” and similar terms refer to Grindr, Inc. (f/k/a Tiga Acquisition Corp.) and its consolidated subsidiaries (including Legacy Grindr). References to “Tiga” refer to the predecessor company prior to Closing.

PART II
Item 9B. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below:

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
George Arison, Chief Executive Officer(4)	Adoption	12/15/2023	X		Up to 90,000	9/15/2024

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)	Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.
(4)	The Rule 10b5-1 trading arrangement was entered into by Mr. Arison in connection with the payment of certain 2023 tax obligations related to the settlement of restricted stock units held by Mr. Arison that occurred in 2023.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Background of Directors
Our business affairs are managed under the direction of our board of directors, which is currently composed of nine members. Seven of our directors are independent within the meaning of the listing standards of the New York Stock Exchange (the “NYSE”). Our directors serve for one-year terms until the next annual meeting of stockholders, and until their respective successors are duly elected and qualified or until their earlier resignation or removal.
The following descriptions present information, as of April 1, 2024, about our directors.

Name	Age	Position
James Fu Bin Lu	42	Chairperson, Director
George Arison	46	Chief Executive Officer, Director
Daniel Brooks Baer	47	Director
J. Michael Gearon, Jr.	59	Director
Gary I. Horowitz	66	Director
Maggie Lower	48	Director
Nathan Richardson	53	Director
Meghan Stabler	60	Director
G. Raymond Zage, III	54	Director
James Fu Bin Lu. Mr. Lu has served as the Chairperson of the board of directors since November 2022. Mr. Lu previously served as Legacy Grindr’s Chairperson from June 2020 to November 2022. Mr. Lu has served as a Director, the Chairman and the Chief Executive Officer of Life Concepts Holdings Limited, an investment company mainly engaged in restaurant operations, from October 2018 to June 2023. Mr. Lu has also served as a Director of Fusion Media Limited, an Internet publishing company, since February 2021, a Director of Global Commerce Technology Limited, a software development company, since February 2022, and a Director of TuSimple Holdings, Inc., an autonomous trucking company, since December 2022. Mr. Lu has also served as a managing partner and co-founder of Joffre Capital, a private equity firm since 2018. Mr. Lu previously served as the Global Head of Amazon Marketing Services (now Amazon Advertising), the advertising branch of Amazon.com, Inc., a technology company that focuses on e-commerce, cloud computing and digital streaming company, from 2011 to 2015, and served as the Vice President of content ecosystems at Baidu, Inc., a technology company specializing in Internet-related services and products and artificial intelligence, from 2015 to 2017. In 2006, Mr. Lu founded Yoolin, a social network, and served as its Chief Executive Officer from 2006 to 2007. Mr. Lu was a founding member and the director of product management at Chegg, Inc., a textbook rental company, from 2007 to 2011. Mr. Lu received master’s degrees in Electrical Engineering and Computer Science, and graduated summa cum laude, from the University of Michigan. We believe Mr. Lu’s business experience, technical knowledge and experience in the social network industry qualify him to serve as our Chairperson and a member of the board of directors.
George Arison. Mr. Arison has served as our Chief Executive Officer and director since November 2022, and previously served as the Chief Executive Officer of Legacy Grindr from October 2022 to November 2022. Mr. Arison previously served as Founder and Chief Executive Officer of Shift Technologies, Inc. (Nasdaq: SFT) from December 2013 to September 2022, and he continued to serve as a member on the board of directors until August 2023. In 2018, Mr. Arison co-founded Pulsar AI, an artificial intelligence platform for auto sales, which was acquired by Impel. Prior to co-founding Shift Technologies, he served in various positions at Alphabet Inc. (Nasdaq: GOOG) from 2010 to 2013. From 2007 to 2010, Mr. Arison served as co-founder of Taxi Magic (now known as Curb, acquired by Verifone). From 2005 to 2007 he worked for Boston Consulting Group. Mr. Arison has been an investor in numerous software and Internet companies, including Shipper, Carrot, Fathom and AutoLeap. Prior to his business career, Mr. Arison was a policy analyst and ran a political campaign in Georgia, the country of his birth, about which he wrote Democracy and Autocracy in Eurasia: Georgia in Transition. Mr. Arison received a bachelor’s degree from Middlebury College. We believe that Mr. Arison’s extensive experiences in numerous startups and his corporate expertise as the Chief Executive Officer of Shift Technologies qualify him to serve as our Chief Executive Officer and a member of the board of directors.
Daniel Brooks Baer. Mr. Baer has served as a member of the board of directors since November 2022. Mr. Baer is a senior vice president for policy research at the Carnegie Endowment for International Peace. He was Executive Director of the Colorado Department of Higher Education from May 2018 to February 2019. He previously served as the United States

Ambassador to the Organization for Security and Co-operation in Europe from September 2013 to January 2017. Prior to that, he served as the Deputy Assistant Secretary of State for the Bureau of Democracy, Human Rights, and Labor from 2009 to 2013. Prior to that, he was an Assistant Professor of Strategy, Economics, Ethics and Public Policy at the McDonough School of Business at Georgetown University from 2008 to 2009. He was also a Faculty Fellow at Harvard University’s Safra Center for Ethics. Prior to that, he was a project leader at Boston Consulting Group, a management consulting firm, from 2004 to 2007. Mr. Baer received a Bachelor of Arts degree in Social Studies and African American Studies from Harvard University. He was also a Marshall Scholar at Oxford University, where he earned a master’s degree and doctoral degree in International Relations. We believe Mr. Baer’s political and educational experiences qualify him to serve as a member of the board of directors.
J. Michael Gearon, Jr. Mr. Gearon has served as a member of the board of directors since November 2022. Mr. Gearon is the Chairman and Chief Executive Officer of 28th Street Ventures, LLC, a family office based in Atlanta which he founded in 2007. A pioneer in the cell tower industry, Mr. Gearon has established six successful businesses across six countries over 30 years, spanning four continents. His recent roles include Chairman of Pan Asia Tower, a wireless communications and broadcast infrastructure company, from 2013 to November 2019, and Chairman Advisor of PT Serana Menara Nusantara Tbk, the largest cell tower company in Indonesia from 2007 to 2016. Prior to these roles, he served as Vice Chairman of American Tower Corp. from 2002 to 2007 and was on its board of directors from 1998 to 2003, following the sale of his business, Gearon & Co., to American Tower. Beyond telecommunications, Mr.  Gearon has also made significant contributions in the sports industry. He was part owner of the Atlanta Hawks from 2004 through 2023, serving as Governor from 2005 to 2009 and as co-managing partner and board member from 2004 to 2015. He also co-owned the Atlanta Thrashers from 2003 to 2010. His achievements in business were recognized when he was named Ernst & Young Entrepreneur of the Year in 1997. Mr. Gearon received a bachelor’s degree, cum laude, in Inter-Disciplinary Studies from Georgia State University. We believe Mr. Gearon’s extensive experience in the technology industry and his experience as an executive and director qualify him to serve as a member of the board of directors.
Gary I. Horowitz. Mr. Horowitz has served as a member of the board of directors since November 2022. Mr. Horowitz has been General Counsel of Integrum Holdings, LP, a private equity firm, since January 2023. He was previously a partner in the corporate department at Simpson Thacher & Bartlett LLP from 1989 through December 2022, and joined the firm in 1982. He was also the President of Miracle House, a nonprofit organization, from 2004 to 2007. Mr. Horowitz received his Bachelor of Science degree in Industrial and Labor Relations from Cornell University. He also received his juris doctor degree from the Columbia Law School, where he was an editor on the Columbia Law Review. We believe Mr. Horowitz’s extensive legal experience qualify him to serve as a member of the board of directors.
Maggie Lower. Ms. Lower has served as a member of the board of directors since November 2022. She has served as a Strategic Advisor to Clu, a recruitment software company, since March 2022. She has also served as a Senior Board Advisor to Scoperta, a digital wine and consumer business, and Simon Data, Inc., a customer data platform, since February 2021. She has also served as a Senior Board Advisor to DealEngine, Inc., a startup analytics company, since September 2020. Ms. Lower was the Chief Marketing Officer of Hootsuite Media Inc., a social media management platform, from July 2021 through March 2023. Prior to that, she was the Chief Marketing Officer of Cision US Inc., a provider of media software and services, from July 2020 to June 2021, and the Senior Vice President and Chief Marketing Officer at TrueBlue Inc., a staffing and workforce management company, from January 2018 to July 2020. Prior to that, she served as an Executive Vice President of Marketing at Alight Solutions, LLC, a cloud-based provider of integrated digital human capital and business solutions, which was previously part of Aon PLC and spun off to Blackstone Group LP, from May 2017 to November 2017. Ms. Lower was also a Senior Vice President and Head of Global Marketing at Aon PLC, a professional services firm, from July 2012 to May 2017. She previously served as the Director and Senior Vice President and Client and Business Management Executive at Bank of America, an investment bank and financial services company, from June 2011 to July 2012. She was a Director and Senior Vice President and Head of Investment Infrastructure, Analytics and Client Reporting at Bank of America Merrill Lynch Retirement & Philanthropic Services from 2007 to 2011. Ms. Lower received her Bachelor of Arts degree in History and graduated cum laude from Hamilton College. She also holds an M.B.A. from Northwestern University, Kellogg School of Management. We believe Ms. Lower’s extensive experience in the financial industry and her experience as an executive qualify her to serve as a member of the board of directors.
Nathan Richardson. Mr. Richardson has served as a member of the board of directors since November 2022. Since June 2021, Mr. Richardson has served as a partner at Joffre Capital, a private equity firm in which James Fu Bin Lu, Chairperson of our board of directors, serves as managing partner and co-founder. Mr. Richardson was an Executive Vice President at Red Ventures from August 2019 until October 2021. Mr. Richardson is the co-Founder of Trading Ticket, Inc., a financial technology company, and served as its Chief Executive Officer from April 2014 to August 2019. He is also the co-Founder of Waywire, a video sharing website, and served as its Chief Executive Officer from April 2012 to August

2013. Prior to that he was the President of Gilt City, Inc., a subsidiary of Gilt Groupe Inc., which is an online shopping and lifestyle website, from 2009 to 2012. Prior to that he was a Senior Vice President and General Manager at Dow Jones Online at Dow Jones & Company, Inc., a publishing firm, from 2005 to 2006. Mr. Richardson worked at Yahoo Inc. from 2000 to 2005, most recently as a General Manager in its finance division. Prior to that, he served as a Global Emerging Markets Management Associate at Citigroup Inc., an investment bank and financial services company, from 1998 to 1999. Mr. Richardson also previously served as a director of Caribe Media, Inc. from 2011 to 2019. Mr. Richardson served as a director of Pyxus (NYSE: Pyx) from February 2019 to August 2020. Mr. Richardson received his Bachelor of Science degree in Business from Babson College and holds an M.B.A. from Georgetown University. We believe Mr. Richardson’s extensive experience in the finance and commerce industries and his experience as an executive qualify him to serve as a member of the board of directors.
Meghan Stabler. Ms. Stabler has served as a member of the board of directors since November 2022. Ms. Stabler has been the Senior Vice President of BigCommerce Pty Ltd. (Nasdaq: BIGC), a leading software-as-a-service (SaaS) ecommerce platform that empowers merchants of all sizes to build, innovate and grow their business online, since March 2022 and was previously the Vice President of Global Product Marketing, Communications and International Marketing at BigCommerce, Inc. from December 2018 to March 2022. She was a board member of Lamba Legal, a civil rights organization, from March 2021 to December 2021, and she has been a board member of Kaleido Health Solutions, Inc., a mobile Health/Telehealth application development company, since January 2021. She has also been the Super Delegate Appointed Platform Committee member and Party Leader and Elected Official for the Democratic National Committee since January 2020. Ms. Stabler has also been a member of the board of directors for the Democratic Majority for Israel, an advocacy group, since January 2019. She has been a member of the board of directors of Planned Parenthood Federation of America, a nonprofit organization that provides reproductive healthcare, since May 2019. Ms. Stabler was also a member on the board of directors of Athlete Ally, a nonprofit LGBTQ athletic advocacy group, from 2015 to January 2017. Ms. Stabler previously served on the Board of Advisors of Segall Bryant & Hamill, an investment firm, from 2014 to February 2020. Prior to that, she was a Senior Advisor of Product Lifecycle Management and Product Management, Vice President of Product Management and Marketing and Vice President of Strategic Solutions and Product Marketing at CA Technologies, a Broadcom company, from 2010 to November 2018. She was also a member on the board of directors for the Human Rights Campaign, an LGBTQ advocacy group and political lobbying organization, from 2009 to October 2017. She was also an advisory member to President Obama’s National LGBT Policy Committee from 2008 to 2016, and served on the National Business Advisory Council for the Human Rights Campaign from 2008 to April 2020. She was a member of the board of directors of the AIDS Foundation Houston, Inc., a nonprofit organization, from 2007 to 2011. She was also a Vice President of Product Management and Marketing for BMC Software, Inc., an information technology services and consulting company, from 2003 to 2010. We believe Ms. Stabler’s business and marketing expertise, her LGBTQ advocacy experiences and her prior service as a director qualify her to serve as a member of the board of directors.
G. Raymond Zage, III. Mr. Zage has served as a member of our board of directors since November 2022. Mr. Zage has served as the Chief Executive Officer of Tiga Investments Pte. Ltd. since November 2017 and was a founder and previously served as a director, Chief Executive Officer and Chairman of Tiga Acquisition Corp. from July 2020 to November 2022. In April 2021, he also joined the board of directors of EDBI Pte Ltd, independent equity investment arm of Singapore’s Economic Development Board. Prior to August 2018, Mr. Zage was managing director and Chief Executive Officer of Farallon Capital Asia Pte Ltd, which invests capital on behalf of Farallon Capital Management LLC, where he was a partner. Mr. Zage joined Farallon Capital Management LLC in March 2000 and in 2002 set up and ran Farallon Capital Asia Pte Ltd (also previously known as Noonday Asset Management Asia Pte Ltd). Prior to joining Farallon, Mr. Zage was a Vice President at Goldman Sachs (Singapore) Pte Ltd in the Investment Banking Division having also worked for Goldman Sachs in New York and Los Angeles. Mr. Zage continues to serve as a part-time senior advisor at Farallon and he is also a member of the board of directors of Whitehaven Coal Limited as well as a member of the Board of Commissioners of PT Lippo Karawaci Tbk. Mr. Zage received his Bachelor of Science degree in Finance and Accounting from the University of Illinois, Urbana-Champaign in 1992. Mr. Zage’s qualifications to serve on our board include three decades of investment experience in public and private debt, public and private equity and real estate across a wide variety of industries and geographies, and his strategic vision and experience as a board member of public and private companies in a wide variety of industries. Mr. Zage provides high-value added services to the board of directors and has sufficient time to focus on our business.

Background of Executive Officers
The following descriptions present information, as of April 1, 2024, about our executive officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
George Arison	46	Chief Executive Officer, Director
Vandana Mehta-Krantz	56	Chief Financial Officer
Austin “AJ” Balance	37	Chief Product Officer
Kye Chen	46	Chief Accounting Officer
Please see the description of Mr. Arison’s background under “─ Background of Directors” above.
Vandana Mehta-Krantz. Ms. Mehta-Krantz has served as our Chief Financial Officer since November 2022, and served as the Chief Financial Officer of Legacy Grindr from September 2022 to November 2022. Prior to joining Legacy Grindr, Ms. Mehta-Krantz was the Chief Financial Officer of Passport Labs, Inc., a transportation software and payments company, from August 2021 to August 2022. Ms. Mehta-Krantz served as the Chief Financial Officer of Masterclass (Yanka Industries, Inc.), an e-learning streaming platform, from December 2020 to September 2021. From September 2017 to September 2020, Ms. Mehta-Krantz was the Chief Financial Officer of Disney Streaming Services, a media company, during the preparation and successful launch of the highly anticipated Disney+ video streaming business. In that role, Ms. Mehta-Krantz was responsible for scaling the technology and business functions globally, implementing the systems and processes to handle the new business line, planning and forecasting subscriber counts and financial results by country, as well as developing and publishing the operating metrics to run the business. Ms. Mehta-Krantz was also the Chief Financial Officer and a board member for Bamtech Media, a media company, which launched ESPN+, from September 2017 to August 2020. Previously, Ms. Mehta-Krantz held three different divisional chief financial officer roles at Thomson Reuters, a media company, from 2007 to 2016, including the Chief Financial Officer of Reuters Media, the Chief Financial Officer of Institutional Equities, and the Chief Financial Officer of the Wealth Management division. Prior to 2007, Ms. Mehta-Krantz held positions at PricewaterhouseCoopers, Merrill Lynch, Morgan Stanley and Credit Suisse. Ms. Mehta-Krantz has been an independent director of Skillz Inc. from October 2020 through March 2023. She has also served as a non-executive member of the board of Bungalow Living, Inc. since October 2021. Ms. Mehta-Krantz qualified for the Chartered Accountancy designation in Canada in 1990 and the Chartered Financial Analyst designation in 1997. Ms. Mehta-Krantz received a bachelor’s degree in mathematics from the University of Waterloo in Canada.
Austin “AJ” Balance. Mr. Balance has served as our Chief Product Officer since November 2022 and served as the Chief Product Officer of Legacy Grindr from December 2021 to November 2022. Prior to joining Legacy Grindr, Mr. Balance was the lead product manager of the Driving Team at Uber Technologies, Inc., a transportation technology company that offers services through mobile applications and websites, where he worked from September 2016 to December 2019, and the co-Founder and Chief Executive Officer of Dispatcher, Inc., a logistics technology platform for long-haul truckers and freight shippers, from November 2013 to August 2016. Prior to that, Mr. Balance was a product manager at Gigwalk, a software solutions company, from 2011 to 2013 and an analyst in corporate strategy and business development at The Walt Disney Company, a multinational entertainment and media conglomerate, from 2009 to 2011. Mr. Balance received an MBA from the Stanford Graduate School of Business and a bachelor’s degree from Stanford University.
Kye Chen. Ms. Chen has served as our Chief Accounting Officer since March 2023. Prior to joining Grindr, Ms. Chen served as the Chief Accounting Officer of Glossier, Inc., an omnichannel beauty company, from September 2019 to March 2023. Prior to that, Ms. Chen held several leadership roles, including Vice President, Assistant Corporate Controller, at Time Inc., a leading multi-platform media and content company, from March 2008 to September 2019. She started her career at PricewaterhouseCoopers. Ms. Chen received her B.S. in accounting and finance at the NYU Stern School of Business and is a Certified Public Accountant.
Board Diversity
Our board of directors is one of the most diverse in terms of LGBTQ representation. We took a proactive approach to recruiting our independent directors, specifically looking for leaders with exceptional professional experience as well as the lived experiences crucial to understanding the LGBTQ community. Our majority LGBTQ board, including four gay men, one lesbian, and one trans lesbian, bring diverse worldviews and a shared commitment to Grindr’s success and to continued LGBTQ representation in our board governance.

Board Leadership Structure
We believe that all members of our board of directors should have a voice in the affairs and the management of Grindr. The board of directors believes that our stockholders are best served at this time by having an independent Chairperson, who is an integral part of our board of directors structure and a critical aspect of effective corporate governance. Mr. Lu has served as Chairperson of our board of directors since the closing of the Business Combination in November 2022, and previously served as the Chairperson of Legacy Grindr from June 2020 to November 2022. Mr. Lu brings considerable skills and experience, as described above, to the role. While our Chief Executive Officer maintains primary responsibility for preparing the agendas for meetings of our board of directors, our Chairperson has significant responsibilities, which are set forth in our bylaws, and include, in part:
•Presiding over meetings of the independent directors;
•Coordinating with the committee chairs regarding meeting agendas and informational requirements, and presiding over portions of meetings of our board of directors at which the evaluation or compensation of the Chief Executive Officer is presented or discussed or at which the performance of the board of directors is performed or discussed;
•Coordinating the activities of the other directors, and performing such other duties our board of directors may establish or delegate from time to time; and
•Acting as principal liaison between the members of our board of directors and the Chief Executive Officer.
The active involvement of our independent directors, combined with the qualifications and significant responsibilities of our Chairperson and other directors, provide balance on our board of directors and promote strong, independent oversight of our management and affairs.
Role of the Board of Directors in Risk Oversight
One of the key functions of the board of directors is informed oversight of our risk management process. The board of directors does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through our board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. Our board of directors and its committees consider specific risk topics, including risks associated with our strategic plan, business operations, capital structure, information technology, data privacy and cybersecurity. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the board of directors as quickly as possible.
Our audit committee has the responsibility to consider and discuss with management and the auditors, as appropriate, the Company’s guidelines and policies with respect to financial risk management and financial risk assessment, including the Company’s major financial risk exposures and the steps taken by management to monitor and control these exposures. Areas of focus for the audit committee include the Company’s policies and other matters relating to our investments, cash management, major financial risk exposures, cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats, ESG and data privacy, and the steps taken by management to monitor and mitigate or otherwise control these exposures and to identify future risks. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive or insufficient risk-taking, including risks related to executive compensation and overall compensation and benefit strategies, plans, arrangements, practices and policies. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. The nominating and corporate governance committee also oversees and reviews with management the Company’s major legal compliance and public policy matter risk exposures and the steps management has taken to monitor or mitigate such exposures. Our privacy and trust committee oversees and assesses our data privacy policies, programs and practices and identifies and monitors risks related to compliance with applicable privacy and data use laws, as well as risks associated with public policy developments related to LGBTQ legal rights and user safety.
In connection with its reviews of the operations and corporate functions of our company, our board of directors addresses the primary risks associated with those operations and corporate functions. In addition, our board of directors reviews the risks associated with our company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. While the board of directors and its committees oversee risk management strategy, management is responsible for implementing and supervising day-to-day risk management processes and reporting to the board of directors and its committees on such matters.

Family Relationships
There are no family relationships among any of our directors and executive officers.
Director Independence
As required under the NYSE listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of the director’s family members, and the Company, its senior management and its independent auditors, the board of directors has affirmatively determined that the following directors are independent directors within the meaning of the applicable NYSE listing standards: James Fu Bin Lu, J. Michael Gearon Jr., Daniel Brooks Baer, Meghan Stabler, Gary I. Horowitz, Maggie Lower and Nathan Richardson. In making this determination, the board of directors found that none of these directors had a material or other disqualifying relationship with the Company.
In making these determinations, our board of directors considered the current and prior relationships that each non‑employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence. Our independent directors meet in executive session without management present if circumstances warrant when the full board of directors convenes for a regularly scheduled meeting or a special meeting. The independent directors at such executive sessions shall designate an independent director to preside over the executive session.
Corporate Governance and Board Structure
Meetings of the Board of Directors and Committees of the Board of Directors
The board generally expects to hold four regular meetings per year and to meet on other occasions when circumstances require. Directors spend additional time preparing for board and committee meetings, and we may call upon directors for advice between meetings. We encourage our directors to attend director education programs.
The board held four meetings in 2023. Also in 2023, (a) the audit committee held four meetings, (b) the compensation committee held three meetings, (c) the nominating and corporate governance committee held one meeting, and (d) the privacy and trust committee held two meetings.
Our Corporate Governance Guidelines provide that the board will periodically meet in executive session without management in attendance. A non-management director presides at each executive session.

Committees of the Board of Directors
We have a standing audit committee, compensation committee, nominating and corporate governance committee and privacy and trust committee. In addition, from time to time, special committees may be established under the direction of the board of directors when the board deems it necessary or advisable to address specific issues. The following table provides membership and meeting information for the year ended December 31, 2023, for each of the standing board committees:

Name	Audit	Compensation	Nominating and Corporate Governance	Privacy and Trust
James Fu Bin Lu		X	X*
George Arison
Daniel Brooks Baer				X*
J. Michael Gearon, Jr.		X*
Gary I. Horowitz	X
Maggie Lower			X	X
Nathan Richardson	X*	X
Meghan Stabler	X			X
G. Raymond Zage, III
Total meetings in fiscal 2023	4	3	1	2
* Committee chair
Copies of our committee charters are posted on our website, investors.grindr.com, as required by applicable SEC and NYSE rules. The information on or available through any such website is not deemed incorporated in this Amendment and does not form part of this Amendment or the 2023 Form 10-K.
Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Our board of directors has determined that each member of each committee meets the applicable NYSE rules and regulations regarding “independence” and each member is free of any relationship that would impair their individual exercise of independent judgment with regard to us.
Audit Committee
The audit committee consists of Gary I. Horowitz, Nathan Richardson, and Meghan Stabler. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under the NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of the audit committee is Nathan Richardson. Our board of directors has determined that Nathan Richardson is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment. The board of directors has adopted a written audit committee charter that is available to stockholders on our website at investors.grindr.com.
Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.
The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of the audit committee include:
•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and overseeing compliance with certain of our policies applicable to directors and employees, including, among other things, the Related-Person Transactions Policy;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting or auditing matters.
Compensation Committee
Our compensation committee consists of J. Michael Gearon, James Fu Bin Lu and Nathan Richardson. The chair of the compensation committee is J. Michael Gearon. Our board of directors has determined that each member of the compensation committee is independent under the NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has adopted a written compensation committee charter that is available to stockholders on our website at investors.grindr.com.
The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:
•reviewing, overseeing, modifying and approving our overall compensation strategy and policies;
•reviewing and approving the compensation of the Chief Executive Officer;
•making recommendations to the board of directors regarding the compensation of our senior management and directors;
•reviewing and approving certain of our policies applicable to directors;
•reviewing and approving or making recommendations to the board of directors regarding our incentive compensation and equity-based plans and arrangements; and
•reviewing and establishing appropriate insurance coverage for our directors and officers.
Compensation Committee Processes and Procedures
Typically, the compensation committee will meet at least annually and with greater frequency if necessary. The compensation committee also acts periodically by unanimous written consent in lieu of a formal meeting. In addition, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. The charter of the compensation committee grants the compensation committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the compensation committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the compensation committee considers necessary or appropriate in the performance of its duties. The compensation committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the compensation committee. In particular, the compensation committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the compensation committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and NYSE, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serve, or have served during the last year, as a member of the board of directors or compensation committee of any entity, other than Grindr, that has one or more executive officers serving as a member of the board of directors.
Privacy and Trust Committee
The privacy and trust committee consists of Daniel Brooks Baer, Maggie Lower and Meghan Stabler. The chair of the privacy and trust committee is Daniel Brooks Baer. Our board of directors has determined that each member of the privacy and trust committee is independent under the NYSE listing standards. Our board of directors has adopted a written privacy and trust committee charter that is available to stockholders on the Company’s website at investors.grindr.com.
We formed the privacy and trust committee in early 2023 to exercise oversight related to privacy and other matters impacting user trust, privacy and safety. Specific responsibilities of the privacy and trust committee include:
•reviewing and discussing with management our programs and practices related to data privacy, the adequacy of our data privacy policies, and our compliance with applicable privacy and data use laws and regulations;
•overseeing our policies and practices related to user trust and safety and reviewing and discussing with management issues impacting safety and wellbeing, including the adequacy of our user trust and safety tools and our attention to protections of users in jurisdictions with limited LGBTQ legal rights;
•discussing with management our compliance with applicable data use laws and any correspondence with regulators or governmental agencies that raise material issues; and
•reviewing and discussing with management political and public policy developments relevant to our business and operations, including developments related to LGBTQ legal rights and user safety.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of James Fu Bin Lu and Maggie Lower. The chair of the nominating and corporate governance committee is James Fu Bin Lu. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the NYSE listing standards. Our board of directors has adopted a written nominating and corporate governance committee charter that is available to stockholders on the Company’s website at investors.grindr.com.
Specific responsibilities of the nominating and corporate governance committee include:
•identifying individuals qualified to become new board members, consistent with criteria approved by the board of directors;
•identifying members of the board qualified to fill vacancies on any board committee and recommending that the board of directors appoint the identified member or members to the applicable committee;
•reviewing and recommending to the board of directors the compensation program for the board of directors’ non-executive directors;
•reviewing and recommending to the board of directors corporate governance principles applicable to us;
•overseeing the evaluation and performance of the board of directors and management;
•reviewing and overseeing compliance with certain of our policies applicable to directors, including, among other things, the Code of Business Conduct and Ethics;
•overseeing legal, regulatory and public policy matters material to us, particularly with respect to matters that could have a significant reputational impact on us; and
•handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. Our Corporate Governance Guidelines are available on our website at http://www.grindr.com under the “Investors” tab. Under the Corporate Governance Guidelines, we expect directors to prepare for and attend meetings of the board and of all committees on which they serve.
Our board of directors has also adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. Our Code of Business Conduct and Ethics is available on our website at http://www.grindr.com under the “Investors” tab. Within the time period required by the SEC and the NYSE, we will post on our website at http://www.grindr.com under the “Investors” tab any amendment to our Code of Business Conduct and Ethics or any waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
Hedging Policy
Pursuant to our Insider Trading Policy, which applies to all directors, officers and other employees of our Company, hedging transactions, such as prepaid variable forward contracts, equity swaps, collars and exchange funds, or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of Company securities are discouraged. Our Insider Trading Policy requires that any hedging or similar arrangement proposed by any director, officer or other employee must be pre-cleared in advance by the Company’s Head of Legal Department or such officer’s designee. Our Insider Trading Policy also prohibits directors, officers and employees from trading in derivative securities related to our common stock, which include publicly-traded call and put options, (other than warrants issued by us) unless such person has obtained pre-clearance from our Head of Legal Department or such officer’s designee. In addition, all directors, executive officers and other specified employees are prohibited from holding Company securities in a margin account or otherwise pledging our securities as collateral for a loan, unless such person has obtained pre-clearance from our Head of Legal Department or such officer’s designee.
Director and Executive Compensation and Indemnification Agreements
See “Item 11. Executive Compensation” for discussion of the compensation of our executive officers and our non‑employee directors.
See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Indemnification Agreements” for discussion of our indemnification arrangements with our directors and executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors and any persons owning ten percent or more of our common stock to file reports with the SEC to report their beneficial ownership of and transactions in our securities and to furnish us with copies of the reports.
Based solely upon a review of the Section 16(a) reports furnished to us, along with written representations from our executive officers and directors, we believe that all required reports were timely filed during 2023, except for the following Form 4s that were inadvertently filed late:
•one Form 4 for each of Daniel Brooks Baer, Michael Gearon, Gary I Horowitz, Maggie Lower, James Fu Bin Lu, Nathan Richardson, and G. Raymond Zage III reporting their annual non-employee director equity awards, as a result of which one transaction for each non-employee director was not reported on a timely basis;
•one Form 4 for Daniel Brooks Baer, as a result of which one common stock sale transaction was not reported on a timely basis; and
•two Form 4s for G. Raymond Zage III, as a result of which three common stock purchase transactions were not reported on a timely basis.

Item 11. Executive Compensation
We are eligible, and have chosen, to comply with the scaled executive and director compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.
Director Compensation
We have a non-employee director compensation policy pursuant to which our non-employee directors are eligible to receive annual equity awards and annual cash compensation for service on our board of directors and committees of our board of directors.
On June 19, 2023, our board of directors adopted our non-employee director policy, which it subsequently amended on September 29, 2023, to increase the annual cash and equity compensation that the members of the audit committee of the board of directors are eligible to receive (such policy as amended, the “Director Compensation Policy”). The board of directors expects to review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors. The nominating and corporate governance committee has the authority to engage a consulting firm to evaluate director compensation.
Non-Employee Director Annual Cash Retainers
Under the Director Compensation Policy, our non-employee directors are eligible to receive the following cash retainers (as applicable) for their service on our board of directors and its standing committees. Except as indicated below the cash retainers remained unchanged when the Director Compensation Policy was amended in September 2023.

Position	Annual Cash Retainers (commencing on November 18, 2023)($)(1)
Non-Employee Member of the Board	20,000
Audit Committee Chair	9,000	(2)
Other Audit Committee Member	4,000	(3)
Compensation Committee Chair	5,000
Other Compensation Committee Member	—
Nominating and Corporate Governance Committee Chair	5,000
Other Nominating and Corporate Governance Committee Member	—
Privacy and Trust Committee Chair	5,000
Other Privacy and Trust Committee Member	—
(1)Annual cash retainers are paid on a fiscal year basis. We pro-rated the new annual cash retainers based on the number of calendar days remaining in fiscal year 2023 measured from November 18, 2023.
(2)The Director Compensation Policy increased the amount of the audit committee chair cash retainer from $5,000 to $9,000. See discussion below for information about additional cash retainers for service from July 1 through November 17, 2023.
(3)Non-employee directors were not eligible to receive a cash retainer for service as a member of the audit committee prior to amendment of the Director Compensation Policy. See discussion below for information about additional cash retainers for service from July 1 through November 17, 2023.
Directors were not entitled to receive attendance fees for any meetings of the board of directors, its committees, or (except as noted above with respect to the audit committee) for serving as non-chair members of the committees of the board of directors.
In connection with the September 2023 amendment to the Director Compensation Policy, the board of directors approved supplemental cash retainers of $1,534 to the members of our audit committee, including the chair, for their service from July 1 through November 17, 2023.
Non-Employee Director Annual Equity Awards
Under the Director Compensation Policy, on the date of each annual stockholder meeting of the Company, each non-employee director who continues as a non-employee director following the annual meeting automatically receives the following annual awards of restricted stock units (“RSUs”) under our 2022 Equity Incentive Plan (“2022 Plan”) for their service on the board of directors and its standing committees (as applicable), which, except as indicated below, are the same as those non-employee directors were eligible to receive under the policy as initially adopted in June 2023.

Position	Annual RSU Awards($)(1)
Non-Employee Member of the Board	80,000
Audit Committee Chair	36,000	(2)
Other Audit Committee Member	16,000	(3)
Compensation Committee Chair	20,000
Other Compensation Committee Member	—
Nominating and Corporate Governance Committee Chair	20,000
Other Nominating and Corporate Governance Committee Member	—
Privacy and Trust Committee Chair	20,000	(4)
Other Privacy and Trust Committee Member	—
(1)The number of RSUs subject to each annual award a non-employee director is eligible to receive is equal to the applicable amount in the table above divided by the average closing price of our common stock over the 20-trading day period ending three trading days before the date of grant.
(2)The Director Compensation Policy increased the amount of this annual RSU award from $20,000 to $36,000. See discussion below for information about supplemental RSU awards for service as chair of the audit committee prior to the adoption of the Director Compensation Policy.
(3)Non-employee directors were not eligible to receive an annual equity award for service as a member of the audit committee prior to the adoption of the Director Compensation Policy. See discussion below for information about supplemental RSU awards for service on the audit committee prior to the adoption of the Director Compensation Policy.
(4)See discussion below for information about supplemental RSU awards for service as chair of the privacy and trust committee prior to the adoption of the Director Compensation Policy.
Pursuant to the Director Compensation Policy, non-employee directors that are first elected or appointed to our board of directors other than on the date of an annual meeting of our stockholders automatically receive on the date they become a member of the board of directors the applicable annual awards described above, prorated based on the number of months remaining in the 12-month period following our last annual stockholder meeting.
Each annual RSU award vests as to 25% of the award every three months following the grant date, subject to the non-employee director’s continuous service (as a member of the board, committee member, or committee chair, as applicable) through the applicable vesting date. Each prorated annual RSU award vests in equal installments over the remaining scheduled quarterly vest dates for annual awards granted at our last annual stockholder meeting following the grant date of the prorated RSU award, subject to the non-employee director’s continuous service (as a member of the board, committee member, or committee chair, as applicable) through the applicable vesting date. In any event, each annual award and prorated annual award will vest in full on the earlier to occur of (1) immediately prior to our next annual stockholder meeting following the applicable grant date and (2) immediately prior to the effective time of a change in control (as defined in the 2022 Plan), subject to the non-employee director’s continuous service through the applicable time.
In connection with the adoption of the Director Compensation Policy, our board of directors approved supplemental awards of 2,653 RSUs under the 2022 Plan to the members of our audit committee, including the chair, for their service on the audit committee, 25% of which vests on each of September 29, 2023, December 21, 2023, March 21, 2024 and June 21, 2024, subject to the non-employee director remaining in continuous service through each applicable vesting date. In any event, each supplemental RSU award will vest in full on the earlier of to occur of (1) immediately prior to our next annual stockholder meeting following the grant date of the supplemental RSU award and (2) immediately prior to the effective time of a change in control (as defined in the 2022 Plan), subject to the non-employee director’s continuous service through the applicable time.
On November 29, 2023, the compensation committee granted Daniel Brooks Baer a fully vested supplemental award of 290 RSUs for his service as chair of the privacy and trust committee of the board of directors from April 29, 2023, through June 21, 2023.

2023 Non-Employee Director Compensation Table
The table below summarizes the compensation paid to our non-employee directors during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
James Fu Bin Lu	25,000	99,989	124,989
Daniel Brooks Baer	23,740	101,932	125,672
J. Michael Gearon, Jr.	25,000	99,989	124,989
Gary I. Horowitz	22,016	95,249	117,265
Maggie Lower	20,000	79,994	99,994
Nathan Richardson	27,016	115,244	142,260
Meghan Stabler	22,016	95,249	117,265
G. Raymond Zage, III	20,000	79,994	99,994
(1)Consist of annual retainer fees, as described above.
(2)Reflects the aggregate grant date fair value of any RSUs granted, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of this amount are included in Note 16. Stock-based Compensation to the Consolidated Financial Statements included in the 2023 Form 10‑K. This amount does not reflect the actual economic value that will ultimately be realized by each director.
(3)The number of stock awards, consisting of RSUs, held as of December 31, 2023, by each non-employee director serving as of such date is set forth below.

Name	Aggregate Number of Shares Underlying Outstanding RSUs
James Fu Bin Lu	8,291
Daniel Brooks Baer	8,291
J. Michael Gearon, Jr.	8,291
Gary I. Horowitz	7,959
Maggie Lower	6,633
Nathan Richardson	9,617
Meghan Stabler	7,959
G. Raymond Zage, III	6,633
Executive Compensation
For the year ended December 31, 2023, our named executive officers consisted of the following three executive officers:
•George Arison, Chief Executive Officer and director;
•Vandana Mehta-Krantz, Chief Financial Officer; and
•Austin “AJ” Balance, Chief Product Officer.
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Other(2)	Total
George Arison Chief Executive Officer	2023	$1,000,000	$2,146,000	(3)	$2,350,073	(4)	$22,500	$5,518,573
	2022	$212,991	$—		$44,051,000	(5)	$10,000	$44,273,991
Vandana Mehta-Krantz Chief Financial Officer	2023	$505,000	$1,018,300	(6)	$4,440,379	(7)	$17,388	$5,981,067
	2022	$136,305	$—		$5,387,410	(8)	$6,000	$5,529,715
Austin “AJ” Balance Chief Product Officer	2023	$377,917	$570,210	(9)	$4,440,873	(10)	$—	$5,389,000
	2022	$376,959	$25,000		$959,373		$—	$1,361,332
(1)The amounts reported in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the grant date fair value of each RSU award granted (or deemed granted) during the fiscal year ended December 31, 2022 and 2023, computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the

RSU awards reported in this column are set forth in the notes to our audited consolidated financial statements included in Note 16 to the financial statements included in the 2023 Form 10-K.
(2)The amounts reported consist of company 401(k) matching contributions.
(3)The amount reported includes (a) a $1,300,000 annual cash bonus earned based on the achievement of Company performance goals, and (b) a $846,000 cash bonus paid to Mr. Arison in 2023 equal to the shortfall between the amount Mr. Arison was entitled to receive as his 2022 annual cash bonus from his previous employer and the amount actually paid by his previous employer (pro-rated based on the number of days Mr. Arison was employed with his previous employer during the calendar year 2022), which Mr. Arison was entitled to pursuant to his employment agreement with us. For further information on these bonuses, please refer to the sections titled “Narrative to Summary Compensation Table — Cash Bonuses” and “Employment Arrangements with Executive Officers — George Arison.”
(4)The amount reported reflects the grant date fair value of 247,898 fully-vested RSUs that were granted to Mr. Arison on December 19, 2023 based on the achievement of certain key performance indicators established for Mr. Arison for 2023. For further information on this this award, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — 2023 KPI Arrangement with Mr. Arison.” We treated the grant date of these RSUs as December 19, 2023, pursuant to FASB ASC Topic 718.
(5)The amount reported includes (a) the grant date fair value of 375,000 RSUs that were granted to Mr. Arison by the Company on November 15, 2022, and (b) the performance RSU award arrangement approved for Mr. Arison on November 15, 2022. For further information on each, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation.” We treated the grant date of Mr. Arison’s performance RSU award arrangement as November 15, 2022, pursuant to FASB ASC Topic 718, but no RSUs under the arrangement have been issued to Mr. Arison by the board of directors or any authorized committee or any other person. The amount reported for Mr. Arison’s performance RSU award arrangement reflects the grant date fair value of the arrangement based on the probable outcome of the performance conditions as determined on the deemed grant date. Assuming the highest level of achievement under the performance RSU arrangement, the grant date fair value of the performance RSU award arrangement would have been the higher amount of $50,000,000.
(6)The amount reported includes (a) a $393,300 cash bonus earned based on the achievement of certain Company performance goals, (b) a $400,000 special cash bonus in recognition of exceptional performance by Ms. Mehta-Krantz in 2023, and (c) a $250,000 sign-on bonus Ms. Mehta‑Krantz earned in 2023 pursuant to the terms of her employment agreement with us. Half of the $225,000 sign-on bonus was paid in 2022 and had previously been reported as bonus income for Ms. Mehta-Krantz for the 2022 fiscal year. Such amount is now reported as part of Ms. Mehta-Krantz’s 2023 bonus income because Ms. Mehta-Krantz would have been required to return such amount if she voluntarily resigned for Good Reason or was terminated for Cause (as those terms are defined in her employment agreement) before September 2023, which was the first anniversary of her start date. The total amount of Ms. Mehta-Krantz’s bonus payment was, therefore, earned in 2023 on the first anniversary of her start date, once she could no longer be required to return any amount of her sign-on bonus to us. For further information on these bonuses, please refer to the sections titled “Narrative to Summary Compensation Table — Cash Bonuses” and “Employment Arrangements with Named Executive Officers — Vandana Mehta-Krantz.”
(7)The amount reported includes (a) the grant date fair value of 340,667 RSUs that were granted to Ms. Mehta-Krantz by the Company on November 29, 2023 in recognition of the exceptional performance by Ms. Mehta-Krantz in 2023, and (b) the incremental increase of $2,140,877 in the fair value of the performance RSU award arrangement previously approved for Ms. Mehta-Krantz in 2022 as a result of certain modifications to such award made on November 29, 2023. For further information on each, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation.” No RSUs under the performance RSU arrangement have been issued to Ms. Mehta‑Krantz by the board of directors or any authorized committee or any other person. The sum of the amounts reported for Ms. Mehta‑Krantz’s performance RSU award arrangement for the 2022 and 2023 fiscal years reflects the aggregate amended grant date fair value of the arrangement based on the probable outcome of the performance conditions as determined on the modified deemed grant date of November 29, 2023. Assuming the highest level of achievement under the performance RSU arrangement, the grant date fair value of the performance RSU award arrangement would have been the higher amount of $4,899,999.
(8)The amount reported includes (a) the grant date fair value of 486,000 RSUs that were granted to Ms. Mehta‑Krantz by the Company on November 15, 2022, and (b) the performance RSU award arrangement approved for Ms. Mehta‑Krantz on November 15, 2022, performance RSU was amended on November 29,2023. For further information on each, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation.” No RSUs under the arrangement have been issued to Ms. Mehta‑Krantz by the board of directors or any authorized committee or any other person. The amount reported for Ms. Mehta‑Krantz’s performance RSU award arrangement for the 2022 fiscal year reflects the grant date fair value of the arrangement based on the probable outcome of the performance conditions as determined on the original deemed grant date of November 15, 2022.
(9)The amount reported includes (a) a $270,210 cash bonus based on the achievement of Company performance goals, and (b) a $300,000 special cash bonus, in recognition of exceptional performance by Mr. Balance in 2023. For further information on these bonuses, please refer to the section titled “Narrative to Summary Compensation Table — Cash Bonuses.”
(10)The amount reported includes (a) the grant date fair value of 333,417 RSUs that were granted to Mr. Balance by the Company on November 29, 2023 in recognition of exceptional performance by Mr. Balance in 2023, and (b) the performance RSU award arrangement approved for Mr. Balance on November 29, 2023. For further information on each, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation.” We treated the grant date of Mr. Balance’s performance RSU award arrangement as November 29, 2023, pursuant to FASB ASC Topic 718, but no RSUs under the arrangement have been issued to Mr. Balance by the board of directors or any authorized committee or any other person. The amount reported for Mr. Balance’s performance RSU award arrangement reflects the grant date fair value of the arrangement based on the probable outcome of the performance conditions as determined on the deemed grant date. Assuming the highest level of achievement under the performance RSU arrangement, the grant date fair value of the performance RSU award arrangement would have been the higher amount of $4,100,000.
Narrative to Summary Compensation Table
Base Salaries
In 2023 and 2022, as applicable, the named executive officers received annual base salaries to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.
In 2022 the annual base salaries of Mr. Arison and Ms. Mehta-Krantz were $1,000,000 and $505,000, respectively, and remained unchanged in 2023. On November 29, 2023, the compensation committee increased Mr. Balance’s annual base salary from $375,000 to $410,000, effective December 1, 2023.

Cash Bonuses
In 2022 we did not have a formal arrangement with our named executive officers providing for annual cash bonus awards.
2023 Annual Cash Bonuses
In December 2023, the compensation committee approved the formulaic structure for bonus determinations for Mr. Arison’s cash bonus for 2023. In accordance with this structure, Mr. Arison’s annual cash bonus payment for 2023 was determined based on achievement of weighted metrics with respect to two corporate goals: 2023 EBITDA margin of at least 40% and year-over-year revenue growth of at least 25%. Upon achievement of these corporate goals, the bonus amount for Mr. Arison was adjusted based on the percentage of year-over-year revenue growth.
In May 2023, the compensation committee approved a formulaic structure for bonus determinations for our named executive officers, except Mr. Arison, with respect to 2023. In accordance with this structure:
•Annual cash bonus payments for our named executive officers for 2023 were determined based on achievement of weighted metrics with respect to two corporate goals: 2023 EBITDA margin of at least 40% and year-over-year revenue growth of at least 25%. Upon achievement of these corporate goals, the percentage of a named executive officer’s target bonus opportunity was adjusted based on the level of year-over-year revenue growth.
•In addition to achievement of these corporate goals, annual cash bonus payouts for each named executive officer for 2023 were subject to a performance adjustment (either up or down) based on a named executive officer’s respective individual contribution to the achievement of the corporate performance outcomes.
Mr. Arison’s target bonus opportunity for 2023 was equal to $1,000,000, as set forth in his employment agreement. The target bonus opportunity for Ms. Mehta-Krantz was equal to 60% of her annual base salary for 2023, as set forth in her employment agreement. Mr. Balance’s target bonus opportunity for 2023 was equal to 55% of his annual base salary, prorated to reflect the increase to his base salary effective in December 2023.
In March 2024, the compensation committee determined the achievement of the applicable corporate performance goals established with respect to the 2023 bonus framework for our named executive officers. Based thereon, Mr. Arison, Ms. Mehta-Krantz, and Mr. Balance received a cash bonus in the amount of $1,300,000, $393,300 and $270,210, respectively. The compensation committee decided not to adjust the named executive officers’ bonuses for 2023 based on their individual performance.
2023 Special Bonus to Ms. Mehta-Krantz and Mr. Balance
On November 29, 2023, the compensation committee approved a special cash bonus in the amount of $400,000 and $300,000 to Ms. Mehta-Krantz and Mr. Balance, respectively, for their exceptional performance in fiscal year 2023. The special bonus was paid, less applicable tax withholding to Ms. Mehta-Krantz and Mr. Balance in March 2024.
Equity Compensation
Our equity-based incentive awards are designed to align our interests and those of our equityholders with those of our employees and consultants, including our named executive officers. The board of directors or an authorized committee thereof is responsible for approving equity grants.
We currently maintain the 2022 Plan (as defined above) for purposes of granting equity-based incentive awards to our employees and consultants, including our named executive officers.
2023 KPI Arrangement with Mr. Arison
In December 2023, the compensation committee determined the applicable key performance indicators (“KPIs”) for 2023 with respect to Mr. Arison’s KPI arrangement as described in “—Employment Arrangements with Named Executive Officers” below, under which for the Company’s 2023 fiscal year, Mr. Arison was eligible to receive fully vested RSUs with a target value ranging from $1,500,000 to $3,000,000 based on the achievement of such KPIs. In March 2024, the compensation committee determined the achievement of the applicable KPIs established for 2023 with respect to Mr. Arison’s KPI arrangement and based thereon granted him 247,898 fully vested RSUs, which is equal to the target value of the RSUs achieved divided by the average per-share volume-weighted average price of a share of our common stock (the “Average VWAP”) for the 90 trading days preceding the grant date of the RSUs, rounded down to the nearest whole RSU.

RSU Awards to Ms. Mehta-Krantz and Mr. Balance
Based on its review of the performance of Ms. Mehta-Krantz and Mr. Balance since the closing of the Business Combination, and to provide incentives that the compensation committee believes are appropriate to retain them over the long term and incentivize them to maximize stockholder value and achieve the Company’s corporate objectives, on November 29, 2023, the compensation committee granted Ms. Mehta-Krantz and Mr. Balance under the 2022 Plan an award of RSUs with respect to 340,667 shares of the Company’s common stock and 333,417 shares of the Company’s common stock, respectively. The RSU award granted to Ms. Mehta-Krantz will vest over approximately a four-year period, with 20% vesting on December 1, 2023, and the remaining amount vesting in substantially equal annual installments over the next four years, subject to Ms. Mehta-Krantz’s continued service to us through each applicable vesting date. The RSU award granted to Mr. Balance will vest over approximately a five-year period, with 10% vesting on the first anniversary of December 1, 2023, and the remaining amount vesting in substantially equal annual installments over the next four years. Each of the RSU awards will fully accelerate vesting upon a termination of the applicable named executive officer’s employment by the Company without cause or the named executive officer’s resignation of employment with the Company for good reason, in either case, within 12 months following a change in control of the Company.
Modification of Ms. Mehta-Krantz’s Performance RSU Arrangement
On November 29, 2023, the compensation committee amended Ms. Mehta-Krantz’s employment agreement with the Company, dated August 26, 2022 (as amended, the “Mehta-Krantz Employment Agreement”), which provided for the grant of RSUs upon achievement of certain market capitalization thresholds (the “Prior Performance RSU Arrangement”). The amendment to the Mehta-Krantz Employment Agreement replaces and supersedes the Prior Performance RSU Arrangement in its entirety with a new performance RSU arrangement (the “Amended Performance RSU Arrangement”), under which in the event the Company’s average market capitalization exceeds $2.1 billion (the “First CFO Threshold”), $2.8 billion (the “Second CFO Threshold”) or $3.5 billion (the “Third CFO Threshold” and collectively the “CFO Thresholds”), then for each of the CFO Thresholds exceeded, Ms. Mehta-Krantz will be granted a number of RSUs equal to $1,633,333 (for the First CFO Threshold), $1,633,333 (for the Second CFO Threshold), and $1,633,334 (for the Third CFO Threshold), divided by the Average VWAP for the 90 trading days preceding the date the applicable CFO Threshold was exceeded, rounded down to the nearest RSU, with any such RSUs to be fully vested on grant, in each case subject to Ms. Mehta-Krantz’s continued employment in good standing through the grant date. In the event of a change in control (as defined in the 2022 Plan) of the Company, if the aggregate consideration payable in connection with the change in control for the number of fully diluted shares of the Company’s common stock exceeds the First CFO Threshold, the Second CFO Threshold or the Third CFO Threshold, then immediately prior to, and contingent upon, consummation of the change in control, Ms. Mehta-Krantz will be granted a certain number of fully vested RSUs for each of the CFO Thresholds exceeded that have not otherwise been previously exceeded, subject to Ms. Mehta-Krantz’s continuous service to the Company through immediately prior to the consummation of such change in control.
Performance RSU Arrangement with Mr. Balance
On November 29, 2023, the compensation committee approved a new performance RSU arrangement with Mr. Balance, under which in the event the Company’s average market capitalization exceeds $2.1 billion (the “First CPO Threshold”), $2.8 billion (the “Second CPO Threshold”) or $3.5 billion (the “Third CPO Threshold” and collectively the “CPO Threshold”), then for each of the CPO Threshold exceeded, Mr. Balance will be granted a number of RSUs equal to $1,366,666 (for the First CPO Threshold), $1,366,667 (for the Second CPO Threshold), and $1,366,667 (for the CPO Threshold), divided by the Average VWAP for the 90 trading days preceding the date the applicable CPO Threshold was exceeded, rounded down to the nearest RSU, with any such RSUs to be fully vested on grant, in each case subject to Mr. Balance continued employment through the grant date. In the event of a change in control (as defined in the 2022 Plan) of the Company, if the aggregate consideration payable in connection with the change in control for the number of fully diluted shares of the Company’s common stock exceeds the First CPO Threshold, the Second CPO Threshold or the Third CPO Threshold, then immediately before, and contingent upon, the consummation of the change in control, Mr. Balance will be granted a certain number of fully vested RSUs for each of the CPO Threshold exceeded that have not otherwise been previously exceeded, subject to Mr. Balance’s continuous service to the Company through immediately prior to the consummation of such change in control.
Other Elements of Compensation
Retirement Plans
In 2023 and 2022, as applicable the named executive officers participated in a 401(k) retirement savings plan maintained by us. The Internal Revenue Code of 1986, as amended (the “Code”) allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2023 and 2022, contributions made by participants, including the named executive officers, in the 401(k) plan were matched by the Company up to a specified percentage of the employee contribution. These matching contributions generally vest on the date on which the contribution is made. Our named executive officers continue to be eligible to participate in the 401(k) plan on the same terms as other full-time employees.
Employee Benefits
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death insurance, and dismemberment insurance; and disability insurance. Grindr does not maintain any executive-specific benefit or executive perquisite programs.

Outstanding Equity Awards as of December 31, 2023
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2023:

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
George Arison	11/15/2022	—		—		—	—	3,000,000	(2)	26,340,000	—		—
	11/25/2022	—		—		—	—	—		—	1,263,727	(3)	11,095,523
Vandana Mehta-Krantz	11/15/2022	—		—		—	—	272,534	(4)	2,392,840	—		—
	11/29/2023	—		—		—	—	388,800	(5)	3,413,664	—		—
	11/29/2023	—		—		—	—	—		—	661,333	(6)	5,806,504
Austin “AJ” Balance	12/3/2021	210,441	(7)	210,441	(7)	$4.20	12/7/2028	—		—	—		—
	11/29/2023	—		—		—	—	333,417	(8)	2,927,401	—		—
	11/29/2023	—		—		—	—	—		—	249,466	(9)	2,190,308
(1)The dollar amount equals the number of shares subject to the applicable award times $8.78, the closing price of a share of common stock at the end of the last completed fiscal year.
(2)Represents remaining unvested time-based RSUs that vest over a four-year period that vest in equal semi-annual installments on April 14 and October 14 of each year, provided that Mr. Arison remains in continuous service with us through each vesting date.
(3)Represents performance awards granted to Mr. Arison. For further information on these performance awards, please refer to the section titled “Employment Arrangements with Executive Officers — George Arison.”
(4)Represents remaining unvested RSUs that vest in equal installments over a four-year period on December 1 of each year, provided that Ms. Mehta-Krantz remains in continuous service with us through each vesting date.
(5)Represents remaining unvested RSUs that vest over a four-year period, in equal annual installments on September 26 of each year, provided that Ms. Mehta-Krantz remains in continuous service with us through each vesting date.
(6)Represents performance awards granted to Ms. Mehta-Krantz. For further information on these performance awards, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — Modification of Ms. Mehta-Krantz’s Performance RSU Arrangement.”
(7)The option award was granted with a per share exercise price equal to the fair market value of one share of Legacy Grindr’s Series X Ordinary Units on the date of grant, as determined in good faith by Legacy Grindr’s board of managers, and vests as to 25% of the Legacy Grindr Series X Ordinary Units subject thereto on the first anniversary of the vesting commencement date, and 6.25% of the Legacy Grindr Series X Ordinary Units subject thereto will vest each quarter thereafter, subject to Mr. Balance’s continued service to us through each vesting date. The exercise price and number of Legacy Grindr’s Series X Ordinary Units subject to Mr. Balance’s option, reflect the actual exercise price and number of units, respectively, as of December 31, 2022. At the closing of the Business Combination, the option award was converted into an option covering our common stock with adjustments to the number of shares and exercise price based on the applicable exchange ratio specified in the Merger Agreement to reflect the Business Combination.
(8)Represents remaining unvested restricted stock units that vest over approximately a five-year period, with 10% vesting on the December 1, 2024, and the remaining amount vesting in substantially equal annual installments over the next four years, provided that Mr. Balance remains in continuous service with us through each vesting date.
(9)Represents performance awards granted to Mr. Balance. For further information on these performance awards, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — Performance RSU Arrangement with Mr. Balance.”

Employment Arrangements with Named Executive Officers
We have entered into employment arrangements with Mr. Arison, Ms. Mehta-Krantz, and Mr. Balance, the terms of which are described below.
George Arison
Arison Employment Agreement
Effective as of September 12, 2022, we entered into an employment agreement with George Arison (the “Arison Employment Agreement”). Under the terms of the Arison Employment Agreement, Mr. Arison has held the position of Chief Executive Officer and Executive Director of the Company since October 19, 2022 (the “Arison Start Date”) and receives an initial annual base salary of $1 million per year, subject to annual review and increase, but not decrease (unless pursuant to a salary reduction program applicable generally to our other C-level employees of no greater than 10% reduction), by the board of directors in its sole discretion. In addition to his annual base salary, Mr. Arison is eligible to receive an annual bonus with a target amount equal to $1 million, based on the achievement of performance objectives and goals established by the Company in consultation with Mr. Arison.
Pursuant to the terms of the Arison Employment Agreement and subject to the approval of the board of directors, Mr. Arison received or remains eligible to receive certain incentive and equity-based awards, which such awards are or will be, as applicable, subject to the terms of the 2022 Plan. Such awards are comprised of (i) 3,750,000 RSUs, subject to a five-year vesting schedule, with one-fifth of the total number of RSUs vesting on the first anniversary of the Arison Start Date, and the remainder vesting in eight equal six-month installments thereafter (the “Arison Time-Based Award”); (ii) in the event our average market capitalization over any 90-day period exceeds $5 billion (the “First CEO Threshold”), a fully vested RSU award representing the right to receive a number of shares of common stock determined by dividing $20 million by the Average VWAP for the 90-trading day period preceding achievement of the First CEO Threshold; (iii) in the event our average market capitalization over any 90-day period exceeds $10 billion (the “Second CEO Threshold”), a fully vested RSU award representing the right to receive a number of shares of common stock determined by dividing $30 million by the average volume-weighted trading average price of common stock for the 90-trading day period preceding achievement of the Second CEO Threshold; and (iv) fully-vested RSUs cash or a combination, ranging in value from $1.5 million to $3 million, based upon the achievement of annual KPIs as established by the Company and Mr. Arison at the start of each calendar year. The Arison Time-Based Awards shall accelerate and vest in full on a termination of Mr. Arison’s employment by the Company without “Cause” (as defined below) or if Mr. Arison terminates his employment for “Good Reason” (as defined below), in either case, at any time within 12 months following a change in control. The Arison Time-Based Award was granted to Mr. Arison on November 15, 2022.
If Mr. Arison’s previous employer does not pay him his 2022 annual cash bonus (the “Previous Employer Bonus”), the Arison Employment Agreement provides that he will be eligible to receive a make-whole bonus from the Company equal to the shortfall, if any, between the Previous Employer Bonus and the target annual bonus (pro-rated based on the number of days Mr. Arison was employed with his previous employer during the calendar year 2022), which such pro-rated target annual bonus shall not exceed $1.2 million. The make-whole payment in the amount of $846,000 was paid in 2023.
Either the Company or Mr. Arison may terminate Mr. Arison’s employment at any time, with or without cause or advance notice. If Mr. Arison’s employment is terminated by us without Cause, or Mr. Arison terminates his employment for Good Reason, he will be entitled to receive (i) all of his accrued and unpaid wages earned through his last day of employment, any unreimbursed business expenses, the value of any accrued and unused vacation days, and any other amounts required by local law or the express terms of any employee benefit plan to be paid to him; (ii) a lump sum cash payment equal to the sum of (A) his annual base salary in effect as of his last day of employment, (B) his annual target bonus in effect as of the effective date of the Arison Employment Agreement and (iii) a payment in the form of cash or fully vested shares of common stock equal to: (A) 100% of the “Annual Shift Value” (as defined below) if Mr. Arison’s employment is terminated prior to the first anniversary of the Arison Start Date, and (B) 75% of the Annual Shift Value if Mr. Arison’s employment is terminated prior to the second anniversary of the Arison Start Date. Mr. Arison’s severance benefits (items (i) and (ii) in the immediately preceding sentence) are conditioned on his execution and nonrevocation of a separation agreement and general release of claims in favor of the Company.
For the purposes of the Arison Employment Agreement, the following definitions apply:
“Annual Shift Value” generally means 800,000 multiplied by (x) the lesser of (a) the acquisition price per share of Mr. Arison’s Shift Technologies, Inc. (“Shift”) Class A common stock in the event that a “Change of Control,” within the meaning of Shift’s 2020 Omnibus Equity Compensation Plan (a “Transaction”), is publicly announced prior to on or prior to the last day of Mr. Arison’s employment with us, inclusive of any contingent or illiquid consideration to be received in respect of such shares, and (b) $5.00, as applicable; or (y) if a Transaction has not been publicly announced on or prior to the last day of Mr. Arison’s employment with us, the lesser of (a) the average volume-weighted average price of his Shift Class A common stock for the 30 trading days preceding the last day of his employment with us, and (b) $5.00, as applicable.
“Cause” generally means any one or more of the following: (a) the plea of guilty or nolo contendere to, or conviction for, a felony offense by Mr. Arison, except (i) after indictment, the Company may suspend Mr. Arison from the rendition of services, but without limiting or modifying in any other way the Company’s obligations under the Arison Employment Agreement, and (ii) Mr. Arison’s employment shall be immediately reinstated if the indictment is dismissed or otherwise dropped and there is not otherwise grounds to terminate his employment for Cause; (b) a material breach by Mr. Arison of a fiduciary duty owed to the Company; (c) a material breach by Mr. Arison of certain covenants made by him in the Arison Employment Agreement or of his confidentiality agreement; (d) Mr. Arison’s continued willful failure to perform or gross neglect of the material duties required by the Arison Employment Agreement (other than any such failure resulting from incapacity due to physical or mental illness); or (e) a knowing and material violation by Mr. Arison of any material Company policy pertaining to ethics, wrongdoing or conflicts of interest, which policy had been provided to Mr. Arison in writing or otherwise made generally available prior to such violation, except in the case of conduct described in clauses (b), (c), (d) or (e) above, “Cause” shall only apply to conduct occurring after the date of the Arison Employment Agreement and, if such conduct is capable of being cured, Mr. Arison shall have a period of no less than twenty (20) days after he is provided with written notice (specifying in reasonable detail the acts or omissions believed to constitute Cause and the steps necessary to remedy such condition, if curable) in which to cure, which such notice specifically identifies the breach or the violation that the Company believes constitutes Cause.
“Good Reason” generally means any of the following actions are taken by the Company without Mr. Arison’s prior written consent: (a) a material reduction in Mr. Arison’s base salary (unless pursuant to a salary reduction program applicable generally to the Company’s other C-level employees of no greater than 10% reduction); (b) a material diminution in Mr. Arison’s job duties, responsibilities, authorities or title, including, but not limited to, him not being the Chief Executive Officer of the Company (or ultimate parent company of the entity succeeding to the Company’s business following a change in control), the appointment of a co-Chief Executive Officer of the Company, Mr. Arison becoming the chief executive officer of a division or subsidiary instead of the Chief Executive Officer of the Company, or Mr. Arison no longer reporting directly to the board of directors of the Company; (c) the requirement that Mr. Arison regularly work from a primary physical work location other than his home office; (d) the failure of the Company’s board of directors to nominate Mr. Arison for election or reelection as a director of the Company; (e) a material breach by the Company of the Arison Employment Agreement; or (f) the Company’s failure to grant Mr. Arison any of the incentive awards contemplated by the Arison Employment Agreement. In order to resign for Good Reason, Mr. Arison must provide written notice to the disinterested members of the Company’s board of directors within 60 days after the first occurrence of the event giving rise to Good Reason setting forth the basis for his resignation, allow the Company at least 60 days from receipt of such written notice to cure such event, if curable, and if such event is not reasonably cured within such period, he must resign not later than 60 days after the expiration of the cure period.
The Arison Employment Agreement provides that if any payment or distribution thereunder would constitute an “excess parachute payment” within the meaning of Section 280G of the Code, then any such payments will be reduced if such reduction will provide Mr. Arison with a greater net after-tax benefit than would no reduction.
Vandana Mehta-Krantz
Mehta-Krantz Employment Agreement
Under the terms of the Mehta-Krantz Employment Agreement, Ms. Mehta-Krantz has held the position of Chief Financial Officer of the Company since September 26, 2022 (the “Krantz Start Date”), and receives an annual base salary of $505,000 per year, subject to annual review and increase, but not decrease (unless pursuant to a salary reduction program applicable generally to the Company’s other C-level employees of no greater than 10% reduction). Ms. Mehta-Krantz is also eligible to receive an annual bonus with a target amount equal to 60% of Ms. Mehta-Krantz’s annual base salary, based upon the level of achievement of performance objectives and goals established annually by the Company’s board of directors or the compensation committee thereof. In addition, the Mehta-Krantz Employment Agreement entitles Ms. Mehta-Krantz to receive a one-time signing bonus of $225,000, 50% of which is payable within 30 days of the Mehta-Krantz Start Date and the remaining 50% of which is payable on the first regularly scheduled payroll occurring six months after Mehta-Krantz Start Date. To earn the signing bonus, Ms. Mehta-Krantz was required to remain employed by the Company through the first anniversary of the Mehta-Krantz Start Date, unless her employment was terminated without “Cause” by the Company or she resigns for “Good Reason” (each as defined below).

Pursuant to the terms of the Mehta-Krantz Employment Agreement and subject to the approval of the Company’s board, Ms. Mehta-Krantz received or remains eligible to receive certain equity-based awards, which such awards are or will be, as applicable, subject to the terms of the 2022 Plan. Such awards are comprised of (i) 486,000 RSUs, vesting over five years in equal installments on each anniversary of the Mehta-Krantz Start Date, subject to her continued employment in good standing through each such vesting date (the “Krantz Time-Based Award”); (ii) the Amended Performance RSU Arrangement, as described above under the section titled “Equity Compensation.”
The Mehta-Krantz Time-Based Award shall accelerate and vest in full on a termination of Ms. Mehta-Krantz’s employment by the Company without “Cause” (as defined below) or if Ms. Mehta-Krantz terminates her employment for “Good Reason”, in either case, at any time within 12 months following a change in control.
Either the Company or Ms. Mehta-Krantz may terminate Ms. Mehta-Krantz’s employment at any time, with or without Cause or advance notice. If Ms. Mehta-Krantz’s employment is terminated by us without Cause, or Ms. Mehta-Krantz terminates her employment for Good Reason, she will be entitled to receive (i) all of her accrued and unpaid wages earned through the last day of her employment, any unreimbursed business expenses, the value of any accrued and unused vacation days, any annual bonus earned but unpaid with respect to the fiscal year ending on or preceding the date of termination and any other amounts required by local law or the express terms of any employee benefit plan to be paid to her; (ii) a lump-sum cash payment, equal to the greater of (A) 12 months of Ms. Mehta-Krantz’s annual base salary in effect as of the date of her termination, or (B) the amount of severance payment pursuant to the then-applicable company-wide severance policy as may be adopted by the Company from time to time; (iii) a prorated portion of her annual bonus for the fiscal year in which her termination occurs based on actual results for such year, payable at the same time bonuses for such year are paid to other senior executives of the Company; and (iv) continued participation in our group health plan for her and her eligible dependents for 12 months at our expense. Ms. Mehta-Krantz’s severance benefits (items (ii), (iii), and (iv) of the immediately preceding sentence) are conditioned on her execution and nonrevocation of a separation agreement and general release of claims in favor of the Company.
For the purposes of the Mehta-Krantz Employment Agreement, the following definitions apply:
“Cause” generally means any of the following: (a) the plea of guilty or nolo contendere to, or conviction for a crime involving dishonesty, intentional misconduct, or breach of trust; (b) gross negligence in the performance of Ms. Mehta-Krantz’s duties; (c) a material breach by Ms. Mehta-Krantz of a fiduciary duty owed to the Company; (d) a material breach of any written agreement between Ms. Mehta-Krantz and the Company; or (e) a knowing and material violation by Ms. Mehta-Krantz of any material Company policy pertaining to ethics, wrongdoing or conflicts of interest, which policy had been provided to Ms. Mehta-Krantz in writing or otherwise made generally available prior to such violation, except in the case of conduct described in clauses (b), (c), (d) or (e) “Cause” shall only apply to conduct occurring after the date hereof and, if such conduct is capable of being cured, Ms. Mehta-Krantz shall have a period of no less than twenty (20) days after she is provided with written notice (specifying in reasonable detail the acts or omissions believed to constitute Cause and the steps necessary to remedy such condition, if curable) in which to cure, which such notice specifically identifies the breach or the violation that the Company believes constitutes Cause.
“Good Reason” generally means any of the following actions are taken by the Company without Ms. Mehta-Krantz’s prior written consent: (a) a material reduction in Ms. Mehta-Krantz’s base salary (unless pursuant to a salary reduction program applicable generally to the Company’s other C-level employees of no greater than 10% reduction); (b) a material diminution in Ms. Mehta-Krantz’s job duties, responsibilities, authorities or title, including, but not limited to, her not being the Chief Financial Officer of the Company (or ultimate parent company of the entity succeeding to the Company’s business following a change in control); or (c) the Company requires Ms. Mehta-Krantz to relocate from her current residence in Scarsdale, New York. In order to resign for Good Reason, Ms. Mehta-Krantz must provide written notice to our board of directors within sixty (60) days after the first occurrence of the event giving rise to Good Reason setting forth the basis for her resignation, allow the Company at least thirty (30) days from receipt of such written notice to cure such event, if curable, and if such event is not reasonably cured within such period, Ms. Mehta-Krantz must resign no later than sixty (60) days after the expiration of the cure period.
KPI Arrangement with Ms. Mehta-Krantz
On November 29, 2023, the compensation committee approved a KPI arrangement with Ms. Mehta-Krantz, under which for each fiscal year of the Company, commencing with the Company’s 2024 fiscal year, Ms. Mehta-Krantz will be eligible to receive an award of fully vested RSUs with a value ranging from $550,000 to $730,000 (such amount within that range as determined by the board (or a committee thereof) in its or their sole and absolute discretion) if certain KPIs for the applicable fiscal year, which will be agreed upon in writing by the board (or committee thereof) and Ms. Mehta-Krantz as soon as practicable after the start of each calendar year, but no later than the end of the first quarter of such year, or in the absence of written agreement, determined by the board in its sole discretion, have been satisfied, as determined by the board (or a committee thereof) in its sole discretion, subject to Ms. Mehta-Krantz’s continuous service to the Company through the grant date of such award. The number of RSUs granted with respect to each such award will be equal to the target RSU value earned for the applicable fiscal year divided by the Average VWAP for the 90 trading days preceding the grant date.
Austin “AJ” Balance
Balance Employment Arrangement
In November 2021, we entered into an offer letter with Mr. Balance, (the “Balance Offer Letter”), which governs the current terms of his employment as our Chief Product Officer. Mr. Balance’s employment is at will and may be terminated at any time, with or without cause. The Balance Offer Letter provides for an annual base salary of $375,000 per year and eligibility to participate in Grindr’s benefit programs. The Balance Offer Letter also provides for a $25,000 sign-on bonus, which was paid in 2022. Effective December 1, 2023, Mr. Balance’s annual base salary was increased to $410,000 per year.
Mr. Balance is also eligible to receive an annual bonus with a target amount equal to 55% of Mr. Balance’s annual base salary, based upon the level of achievement of performance objectives and goals established annually by the Company’s board of directors or the compensation committee thereof. In 2023, and any other fiscal year where Mr. Balance’s annual base salary is increased or decreased, his annual target bonus opportunity will be prorated to reflect the increase or decrease in his annual base salary.
KPI Arrangement with Mr. Balance
On November 29, 2023, the compensation committee approved a KPI arrangement with Mr. Balance, under which for each fiscal year of the Company, commencing with the Company’s 2024 fiscal year, Mr. Balance will be eligible to receive an award of fully vested RSUs with a value ranging from $125,000 to $165,000 for fiscal year 2024 and from $350,000 to $465,000 for fiscal year 2025 and subsequent fiscal years (such amount within the applicable range as determined by the board (or a committee thereof) in its or their sole and absolute discretion) if certain KPIs for the applicable fiscal year, which will be agreed upon in writing by the board (or committee thereof) and Mr. Balance as soon as practicable after the start of each calendar year, but no later than the end of the first quarter of such year, or in the absence of written agreement, determined by the Board in its sole discretion, have been satisfied, as determined by the board (or a committee thereof) in its sole discretion, subject to Mr. Balance’s continuous service to the Company through the grant date of such award. The number of RSUs granted with respect to each award will be equal to the target RSU value earned for the applicable fiscal year divided by the Average VWAP for the 90 trading days preceding the grant date.
Executive Compensation
Our policies with respect to the compensation of our executive officers are administered by the board of directors in consultation with the compensation committee. The compensation policies we follow are designed to provide for compensation that is sufficient to attract, motivate and retain executives and to establish an appropriate relationship between executive compensation and the creation of shareholder value. In addition to the guidance provided by the compensation committee, the board of directors may utilize the services of third parties from time to time in connection with the recruiting, hiring and determination of compensation awarded to executive employees.
Incentive Compensation Recoupment Policy
In November 2023, the compensation committee adopted our Incentive Compensation Recoupment Policy, designed to comply with Rule 10D-1 of the Exchange Act and NYSE listing standards. The policy provides that, in the event we are required to prepare an accounting restatement, we will be required to recover incentive-based compensation received by any current or former executive officer based wholly or in part upon the attainment of a financial reporting measure that was erroneously awarded during the period of time specified in the policy.
Hedging Policy
See “Item 10. Directors, Executive Officers and Corporate Governance — Hedging Policy”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2023. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	7,716,122	(2)	$4.71	(3)	7,077,834
Equity compensation plans not approved by stockholders (4)	—		—		—
Total	7,716,122				7,077,834
(1)Includes the Grindr Inc. 2023 Equity Incentive Plan and the Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan. For further detail on our equity compensation plans, please see Note 16 “Stock-Based Compensation” to the financial statements included in the 2023 Form 10-K.
(2)Includes 5,947,487 shares subject to outstanding RSUs.
(3)The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.
(4)We do not have equity compensation plans not approved by our stockholders.

Beneficial Ownership of Common Stock
The following table sets forth the beneficial ownership of common stock as of April 1, 2024, by:
•each person who is the beneficial owner of more than 5% of common stock;
•each person who is a named executive officer or director of the Company; and
•all executive officers and directors of the Company, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they or it possesses sole or shared voting or investment power over that security or the right to acquire such power within 60 days of April 1, 2024.
There were 175,383,821 shares of common stock issued and outstanding as of April 1, 2024. Common stock issuable upon exercise of warrants or options currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof. Unless otherwise indicated, we believe that all persons named below have sole voting and investment power with respect to the voting securities indicated in the table below and the corresponding footnotes as being beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percentage of Shares of Common Stock
5% Holders
The 1997 Gearon Family Trust(2)	15,468,109	8.8%
Ashish Gupta(3)	14,084,055	7.8%
Jeremy Leonard Brest(4)(5)(6)	13,012,357	7.3%
Directors and Executive Officers
George Arison(7)	752,716	*
Vandana Mehta-Krantz	103,385	*
Austin “AJ” Balance	236,746	*
Raymond Zage, III(6)(8)(9)	95,080,908	49.6%
James Fu Bin Lu(10)	40,077,891	22.7%
J. Michael Gearon, Jr.(11)	15,486,796	8.8%
Daniel Brooks Baer	12,081	*
Meghan Stabler	13,623	*
Gary I. Horowitz	13,623	*
Maggie Lower	11,633	*
Nathan Richardson	16,531	*
All current Company directors and executive officers as a group (twelve individuals)	151,839,680	78.3%
(1)Unless otherwise noted, the business address of each of those listed in the table above is c/o Grindr Inc., 750 N. San Vicente Blvd Ste RE 1400, West Hollywood, CA 90069.
(2)Consists of (i) 14,948,334 shares of common stock held by 28th Street Ventures, LLC, a Georgia limited liability company (“28th Street”), and (ii) 519,775 shares of common stock issuable upon the exercise of warrants held by 28th Street. Mr. Gearon and The 1997 Gearon Family Trust, by virtue of each of their 50% beneficial ownership of 28th Street, may be deemed to beneficially own the securities owned by 28th Street. Mr. Gearon and The 1997 Trust each have shared voting power and shared dispositive power over all of the shares of common stock. Mr. Gearon and The 1997 Gearon Family Trust disclaim any beneficial ownership of the securities held by 28th Street, respectively, other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address for 28th Street, Mr. Gearon and The 1997 Gearon Family Trust is 3350 Riverwood Parkway, Suite 425, Atlanta, GA 30339.
(3)Consists of (i) 9,184,168 shares of common stock and (ii) 4,899,887 shares of common stock issuable upon the exercise of warrants held by Mr. Gupta. Mr. Gupta has pledged 7,474,168 shares of common stock and 259,887 warrants exercisable into shares of common stock to certain lenders in connection with a financing arrangement. The business address for Mr. Gupta is Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore 049315.
(4)Consists of (i) 10,194,093 shares of common stock and (ii) 354,464 warrants exercisable into shares of common stock, all of which have been pledged to certain lenders in connection with a financing arrangement, and (iii) 663,480 shares of common stock and (iv) warrants exercisable into 1,800,320 shares of common stock, all of which are subject to the Participation Agreement described in Note (6) below. Mr. Brest’s beneficial ownership does not include the 1,009,633 shares of common stock that may be issued upon the exercise of call options issued by Longview Grindr Holdings Ltd. and held by Mr. Brest. See Note (5) below. The business address for Mr. Brest is 20A Cluny Park, Singapore 259634.

(5)On March 16, 2024 and April 1, 2024, Longview Grindr Holdings Limited, which is controlled by Mr. Lu, issued a total of five call options to Mr. Brest (the “Brest Call Options”) that are exercisable into an aggregate of 1,009,633 shares of common stock, which shares may be adjusted subject to certain events. As of April 29, 2024, Mr. Brest cannot exercise any of the Brest Call Options as their exercise is subject to certain material contingencies outside his control.
(6)Mr. Brest and Tiga Investments, which is controlled by Mr. Zage (a member of our board of directors), entered into a Participation Agreement on September 15, 2023, pursuant to which, Tiga Investments granted certain participation rights over 663,480 shares of common stock and warrants exercisable into 1,800,320 shares of common stock (collectively, the “Participation Assets”) to Mr. Brest. By virtue of the granted participation, among other things, Tiga Investments retained the legal title to the Participation Assets but agreed to consult with and act in accordance with Mr. Brest’s instructions in taking or refraining from taking any material action (excluding administrative matters) to and in relation to the voting and other ancillary rights of and attributable to the Participation Assets. In addition, Tiga Investments must, upon request, take all commercially reasonable steps necessary to arrange for the participation to be converted into a direct interest in the Participation Assets, subject to the certain availability conditions as disclosed in the Participation Agreement. This description of the Participation Agreement is qualified in its entirety by the terms of the Participation Agreement, which is attached an exhibit to the Schedule 13D/A filed by Mr. Zage on September 26, 2023. Since Tiga Investments and Mr. Brest may be deemed to have the shared right to exercise voting and investment power over the Participation Assets, Mr. Brest’s and Mr. Zage’s reported beneficial ownership includes the Participation Assets.
(7)Consists of (i) 377,716 shares of common stock and (ii) 375,000 shares of common stock subject to unvested restricted stock units that vest on or before May 31, 2024.
(8)Consists of (i) 72,006,333 shares of common stock held by Tiga SVH Investments Limited, a Cayman Islands company (“Tiga SVH”), (ii) 935,953 shares of common stock held by Tiga Investments Pte. Ltd., a Singapore company (“Tiga Investments”), (iii) 2,503,672 shares of common stock issuable upon the exercise of warrants held by Tiga SVH, (iv) 5,714,950 shares of common stock held by Mr. Zage, and (v) 13,920,000 shares of common stock issuable upon the exercise of warrants held by Mr. Zage. Mr. Zage’s beneficial ownership includes 663,480 shares of common stock and 1,800,320 warrants exercisable into shares of common stock held by Tiga Investments for which certain participation rights have been granted to Mr. Brest and for which Mr. Zage and Mr. Brest share power to vote or direct the vote of such securities. See Note (6) above. Tiga SVH is 100% owned by Tiga Investments, which is in turn 100% owned by Mr. Zage. Tiga Investments and Mr. Zage may be deemed to have the right to exercise voting and investment power over the shares held by Tiga SVH. Tiga Investments and Mr. Zage each disclaim any beneficial ownership of the securities held by Tiga SVH, respectively, other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Tiga SVH has pledged 72,006,333 shares of common stock and warrants exercisable for 2,503,762 shares of common stock to certain lenders in connection with a financing arrangement. The business address for Mr. Zage, Tiga SVH and Tiga Investments is Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore 049315.
(9)On March 16, 2024 and April 1, 2024, Longview Grindr Holdings Limited, which is controlled by Mr. Lu issued a total of five call options to Big Timber Holdings, LLC, which is controlled by Mr. Zage, (the “Big Timber Options”) that are exercisable into an aggregate of 1,009,637 shares of common stock, which shares may be adjusted subject to certain events. As of April 29, 2024, Big Timber Holdings, LLC cannot exercise any of the Big Timber Call Options as their exercise is subject to certain material contingencies outside its control.
(10)Consists of (i) 38,723,080 shares of common stock held by Longview Capital SVH LLC, a Washington limited liability company (“Longview SVH”), (ii) 1,336,124 shares of common stock issuable upon the exercise of warrants held by Longview SVH, and (iii) 18,687 shares of common stock held by Mr. Lu. Mr. Lu’s beneficial ownership includes the 1,100,365 shares of common stock that may be issued upon exchange of three exchangeable notes (the “Exchangeable Notes”) issued by Longview Grindr Holdings Ltd. See Note (7) above. Longview SVH is 100% owned by Longview Grindr Holdings Limited, a British Virgin Islands company (“Longview Grindr”), which in turn is 100% owned by Longview Capital Holdings LLC (“Longview”), which is 100% owned by Mr. Lu. Mr. Lu, Longview Grindr and Longview may be deemed to have the right to exercise voting and investment power over the shares held by Longview SVH. Mr. Lu, Longview Grindr and Longview each disclaim any beneficial ownership of the securities held by Longview SVH, respectively, other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Longview SVH has pledged 38,425,923 shares of common stock and 1,336,124 warrants exercisable into shares of common stock to certain lenders in connection with a financing arrangement. The business address for Mr. Lu, Longview SVH, Longview Grindr and Longview is 428 East Street Ste E, Grinnell, IA 50112.
(11)Consists of (i) 14,948,334 shares of common stock held by 28th Street, (ii) 519,775 shares of common stock issuable upon the exercise of warrants held by 28th Street, (iii) 14,542 shares of common stock held by Mr. Gearon, and (iv) 4,145 shares of common stock issuable upon the settlement of RSUs. Mr. Gearon and The 1997 Gearon Family Trust, by virtue of each of their 50% beneficial ownership of 28th Street, may be deemed to have the right to exercise voting and investment power over the securities held by 28th Street. Mr. Gearon and The 1997 Gearon Family Trust disclaim any beneficial ownership of the securities held by 28th Street, respectively, other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address for 28th Street, Mr. Gearon and The 1997 Gearon Family Trust is 3350 Riverwood Parkway, Suite 425, Atlanta, GA 30339.
As discussed above, each of the following individuals and entities (the “Pledging Entities”) has pledged the following number of shares of common stock and warrants (the “Pledged Securities”) to certain lenders in connection with a certain financing arrangement: (i) Mr. Gupta, 7,474,168 shares of common stock and 259,887 warrants; (ii) Mr. Brest, 10,194,093 shares of common stock and 354,464 warrants; (iii) Tiga SVH, 72,006,333 shares of common stock and 2,503,762 warrants and (iv) Longview SVH 38,425,923 shares of common stock and 1,336,124 warrants. If the Pledging Entities or other parties to the financing arrangement breach certain covenants or obligations in the financing arrangement, an event of default or maturity of the loans could result and the lenders could exercise their right to accelerate all of the debt under the financing arrangement and foreclose on the Pledged Securities. In addition, the lenders could seek to sell all or a portion of the Pledged Securities or otherwise dispose of such interests. Because the Pledging Entities collectively own a majority of the combined voting power of our common stock, the occurrence of an event of default or foreclosure, and a subsequent sale of all, or substantially all of the Pledged Securities could result in a change of control of the Company, even when such a change may not be in the best interests of our stockholders.
For a discussion of our policy on the pledging of our common stock by directors, executive officers and other parties, please see “Item 10. Directors, Executive Officers and Corporate Governance — Hedging Policy”.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at December 31, 2022 and 2023, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in “Item 11. Executive Compensation.” And “Item 11. Executive Compensation — Director Compensation”. We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.
Tiga Related Transactions and Agreements
Tiga entered into an Administrative Services Agreement pursuant to which Tiga paid Tiga Sponsor LLC, a Delaware limited liability company (the “Sponsor”) up to $10,000 per month for office space, secretarial, and administrative support services. Upon completion of the Business Combination, Tiga ceased paying any of these monthly fees. During 2022, Tiga incurred and paid fees payable to Sponsor in the amount of $238,387 for such services. The Sponsor was entitled to be reimbursed for any out-of-pocket expenses.
Sponsor, Tiga’s officers and directors, or any of their respective affiliates, were reimbursed for any out-of-pocket expenses incurred in connection with activities on Tiga’s behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. During 2022, Sponsor and its respective affiliates were reimbursed in the amount of $42,516.
On March 16, 2022, Sponsor agreed to loan Tiga up to $2,000,000 under an unsecured promissory note to be used for the payment of working capital expenses, including expenses incurred in connection with the Business Combination. On January 25, 2022, the Sponsor had advanced the sum of $750,000 to Tiga on account of such promissory note. The note was non-interest bearing and no interest was paid on amounts outstanding. The note was fully repaid on November 17, 2022.
Amended and Restated Forward Purchase Agreement
Pursuant to the Second Amended and Restated Forward Purchase Agreement entered into as of May 9, 2022, by and between Tiga and the Sponsor (the “A&R Forward Purchase Agreement”), certain investors, including the Sponsor and its affiliates, purchased an aggregate of 10,000,000 shares of our common stock, consisting of the 5,000,0000 shares of common stock (“forward purchase shares”) and the 5,000,000 shares of subscribed common stock (the “backstop shares”), plus 2,500,000 warrants purchased, on a private placement basis (the “Forward Purchase Warrants”) and 2,500,000 subscribed warrants (the “Backstop Warrants”) for an aggregate purchase price of $100,000,000, or $10.00 per share, in a private placement that closed prior to the closing of the Business Combination. The Forward Purchase Warrants and Backstop Warrants have the same terms as the 13,800,000 warrants included as a component of the Tiga units sold in the Tiga initial public offering, each of which is exercisable, at an exercise price of $11.50, for one share of our common stock (the “Public Warrants”). On November 10, 2022, San Vicente Parent LLC (“SV Parent”) entered into that certain Joinder and Assignment Agreement to A&R Forward Purchase Agreement with Tiga and the Sponsor, which among other things, provided that the Sponsor transfer and assign of all of its rights and obligations under the A&R Forward Purchase Agreement to SV Parent. SV Parent satisfied its obligations under the A&R Forward Purchase Agreement prior to the SV Consolidation (as defined below) and the closing of the Business Combination. Prior to the closing of the Business Combination and in connection with SV Consolidation, but after SV Parent satisfied in full its funding obligations under the A&R Forward Purchase Agreement to Tiga, SV Parent merged with and into Legacy Grindr. In consideration for Legacy Grindr’s assumption of SV Parent’s rights to receive the securities issuable by Tiga under the A&R Forward Purchase Agreement, Legacy Grindr issued 7,127,896 Legacy Grindr Series X Ordinary Units to San Vicente Holdings (Cayman) Limited (“SV Cayman”) and entered into that certain warrant agreement dated November 16, 2022 with SV Cayman, pursuant to which, upon the terms and subject to the conditions set forth therein, SV Cayman was entitled to purchase 3,563,948 Series X Ordinary Units of Legacy Grindr at a purchase price of $16.13 per share (the “FPA Warrants”). Such warrants and the Legacy Grindr Series X Ordinary Units were ultimately exchanged at the closing of the Business Combination for 10,000,000 shares of our common stock and 5,000,000 FPA Warrants in accordance with the terms of the Merger Agreement.
Amended and Restated Registration Rights Agreement
Under the Merger Agreement, Legacy Grindr, Sponsor, the independent directors of Tiga and certain significant unitholders of Legacy Grindr entered into that certain Amended and Restated Registration Rights Agreement (the “A&R

Registration Rights Agreement”) entered into at the closing of the Business Combination, pursuant to which the parties agreed to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, certain shares of our common stock and other equity securities of that are held by the parties thereto from time to time. The A&R Registration Rights Agreement amends and restates the registration rights agreement that was entered into by Tiga, the Sponsor and other holders of Tiga’s securities party thereto in connection with the initial public offering.
Transaction Support Agreement
On May 9, 2022, in connection with the execution of the Merger Agreement, Legacy Grindr, Tiga, Tiga Merger Sub, the Sponsor, and the independent directors of Tiga entered into a transaction support agreement (the “Transaction Support Agreement”). Pursuant to the terms of the Transaction Support Agreement, the Sponsor and the independent directors of Tiga agreed to, among other things: (i) vote or cause their shares to vote in favor of the Business Combination, (ii) subject to certain exceptions, not transfer, sell, pledge, encumber, assign, grant an option with respect to, hedge, swap, convert or otherwise dispose of their Tiga Class A ordinary shares, Tiga Class B ordinary shares or Tiga Warrants (including the Tiga Class A ordinary shares issuable upon exercise thereof) held by the Sponsor until the earlier of the closing of the Business Combination or the valid termination of the Merger Agreement, (iii) not, directly or indirectly, solicit, initiate, continue or engage in alternative business combination proposals and (iv) waive applicable anti-dilution protections in Tiga’s memorandum and articles of association with respect to the conversion of the Tiga Class B ordinary shares held by Sponsor upon consummation of the Business Combination.
Unitholder Support Agreement
On May 9, 2022, in connection with the execution of the Merger Agreement, Tiga entered into a support agreement (the “Unitholder Support Agreement”) with Grindr and certain unitholders of Grindr (the “Requisite Unitholders”). Pursuant to the Unitholder Support Agreement, the Requisite Unitholders agreed to, among other things, vote to adopt and approve the Merger Agreement, the Mergers and any other matters necessary or reasonably requested by Tiga for the consummation of the Mergers, in each case, subject to the terms and conditions of the Unitholder Support Agreement.
Legacy Grindr’s Transactions and Agreements
Business Combination Success Fee
Pursuant to the terms of an agreement, dated as of April 15, 2022, as amended, between Legacy Grindr and Groove Coverage Limited (“Groove”), which is 50.0%-owned by Mr. Lu, the Chairman of Legacy Grindr and Chairperson of the Company, for providing consulting and advisory services for the Business Combination, Legacy Grindr’s successful consummation of the Business Combination resulted in Legacy Grindr paying Groove $1,500,000.
Catapult Share Purchase and Promissory Note
On April 27, 2021, Catapult GP II LLC, a Delaware limited liability company (“Catapult GP II”) purchased 5,387,194 common units of Legacy Grindr for $30,000,000 (the “Share Purchase”). In connection with the Share Purchase, Catapult GP II issued a $30,000,000 full recourse promissory note to Legacy Grindr (the “Note”), which was secured with a continuing first priority lien and security interest in favor of Legacy Grindr over the Share Purchase units. The Note, as a debt obligation of Catapult GP II, is unconditionally and personally guaranteed by Jeffrey C. Bonforte, who was the former Chief Executive Officer of Legacy Grindr from June 2020 to October 2022, and Gary C. Hsueh, who was the former Chief Financial Officer of Legacy Grindr from June 2020 to September 2022. Mr. Bonforte (30% ownership interest in Catapult GP II) is a member of Catapult GP II. Mr. Hsueh (30% ownership interest in Catapult GP II) is the manager of Catapult GP II. Catapult GP II is a security holder of the Company (2.2% ownership interest). The Note accrued simple interest at 10% per year. As of December 31, 2022, the total outstanding amount on the Note, including interest, was $19,071,000. Prior to the Closing, Catapult GP II partially settled the Note with a cash payment of $12.0 million, and subsequently paid the total outstanding amount on the Note with multiple cash payments throughout the first quarter of 2023 totaling $19,352,306.
Cost Sharing Agreement
Legacy Grindr entered into a cost sharing agreement, dated December 6, 2021 (the “Cost Sharing Agreement”), whereby Legacy Grindr agreed to reimburse San Vicente Holdings LLC (“SVH”), an entity which, prior to its liquidation and distribution of its holdings to its ultimate beneficiaries, was a greater than 5% beneficial owner, an affiliate of Legacy Grindr and its subsidiaries, and indirect and direct parent of certain affiliates of Legacy Grindr, certain administrative, regulatory, accounting, auditing, directors, insurance, and other ordinary course of business fees and expenses of SVH, as partial consideration for the managerial oversight and investor advisory services provided by SVH. Mr. Zage, the former Chief Executive Officer and Chairman of Tiga, owner of greater than 5% of Legacy Grindr and the Company’s outstanding securities, and director of the Company, previously owned greater than 5% of SVH’s economic, non-voting outstanding securities through his indirect ownership interest in Tiga SVH, a former unitholder of SVH. Tiga Investments Pte. Ltd., a Singapore company (“Tiga Investments”) is the sole shareholder of Tiga SVH (as defined below). Mr. Zage is the sole shareholder of Tiga Investments and indirectly owns 49.8% of the Company. Ashish Gupta previously indirectly owned greater than 5% of SVH’s outstanding securities and beneficially owns 7.9% of the Company. Mr. Gearon, owner of greater than 5% of Legacy Grindr and the Company’s outstanding securities, director of Legacy Grindr and the Company, previously owned greater than 5% of SVH’s outstanding securities through his ownership of 28th Street Ventures, LLC, a Georgia limited liability company (“28th Street”), a former unitholder of SVH. Mr. Gearon and The 1997 Gearon Family Trust are the controlling equityholders of 28th Street and indirectly own 8.9% of Grindr. Mr. Lu, the former President and Secretary of SVH, Chairperson of Legacy Grindr and the Company, and owner of greater than 5% of Legacy Grindr and the Company’s outstanding securities, previously owned greater than 5% of SVH’s outstanding securities through his indirect ownership of Longview Capital SVH LLC (“Longview SVH”), a former unitholder of SVH. Longview Grindr Holdings Limited, a British Virgin Islands company (“Longview Grindr”) is the sole member of Longview SVH. Longview Capital Holdings LLC, a Washington limited liability company (“Longview”) is the sole member of Longview Grindr. Mr. Lu is the sole member of Longview and indirectly owns 22.9% of Grindr.
Advisor Service Fees
In June 2020, Legacy Grindr entered into a board advisor agreement with Mr. Zage (the “Board Advisor Agreement”), and agreed to pay Mr. Zage a total of $350,000 per year, as well as certain out-of-pocket expenses, for Mr. Zage’s services as a board advisor, until the termination of the agreement by either party. The Board Advisor Agreement was terminated on November 18, 2022, in connection with the Business Combination.
Purchase Rights and Contribution in SVEJV
In June 2020, Legacy Grindr entered into a purchase rights agreement, as amended with SVH, San Vicente Group Holdings LLC, a Delaware limited liability company (“SV Group Holdings”), and Catapult Capital LLC (“Catapult Capital”), whereby Legacy Grindr granted Catapult Capital the right to purchase up to $30.0 million worth of shares of Legacy Grindr (the “Catapult Capital Rights”). Separately, in June 2020, San Vicente Group TopCo LLC, a Delaware limited liability company (“SV Group TopCo”) and an indirect wholly-owned subsidiary of SVH, contributed 6,079,026 membership interests of SV Group Holdings, a former greater than 5% beneficial owner of Legacy Grindr and indirect subsidiary of SVH, held by SV Group Topco to San Vicente Equity JV LLC, a Delaware limited liability company (“SVEJV”), an indirect subsidiary of SVH (SVH indirectly owned 100.0% of the ordinary units of SVEJV, which liquidated prior to the Business Combination, and 16.7% of the fully diluted capital of SVEJV), former unitholder of SV Group Holdings, which liquidated prior to the Business Combination (6.0% ownership interest of SV Group Holdings), and former affiliate of Legacy Grindr. SVEJV concurrently issued 5,065,855 Series P Units of SVEJV to Catapult Goliath LLC (“Catapult Goliath”), a former affiliate of SVH and Legacy Grindr. The Series P Units were granted to Catapult Goliath and each of the grantee beneficiaries in exchange for providing service to Legacy Grindr under a restricted unit agreement and a consulting agreement, as amended, through December 31, 2023. Prior to the Business Combination, SVEJV liquidated and distributed its holdings its ultimate beneficiaries, including members of Catapult Goliath.
Catapult Goliath is managed by Mr. Hsueh, who was the former Chief Financial Officer of Legacy Grindr from June 2020 to September 2022 (20% ownership interest in Catapult Goliath) Mr. Bonforte, who was the former Chief Executive Officer of Legacy Grindr from June 2020 to October 2022, Rick Marini, who was the former Chief Operating Officer of Legacy Grindr from June 2020 to October 2022, and Mr. Yagan, a director of Legacy Grindr, are members of Catapult Goliath (each hold a 20% ownership interest in Catapult Goliath). Each of Messrs. Bonforte, Hsueh, Marini, and Yagan are grantee beneficiaries of Catapult Goliath.
SV Consolidation
Prior to its liquidation, SVH directly and indirectly held units of Legacy Grindr through various wholly owned or partially owned subsidiaries. In November 2022, prior to the closing of the Business Combination, SVEJV was liquidated and SV Group Holdings, SV Group Topco, San Vicente Acquisition LLC, a Delaware limited liability company, SV Parent, SV Cayman, San Vicente Offshore Holdings (Cayman) Limited and San Vicente Investments II, Inc. (the “San Vicente Entities”) merged with and into Legacy Grindr, with Legacy Grindr being the surviving entity, resulting in SV Investments and Catapult Goliath as direct equity holders in Legacy Grindr (the “SV Consolidation”). The SV Consolidation began one day following the extraordinary general meeting and was completed within approximately six days.

Indemnification Agreements
Our corporate governance documents provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law, subject to certain exceptions contained in our restated certificate of incorporation. We have also entered into indemnification agreements with certain officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements they may be required to pay in actions or proceedings which they are or may be made a party by reason of their position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our bylaws.
Related-Person Transactions Policy
Our audit committee has adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, oversight and disclosure, if necessary, of related-person transactions. For purposes of the policy, a related-person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are, were, or will be participants, and in which any related-person had, has, or will have a direct or indirect material interest, and the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant, or director will not be considered related-person transactions under this policy.
Under the policy, a related-person is, at any time since the beginning of our last fiscal year, a director or executive officer or a nominee to become a director, or a security holder known by us to beneficially own more than 5% of any class of our voting securities (a “significant stockholder”), including any of their immediate family members and affiliates, including entities controlled by such persons or such person has a 5% or greater beneficial ownership interest.
Each director and executive officer shall identify, and we shall request each significant stockholder to identify, any related-person transaction involving such director, executive officer or significant stockholder or their immediate family members and affiliates, inform, and obtain approval from our audit committee pursuant to in accordance with the policy before such related-person may engage in the transaction.
In considering related-person transactions, our audit committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:
•the risk, cost and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director, or an entity with which a director is affiliated;
•the terms of the transaction;
•the terms available to or from, as the case may be, unrelated third parties or to or from employees generally; and
•the availability of other sources for comparable services or products.
Our audit committee shall approve only those related-party transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests and our stockholders, as our audit committee determines in the good faith exercise of its discretion.
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance and Board Structure” and “— Director Independence.”

Item 14. Principal Accounting Fees and Services
Principal Independent Auditor Fees
The following tables set forth the aggregate fees for professional audit services and other services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2023 and 2022 (including Legacy Grindr, in the case of EY) and by WithumSmith+Brown, PC (“Withum”) for the fiscal years ended December 31, 2023 and 2022, respectively.
EY

	Fiscal Year Ended
(in thousands)	2023	2022
Audit Fees (1)(2)	$2,751	$5,573
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,751	$5,573
(1)Audit Fees in 2023 consisted of fees for audit services primarily related to the audit of the annual consolidated financial statements; the review of the quarterly consolidated financial statements; consents and assistance with and review of other documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board.
(2)Audit Fees in 2022 consisted of fees for audit services primarily related to the audit of the annual consolidated financial statements; the reviews of the quarterly consolidated financial statements; the reviews of SEC Form S-4 in connection with the Business Combination; the reviews of SEC Forms S-1; consents and assistance with and review of other documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board.
Withum

	Fiscal Year Ended
(in thousands)	2023	2022
Audit Fees (1)	$—	$191
Audit-related Fees	—	—
Tax Fees	—	4
All Other Fees	—	—
Total Fees	$—	$195
(1)Audit Fees for 2022 also include $10,920 of fees incurred in connection with providing consents after the consummation of the Business Combination.
Auditor Independence
In the year ended December 31, 2023, there were no other professional services provided by EY that would have required our audit committee to consider their compatibility with maintaining the independence of EY.
Audit Committee Pre-Approval Policies and Procedures
The audit committee is responsible for appointing, setting compensation, and overseeing the work of EY as our independent registered public accounting firm. The audit committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm.
On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee reviews these requests and scope of services and through discussions with EY and management, advises management if the audit committee approves the engagement of EY. The audit committee authorizes its chair to pre-approve all non-audit services on behalf of the audit committee during periods between regularly scheduled meetings, subject to ratification by the audit committee. On a periodic basis, management or EY reports to the audit committee regarding the actual spending for such projects and services compared to the approved amounts. The services performed by EY may include audit services, audit-related services, tax services, and, in limited circumstances, other services.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
1.Financial Statements
The financial statements included in Part II, Item 8 of the 2023 10-K are filed as part of this Amendment.
2.Financial Statement Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes to the financial statements.

3.Exhibits
     The exhibits filed as part of this Amendment are listed in Item 15(b).
(b)    Exhibits.
     The following exhibits are filed as part of this Amendment:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
2.1†**	Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub LLC and Grindr Group LLC, dated May 9, 2022.	Form 8-K	001-39714	2.1	November 23, 2022
2.2**	First Amendment to the Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub II LLC and Grindr Group LLC, dated October 5, 2022.	Form 8-K	001-39714	2.2	November 23, 2022
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
4.1**	Specimen Common Stock Certificate of Grindr Inc.	Form 8-K	001-39714	4.1	November 23, 2022
4.2**	Specimen Warrant Certificate of Grindr Inc.	Form 8-K	001-39714	4.2	November 23, 2022
4.3**	Warrant Agreement between Tiga Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent, dated November 23, 2020.	Form 8-K	001-39714	4.3	November 23, 2022
4.4**	Certificate of Corporate Domestication of Tiga Acquisition Corp., dated November 17, 2022.	Form 8-K	001-39714	4.4	November 23, 2022
4.5**	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.	Form 10-K	001-39714	4.5	March 17, 2023
10.1**	Amended and Restated Registration Rights Agreement by and among Grindr Inc., Tiga Sponsor LLC and certain existing and new stockholders of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	10.1	November 23, 2022

10.2**	Form of Indemnification Agreement of Grindr Inc.	Form 8-K	001-39714	10.2	November 23, 2022
10.3**#	Grindr Inc. 2022 Equity Incentive Plan and forms of award agreement thereunder.	Form 8-K	001-39714	10.3	November 23, 2022
10.4**	Convertible Promissory Note, between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated as of March 16, 2022.	Form 8-K	001-39714	10.4	November 23, 2022
10.5**	Payoff Letter between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated March 16, 2022.	Form 8-K	001-39714	10.5	November 23, 2022
10.6**	Amended and Restated Forward Purchase Agreement, between Tiga Acquisition Corp. and Tiga Sponsor LLC, dated May 9, 2022.	Form 8-K	001-39714	10.6	November 23, 2022
10.7**	Joinder and Assignment Agreement to Amended and Restated Forward Purchase Agreement by and among San Vicente Parent LLC, Tiga Acquisition Corp., and Tiga Sponsor LLC, dated November 10, 2022.	Form 8-K	001-39714	10.7	November 23, 2022
10.8**	First Amendment to the Warrant Agreement between Tiga Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent, dated November 17, 2022.	Form 8-K	001-39714	10.8	November 23, 2022
10.9††**	Credit Agreement, dated as of June 10, 2020, among San Vicente Gap LLC, San Vicente Capital LLC, Fortress Credit Corp., and the other parties thereto, as amended on February 25, 2021.	Form S-4/A	333-264902	10.9	October 31, 2022
10.10**	Amendment No. 1 to the Credit Agreement, dated as of February 25, 2021, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-4/A	333-264902	10.10	October 31, 2022
10.11**	Amendment No. 2 to the Credit Agreement, dated as of June 13, 2022, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-4/A	333-264902	10.11	October 31, 2022
10.12**	Amendment No. 3 to the Credit Agreement, dated as of November 14, 2022, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp. and the other parties thereto.	Form S-1	333-268782	10.12	December 13, 2022
10.13**	Amendment No. 4 to the Credit Agreement, dated as of May 12, 2023, among Grindr Gap LLC, Grindr Capital LLC, Fortress Credit Corp., Grindr Inc., Grindr Group LLC and the other parties thereto.	Form 8-K	001-39714	10.1	May 17, 2023
10.14**	Credit Agreement, among Grindr Capital LLC, Grindr Inc., the other parent guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank, dated as of November 28, 2023.	Form 8-K	001-39714	10.1	November 29, 2023

10.15**#	Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan and forms of award agreement thereunder.	Form S-1/A	333-268782	10.13	February 9, 2023
10.16**#	Offer Letter by and between Grindr Group LLC and Maggie Lower, dated April 25, 2022.	Form 10-K	001-39714	10.14	March 17, 2023
10.17**#	Offer Letter by and between Grindr Group LLC and G. Raymond Zage, III, dated November 15, 2022.	Form 10-K	001-39714	10.15	March 17, 2023
10.18**#	Offer Letter by and between Grindr Group LLC and J. Michael Gearon, Jr., dated November 15, 2022.	Form 10-K	001-39714	10.16	March 17, 2023
10.19**#	Offer Letter by and between Grindr Group LLC and James Fu Bin Lu, dated November 15, 2022.	Form 10-K	001-39714	10.17	March 17, 2023
10.20**#	Offer Letter by and between Grindr Group LLC and Nathan Richardson, dated April 24, 2022.	Form 10-K	001-39714	10.18	March 17, 2023
10.21**#	Offer Letter by and between Grindr Group LLC and Daniel Brooks Baer, dated April 26, 2022.	Form 10-K	001-39714	10.19	March 17, 2023
10.22**#	Offer Letter by and between Grindr Group LLC and Meghan Stabler, dated April 25, 2022.	Form 10-K	001-39714	10.20	March 17, 2023
10.23**#	Offer Letter by and between Grindr Group LLC and Gary Horowitz, dated April 26, 2022.	Form 10-K	001-39714	10.21	March 17, 2023
10.24**#	Employment Agreement by and between Grindr LLC and George Arison, dated April 27, 2022.	Form 10-K	001-39714	10.23	March 17, 2023
10.25**#	Employment Agreement by and between Grindr LLC and Vandana Mehta-Krantz, dated August 26, 2022.	Form 10-K	001-39714	10.22	March 17, 2023
10.26**#	Employment Agreement by and between Grindr LLC and Kye Chen, dated March 27, 2023.	Form 10-K	001-39714	10.26	March 11, 2024
10.27**#	Amended Employment Agreement by and between Grindr Inc. and Vandana Mehta-Krantz, dated November 29, 2023.	Form 10-K	001-39714	10.27	March 11, 2024
21.1*	List of Subsidiaries.
23.1**	Consent of Ernst & Young LLP, independent registered public accounting firm.	Form 10-K	001-39714	23.1	March 11, 2024
24.1**	Power of Attorney (included on signature page).	Form 10-K	001-39714	24.1	March 11, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-39714	32.1	March 11, 2024
97.1**	Incentive Compensation Recoupment Policy	Form 10-K	001-39714	32.1	March 11, 2024
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Previously filed.
***    Previously furnished and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Amendment), irrespective of any general incorporation language contained in such filing.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on April 29, 2024.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer)