Form 10-Q
period 2024-03-31
Grindr Inc.
filed 2024-05-10
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 175,675,901 shares of common stock outstanding as of May 9, 2024.

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
•whether the concentration of our stock ownership and voting power limits our stockholders’ ability to influence corporate matters; and
•the effects of macroeconomic and geopolitical events on our business, such as health epidemics, pandemics, natural disasters, and wars or other regional conflicts.
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Paying Users, Average Paying Users, Average Direct Revenue per Average Paying User (“ARPPU”), Average Monthly Active Users (“Average MAUs”), and Average Total Revenue Per User (“ARPU”). We define our key operating measures and how we calculate them in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics.” We also refer to non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA margin. We describe how we calculate Adjusted EBITDA and Adjusted EBITDA margin and provide a reconciliation to net loss to Adjusted EBITDA in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$21,548	$27,606
Accounts receivable, net of allowance of $470 and $757, at March 31, 2024, and December 31, 2023, respectively	35,733	33,906
Prepaid expenses	6,791	4,190
Deferred charges	3,578	3,635
Other current assets	765	2,413
Total current assets	68,415	71,750
Restricted cash	605	1,392
Property and equipment, net	1,575	1,576
Capitalized software development costs, net	8,132	7,433
Intangible assets, net	79,217	82,332
Goodwill	275,703	275,703
Right-of-use assets	3,046	3,362
Other assets	1,052	1,047
Total assets	$437,745	$444,595
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$3,466	$3,526
Accrued expenses and other current liabilities	25,493	22,934
Current maturities of long-term debt, net	15,000	15,000
Deferred revenue	19,070	19,181
Total current liabilities	63,029	60,641
Long-term debt, net	300,049	325,600
Warrant liability	86,302	67,622
Lease liability	1,856	2,241
Deferred tax liability	4,558	4,665
Other non-current liabilities	3,968	2,118
Total liabilities	$459,762	$462,887
Commitments and Contingencies (Note 14)
Stockholders’ Deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at March 31, 2024, and December 31, 2023, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 175,905,799 and 175,377,711 shares issued at March 31, 2024, and December 31, 2023, respectively; 175,391,283 and 175,020,471 outstanding at March 31, 2024, and December 31, 2023, respectively	18	18
Treasury stock	(3,648)	(2,154)
Additional paid-in capital	51,830	44,655
Accumulated deficit	(70,217)	(60,811)
Total stockholders’ deficit	$(22,017)	$(18,292)
Total liabilities and stockholders’ deficit	$437,745	$444,595
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except per share and share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$75,345	$55,809
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19,620	14,815
Selling, general and administrative expense	26,609	18,945
Product development expense	5,741	5,506
Depreciation and amortization	4,119	7,952
Total operating expenses	56,089	47,218
Income from operations	19,256	8,591
Other income (expense)
Interest expense, net	(7,185)	(10,793)
Other (expense) income, net	(117)	123
Loss in fair value of warrant liability	(18,680)	(15,317)
Total other expense, net	(25,982)	(25,987)
Net loss before income tax	(6,726)	(17,396)
Income tax provision	2,680	15,503
Net loss and comprehensive loss	$(9,406)	$(32,899)
Net loss per share
Basic	$(0.05)	$(0.19)
Diluted	$(0.05)	$(0.19)
Weighted-average shares outstanding:
Basic	175,516,307	173,599,925
Diluted	175,516,307	173,599,925
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	173,524,360	$17	—	$—	$9,078	$(5,043)	$4,052
Net loss and comprehensive loss	—	—	—	—	—	—	—	(32,899)	(32,899)
Interest on the promissory note to a member	—	—	—	—	—	—	(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—	—	—	18,833	—	18,833
Payment of interest on promissory note to a member	—	—	—	—	—	—	520	—	520
Stock-based compensation	—	—	—	—	—	—	3,126	—	3,126
Vested restricted stock units	—	—	21,875	—	—	—	—	—	—
Exercise of stock options	—	—	296,477	—	—	—	1,010	—	1,010
Balance at March 31, 2023	—	$—	173,842,712	$17	—	$—	$32,285	$(37,942)	$(5,640)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(9,406)	(9,406)
Stock-based compensation	—	—	—	—	—	—	6,259	—	6,259
Vested restricted stock units	—	—	363,793	—	—	—	—	—	—
Exercise of stock options	—	—	164,295	—	—	—	916	—	916
Repurchase of common stock for net settlement of equity awards	—	—	—	—	157,276	(1,494)	—	—	(1,494)
Balance at March 31, 2024	—	$—	175,905,799	$18	514,516	$(3,648)	$51,830	$(70,217)	$(22,017)

See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss and comprehensive loss	$(9,406)	$(32,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	7,869	3,341
Loss in fair value of warrant liability	18,680	15,317
Amortization of debt discount and issuance costs	231	512
Interest income on promissory note from member	—	(282)
Depreciation and amortization	4,119	7,952
Provision for expected credit losses	(287)	206
Deferred income taxes	(107)	(2,274)
Non-cash lease expense	316	280
Changes in operating assets and liabilities:
Accounts receivable	(1,540)	(6,319)
Prepaid expenses and deferred charges	(2,544)	(169)
Other current assets	1,648	206
Other assets	(37)	(29)
Accounts payable	(398)	1,790
Accrued expenses and other current liabilities	2,390	21,954
Deferred revenue	(111)	(754)
Lease liability	(385)	(331)
Other liabilities	11	—
Net cash provided by operating activities	20,449	8,501
Investing activities
Purchase of property and equipment	(195)	(32)
Additions to capitalized software	(953)	(1,461)
Net cash used in investing activities	(1,148)	(1,493)
Financing activities
Proceeds from the exercise of stock options	916	1,010
Principal payments on debt	(25,750)	(1,063)
Withholding taxes paid on stock-based compensation	(1,312)	—
Transaction costs paid in connection with the Business Combination	—	(1,196)
Proceeds from the repayment of promissory note to a member including interest	—	19,353
Net cash (used in) provided by financing activities	(26,146)	18,104
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,845)	25,112
Cash, cash equivalents and restricted cash, beginning of the period	28,998	10,117
Cash, cash equivalents and restricted cash, end of the period	$22,153	$35,229
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$21,548	$33,837
Restricted cash	605	1,392
Cash, cash equivalents and restricted cash	$22,153	$35,229
Supplemental disclosure of cash flow information:
Cash interest paid	$2,672	$5,172
Income taxes paid	$4	$725
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$522	$—
Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for net settlement of equity awards	$182	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

1.Nature of Business
Grindr Inc. (the “Company” or “Grindr”) is headquartered in West Hollywood, California, and has additional offices in the San Francisco Bay Area, Chicago, and New York City. The Company operates the Grindr platform, a global social network platform serving and addressing the needs of the gay, bisexual, transgender, and queer community. The Grindr platform is available as an app through Apple’s App Store and Google Play, as well as on the web. The Company offers both a free, ad-supported service and a premium subscription version.
Grindr was originally incorporated in the Cayman Islands on July 27, 2020, under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or entities. On May 9, 2022, Grindr Group LLC (“Grindr Group”) and its subsidiaries (Grindr Group together with its subsidiaries, “Legacy Grindr”) entered into an Agreement and Plan of Merger (as amended on October 5, 2022, the “Merger Agreement”) with Tiga, in which Grindr Group became a wholly owned subsidiary of Tiga (the “Business Combination”). On November 17, 2022, Tiga was redomiciled to the United States. Upon the closing of the Business Combination on November 18, 2022 (the “Closing”), Tiga was renamed to “Grindr Inc.”
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The Business Combination was accounted for as a reverse recapitalization under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, Tiga was treated as the acquired company for financial reporting purposes. This determination was primarily based on (i) the Legacy Grindr unitholders having a relative majority of the voting power of Grindr, (ii) Legacy Grindr unitholders having the ability to nominate the majority of the members of the board of directors of the Company (the “Board”), and (iii) Legacy Grindr senior management comprising the senior management roles of Grindr and being responsible for the Company’s day-to-day operations and strategy. Accordingly, for accounting purposes, the financial statements of Grindr represent a continuation of the financial statements of Legacy Grindr with the Business Combination being treated as the equivalent of Legacy Grindr issuing shares for the net assets of Tiga, accompanied by a recapitalization. The net assets of Tiga were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Legacy Grindr and the accumulated deficit of Legacy Grindr has been carried forward after Closing.
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2023. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three months ended March 31, 2024, are not necessarily indicative of the results expected for the full year ending December 31, 2024.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its condensed consolidated financial statements in accordance with U.S. GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the fair value of

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
common stock warrant liabilities; valuation allowance for deferred tax assets; effective income tax rate; unrecognized tax benefits; legal contingencies; the incremental borrowing rate for the Company's leases; and the valuation of stock-based compensation, among others.
Segment Information
The Company operates as one segment. The Company’s operating segments are identified according to how the performance of its business is managed and evaluated by its chief operating decision maker (“CODM”), the Company’s Chief Executive Officer (“CEO”). Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.
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
•Warrant liability — Public Warrants (as defined in Note 8) are classified within Level 1 as these securities are traded on an active public market. Private Warrants (as defined in Note 8) are classified within Level 2. For the periods presented, the Company utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s credit agreement balances as disclosed in Note 6 were measured based on prices quoted from a third-party financial institution.
Nonrecurring Fair Value Measurements
Assets acquired and liabilities assumed in business combinations are initially measured at fair value on the acquisition date on a nonrecurring basis using Level 3 inputs. The Company is required to measure certain assets at fair value on a nonrecurring basis after initial recognition. These include goodwill, intangible assets, and long-lived assets, which are measured at fair value on a nonrecurring basis as a result of impairment reviews. Impairment is assessed annually in the fourth quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
value of the reporting unit or assets below the carrying value. The fair value of the reporting unit or asset group is determined primarily using cost and market approaches (Level 3).
Revenue Recognition
Revenue is recognized when or as a customer obtains control of promised services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to in exchange for these services.
The Company derives substantially all of its revenue from direct revenue and indirect revenue, each, as described below. As permitted under the practical expedient available under Accounting Standards Update (“ASU”) 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.
Direct Revenue
Direct revenue consists of subscription revenue. Subscription revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month, and twelve-month lengths. Subscription revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Direct revenue also consists of premium add-on revenue generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Premium features are activated upon purchase and are available for a short duration, generally, within one day. Revenue from premium add-ons is recognized upon purchase of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
Indirect Revenue
Indirect revenue consists of advertising revenue and other non-direct revenue. The Company has contractual relationships with advertising service providers and also directly with advertisers to display advertisements on the Grindr platform. For all advertising arrangements, the Company’s performance obligation is to provide the inventory for advertisements to be displayed on the Grindr platform. For contracts made directly with advertisers, the Company is also obligated to serve the advertisements on the Grindr platform. Providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.
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
The accounts receivable balances, net of allowances, were $35,733 and $33,906 as of March 31, 2024, and December 31, 2023, respectively. The opening balance of accounts receivable, net of allowances, was $22,435 as of January 1, 2023.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Contract Liabilities
Deferred revenue consists of advance payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the terms of the applicable subscription period or expected completion of the performance obligation which range from one week to twelve months. The deferred revenue balances were $19,070 and $19,181 as of March 31, 2024, and December 31, 2023, respectively. The opening balance of deferred revenue was $18,586 as of January 1, 2023.
For the three months ended March 31, 2024, the Company recognized $13,184 of revenue that was included in the deferred revenue balance as of December 31, 2023. For the three months ended March 31, 2023, the Company recognized $13,303 of revenue that was included in the deferred revenue balance as of December 31, 2022.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Direct revenue	$64,378	$48,126
Indirect revenue	10,967	7,683
	$75,345	$55,809

	Three Months Ended March 31,
	2024	2023
North America (1)	$45,503	$34,805
Europe	18,107	12,610
Rest of the world	11,735	8,394
	$75,345	$55,809
(1)North America includes revenue generated from the U.S. and Canada.
During the three months ended March 31, 2024, and 2023, revenue generated from the U.S., the Company's country of domicile, amounted to $43,387 and $33,236, respectively.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard will become effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will assess any impact from the adoption of this guidance if such transactions occur in the future.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.
3.Other Current Assets
Other current assets consist of the following:

	March 31, 2024	December 31, 2023
Income tax receivable	$—	$1,537
Cloud computing arrangements implementation costs	152	172
Other current assets	613	704
	$765	$2,413
4.Promissory Note from a Member
On April 27, 2021, Catapult GP II LLC (“Catapult GP II”), a related party wherein certain members of Catapult GP II were executives of the Company, purchased 5,387,194 common units of Legacy Grindr which were converted to 7,385,233 shares of common stock of the Company upon the Closing. In conjunction with the common units purchased, the Company entered into a full recourse promissory note with Catapult GP II with a face value of $30,000 (the “Note”). The Note, including all unpaid interest, was to be repaid the earlier of (1) the tenth anniversary of the Note, (2) upon the completion of a liquidity event, or (3) upon completion of an initial public offering or a special-purpose acquisition company transaction. The Note accrued interest at 10% per annum on a straight-line basis.
The Note, including interest, was fully paid in the first quarter of 2023. The Note and the related accrued interest were reflected as a reduction to equity in the condensed consolidated statements of stockholders’ deficit.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Litigation-related funds received from escrow (see Note 14)	$5,929	$5,929
Accrued interest payable	4,643	174
Accrued professional service fees	2,824	3,252
Employee compensation and benefits	2,785	7,285
Income and other taxes payable	2,722	1,389
Accrued legal expense	2,141	1,608
Accrued infrastructure expense	1,570	900
Lease liability, short-term	1,471	1,405
Liability-classified awards - KPI awards (see Note 9)	91	288
Other accrued expenses	1,317	704
	$25,493	$22,934
6.Debt
Total debt for the Company is comprised of the following:

	March 31, 2024	December 31, 2023
Senior Term Loan Facility	$296,250	$300,000
Senior Revolving Facility	22,400	44,400
	318,650	344,400
Less: unamortized debt issuance costs	(3,601)	(3,800)
Total debt	315,049	340,600
Less: current maturities of long-term debt	(15,000)	(15,000)
Long-term debt	$300,049	$325,600
2023 Credit Agreement
On November 28, 2023, a wholly owned subsidiary of the Company, Grindr Capital LLC (“Grindr Capital”), as borrower, entered into a credit agreement (the “2023 Credit Agreement”) with the Company and certain other wholly owned subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The 2023 Credit Agreement provides for (i) a $300,000 senior secured term loan facility (“Senior Term Loan Facility”), and (ii) $50,000 senior secured revolving credit facility (“Senior Revolving Facility,” and together with the Senior Term Loan Facility, the “2023 Credit Facilities”) (with a $15,000 letter of credit sublimit and a $10,000 swingline loan sublimit). Grindr Capital has the option to request that lenders increase the amount available under the Senior Revolving Facility by, or obtain incremental term loans of, up to $100,000, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
On November 28, 2023, Grindr Capital borrowed the full amount of the Senior Term Loan Facility and $44,400 under the Senior Revolving Facility. Proceeds from the initial drawings under the 2023 Credit Facilities and cash on hand were used to repay in full outstanding obligations under the Company's previous credit agreement and to pay fees, premiums, costs, and expenses, including fees payable in connection with the 2023 Credit Agreement. Unused commitments under the 2023 Credit Agreement as of March 31, 2024, amounted to $27,600. As of March 31, 2024, and December 31, 2023, there were no swingline loans or letter of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of March 31, 2024, and December 31, 2023 is 8.4% and 8.5%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.50% per annum, depending on the total net leverage ratio of the Company. For the three months ended March 31, 2024, the Company’s commitment fee was not significant.
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
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three months ended March 31, 2024, the Company was not required to make any mandatory prepayments.
The 2023 Credit Agreement contains certain customary events of default, and if an event of default has occurred and continues beyond any applicable cure period, all outstanding obligations under the 2023 Credit Agreement may be accelerated or the commitments may be terminated, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the 2023 Credit Agreement while an event of default is continuing.
For the three months ended March 31, 2024, the Company did not incur debt issuance costs in conjunction with the 2023 Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the condensed consolidated statements of operations and comprehensive loss.
Covenants
The 2023 Credit Agreement includes financial covenants, including the requirement for the Company to maintain (i) a total net leverage ratio no greater than a specified level, currently 4.00:1.00 prior to and through December 31, 2024, no greater than 3.50:1.00 prior to and through December 31, 2025 and no greater than 3.00:1.00 thereafter; and (ii) a fixed charge coverage ratio no less than 1.15:1.00 from March 31, 2024 and thereafter.
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions. At March 31, 2024 and December 31, 2023, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances were measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of March 31, 2024 and December 31, 2023 were $317,057 and $342,678, respectively.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
7.Leases
Company as a lessee
The Company has one operating lease for office space. The lease has an original lease period expiring in 2026 with an option to renew. Renewal options are not recognized as part of the right-of-use assets and lease liabilities as it was not reasonably certain at the lease commencement date that the Company would exercise this option to extend the lease.
The Company elected certain practical expedients under ASC Topic 842, Leases, which allows for the combination of lease and non-lease components of lease payments in determining right-of-use assets and related lease liabilities. The Company also elected the short-term lease exception. Leases with an initial term of twelve months or less that do not include an option to purchase the underlying asset are not recorded on the condensed consolidated balance sheets and are expensed on a straight-line basis over the lease term.
Components of lease cost included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations and comprehensive loss are as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$413	$413
Short-term lease cost	305	—
Sublease income	(256)	(189)
Total lease cost	$462	$224
Supplemental cash flow information related to the lease is as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$428	$416
Supplemental balance sheet information related to the lease as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Assets:
Right-of-use assets	$3,046	$3,362
Liabilities:
Accrued expenses and other current liabilities	1,471	1,405
Lease liability, long-term portion	1,856	2,241
Total operating lease liabilities	$3,327	$3,646
Weighted average remaining operating lease term (years)	2.1	2.3
Weighted average operating lease discount rate	11.41%	11.41%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company’s lease does not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities as of March 31, 2024, are as follows:

Remainder of 2024	$1,318
2025	1,799
2026	605
Thereafter	—
Total lease payments	$3,722
Less: imputed interest	(395)
Total lease liabilities	$3,327
There were no leases with residual value guarantees or executed leases that had not yet commenced as of March 31, 2024.
Company as a lessor
The Company is a sublessor on two operating leases that expire in May 2024 and April 2026.
Future non-cancelable rent payments from the Company's sublease tenants as of March 31, 2024 were as follows:

Remainder of 2024	$560
2025	729
2026	249
Thereafter	—
$1,538
8.Warrant Liabilities
In connection with Tiga’s initial public offering, Tiga issued: (i) 18,560,000 private placement warrants (“Private Warrants”) to its sponsor, Tiga Sponsor LLC (the “Sponsor”); and (ii) sold 13,800,000 public warrants. In connection with the reverse recapitalization treatment of the Business Combination, the Company effectively issued 37,360,000 warrants to purchase shares of Grindr’s common stock, which included 13,800,000 public warrants, 18,560,000 Private Warrants, 2,500,000 redeemable warrants (“Forward Purchase Warrants”) issued pursuant to the Second Amended and Restated Forward Purchase Agreement, dated May 9, 2022, by and between Tiga and the Sponsor (“FPA”), and 2,500,000 redeemable warrants issued pursuant to a backstop commitment under the FPA (“Backstop Warrants”). The Forward Purchase Warrants and the Backstop Warrants have the same terms and are in the same form as the public warrants (as such, will collectively be referred to as the “Public Warrants”).
The Public Warrants, which entitle the registered holder to purchase one share of the Company’s common stock, have an exercise price of $11.50, became exercisable 30 days after the completion of the Business Combination, and are set to expire five years from the completion of the Business Combination, or earlier upon redemption.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
As of March 31, 2024 and December 31, 2023, the Public Warrants and Private Warrants remained outstanding and unexercised. As of March 31, 2024 and December 31, 2023, the Public Warrant and Private Warrants were remeasured to fair value of $43,428 and $42,874, respectively. The change in fair value for the three months ended March 31, 2024 and 2023, was a loss of $18,680 and $15,317, respectively, recognized in the condensed consolidated statements of operations and comprehensive loss.

9.Stock-based Compensation
Stock-based compensation expense is related to the grant of restricted units under the 2022 Equity Incentive Plan (“2022 Plan”) and the grant of unit options under the 2020 Equity Incentive Plan (“2020 Plan”).
2022 Plan
Executive Incentive Awards – Market condition awards
Certain restricted stock unit (“RSU”) awards granted by the Company are subject to market conditions. These market condition awards are issued upon the achievement (at varying levels) of certain market capitalization thresholds. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each market capitalization achievement date. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. No market condition awards were granted, forfeited, or issued during the three months ended March 31, 2024.
The Company used the Monte Carlo simulation model to value the liability-classified award. The key inputs into the Monte Carlo simulation as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Expected term (in years)	10.0	10.0
Expected stock price volatility (1)	65.0%	65.0%
Risk-free interest rate (2)	4.1%	3.8%
Expected dividend yield (3)	—%	—%
(1)Expected volatility is based on historical volatilities of a publicly traded peer group over a period equivalent to the expected term of the awards.
(2)The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the awards.
(3)The Company has not historically paid any cash dividends on its common stock.
Key Performance Indicator (“KPI”) awards
KPI awards will be issued upon the satisfaction of certain KPIs as determined annually by the Board. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding the issue date. The issue date shall occur no later than 120 days after the end of the applicable year. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. The fair value of the KPI awards is based on the fixed dollar amount that is probable of being paid.
During the fourth quarter of 2023, the KPIs and measurement framework were approved by the Company’s Compensation Committee as it relates to the year ending December 31, 2023. As of December 31, 2023, such KPIs were achieved. A total of 247,898 shares were issued in the first quarter of 2024 with a total fair value of $2,350. Stock-based

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
compensation expense of $2,062 related to the service provided through March 31, 2024 were recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations and comprehensive loss.
During the first quarter of 2024, the KPIs and measurement framework related to 2024 KPI awards were approved and granted by the Company’s Compensation Committee as it relates to the year ending December 31, 2024. As of March 31, 2024, the liability was measured based on a probability weighted approach and stock-based compensation expense of $91 related to the service provided through March 31, 2024, was accrued and recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheet.
No KPI awards were forfeited during the three months ended March 31, 2024.
Time-based Awards Activity
A summary of the unvested time-based RSU activity during the three months ended March 31, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	5,947,487	$8.61
Granted	338,355	$8.46
Vested	(115,895)	$6.18
Forfeited	(57,873)	$6.51
Outstanding at March 31, 2024	6,112,074	$8.66
2020 Plan
Stock options
The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,768,627	$4.71
Exercised	(164,295)	$5.57
Forfeited or expired	(40,755)	$5.80
Outstanding at March 31, 2024	1,563,577	$4.59
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative expenses	$7,423	$3,061
Product development expenses	446	280
	$7,869	$3,341
Stock-based compensation expense that was capitalized as an asset was $32 and $54 for the three months ended March 31, 2024 and 2023, respectively.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
10.Income Tax
In determining the quarterly provisions for income taxes, the Company uses the estimated annual effective tax rate applied to the actual year-to-date income (loss), adjusted for discrete items arising in that quarter. In addition, the effect of changes in enacted tax laws or rates and tax status is recognized in the interim period in which the change occurs.
The computation of the estimated annual effective rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (loss) for the year, projections of the proportion of income (and/or loss) earned, and tax in foreign jurisdictions and permanent and temporary differences. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained, or the Company’s tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax provision in the quarter in which the change occurs.
For the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $2,680 and $15,503, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% because of the nondeductible fair value adjustments on the change in the warrant liabilities and was also impacted by the change in valuation allowance, nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit. Due to the ongoing market volatility of the fair value adjustments on the warrant liabilities, the adjustments are not estimable and as a result, the Company applied the tax effect of the fair value adjustment to the warrant liabilities as a discrete item in the current quarter.
11.Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss and comprehensive loss	$(9,406)	$(32,899)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	175,516,307	173,599,925

Net loss per share
Basic	$(0.05)	$(0.19)
Diluted	$(0.05)	$(0.19)
The following table presents the potential shares that are excluded from the computation of diluted net loss per share and comprehensive loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options issued under 2020 Plan	1,563,577	3,505,397
Time-based RSUs	6,112,074	4,563,381
Public and Private Warrants	37,360,000	37,360,000
Shares issuable for the market condition awards and 2024 KPI awards (see Note 9) are not included in the table above, as the market condition criterion and 2024 KPI award targets have not yet been achieved. Such shares are therefore not included in the Company's calculation of basic or diluted net income per share.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$11,903	$11,903	$—	$—

Liabilities:
Common stock warrant liabilities	$86,302	$43,428	$42,874	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,495	$6,495	$—	$—
U.S. treasury bonds	10,717	10,717	—	—
	$17,212	$17,212	$—	$—

Liabilities:
Common stock warrant liabilities	$67,622	$34,028	$33,594	$—
Money market funds and U.S. treasury bonds
The money market funds and U.S. treasury bonds are classified within Level 1 as these securities are traded on an active public market.
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC Topic 815, Derivatives and Hedging (see Note 8). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations and comprehensive loss.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$34,028	$33,594	$67,622
Change in fair value of warrant liability	9,400	9,280	18,680
Fair value as of March 31, 2024	$43,428	$42,874	$86,302
13.Related Parties
See Note 4 for information regarding related party transactions with Catapult GP II.
14.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2024, amounts accrued for contingent losses were not material to its financial position.
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,071 using the exchange rate as of March 31, 2024) for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $5,896 using the exchange rate as of March 31, 2024) Grindr LLC filed an appeal with the NDPA. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited (“Kunlun”) entered into an escrow agreement providing for Grindr Group's access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC's appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the “NPAB”).
On December 7, 2022, the NDPA upheld the reduced administrative fine against Grindr LLC and the appeal was sent to the NPAB for further consideration. On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On October 27, 2023, Grindr LLC filed suit in Oslo District Court to overturn the NPAB's decision, including to eliminate the fine. Grindr participated in a hearing in March 2024 and is awaiting a decision from the Oslo District Court. At this time, Grindr is not able to reasonably estimate the likelihood or amount of any fine that Grindr LLC may ultimately be required to pay.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California law, including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. On December 22, 2022, Grindr LLC filed its response over the class certification, which opposes class certification and included both employee and expert opinions. The Plaintiff filed an amended complaint in April 2024. At this time it is too early to determine the likely outcome of this proceeding or whether the proceeding may ultimately have a material adverse effect on the Company’s business, including because of the uncertainty of (i) whether Grindr LLC will incur a loss; (ii) if a loss is incurred, what the amount of that loss may be; and (iii) whether Grindr LLC may determine to appeal or further contest the loss.
UK Potential Group Action
On March 15, 2024, Grindr LLC received a letter from the UK law firm Austen Hays Limited asserting that it represented a group of Grindr users from a period between 2018 and 2020 and alleging unlawful processing of their personal data and misuse of their private information in alleged breach of UK data protection laws and UK GDPR. On April 22, 2024, Austen Hays issued proceedings in the English Court which have not yet been made public or served. At this time, this matter remains in its nascent stages, and it is too early to determine the likely outcome of this matter or whether the matter may ultimately have a material adverse effect on the Company’s business, including because of the uncertainty of (i) whether Grindr LLC will incur a loss, (ii) if a loss is incurred, what the amount of that loss may be, and (iii) whether Grindr LLC may determine to appeal or further contest the loss.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
15.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
In April 2024, the Company made a voluntary principal payment of $7,000 reducing the balance under the Senior Revolving Facility.
In April 2024, the Company entered into a lease agreement located in Chicago, Illinois, to provide for long-term office space in the area. The lease has an original lease period for 39 months with an option to renew. In April 2024, the Company also entered into a lease agreement located in San Francisco, California, to provide for a 13 months lease period. The Company is currently evaluating all the terms of these lease agreements and their impact on the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to the unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements.”
Overview
Grindr Inc. (“Grindr” or the “Company”) manages and operates the Grindr platform, a global social network platform serving and addressing the needs of the LGBTQ community. We had 13.7 million Average MAUs and 1,011 thousand Average Paying Users for the three months ended March 31, 2024, as compared to 12.8 million Average MAUs and 866 thousand Average Paying Users for the three months ended March 31, 2023.
The Grindr platform includes a mobile application and a web-browser-based application. The Grindr mobile application is free to download and provides certain services and features to Grindr's users at no cost. We also offer a variety of additional controls and features for users who enroll in our premium subscription and add-on products, including access to our web application for Grindr XTRA and Grindr Unlimited. A substantial portion of our revenue is from direct revenue, representing 85.4% of total revenue for the three months ended March 31, 2024. Direct revenue is derived directly from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription, or in the form of add-ons pay-per-use access to premium features. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the LGBTQ social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 14.6% of total revenue for the three months ended March 31, 2024, which includes, both first-party and third-party advertising. We provide advertisers with the opportunity to directly target and reach our community. Advertisers on our Grindr platform span across many different industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities, including in-app banners, full-screen interstitials, and other customized units, typically sold on a number of impressions basis. Additionally, we contract with a variety of third-party advertisement sales platforms to market and sell digital advertising inventory on the Grindr platform. We will continue to evaluate opportunities to increase ad inventory with differentiated offerings.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which we derived 84.4% and 85.0% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users and by providing products and services in targeted geographic regions outside of our current core market. We intend to focus on regions with a large number of potential users, favorable regulatory environments, and fast-growing economies.
For the three months ended March 31, 2024, we generated $75.3 million of revenue, representing a period-over-period growth of 34.9% as compared to the same period in 2023, and had 1,011 thousand Average Paying Users, which is 16.7% higher than our Average Paying Users in the same period in 2023. On average, profiles on our platform sent over 367.2 and 317.7 million daily messages for the three months ended March 31, 2024 and 2023, respectively.

Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain categories of our employees. CWA subsequently filed with the NLRB a total of several unfair labor practice charges against us and requested injunctive relief under Sec. 10(j) of the National Labor Relations Act. Acting on the petition, the NLRB conducted a secret-ballot election in November and December 2023. As of the date of filing of this Quarterly Report on Form 10-Q, the NLRB has not yet completed the tallying of votes from the election nor has it ruled on the unfair labor practice charges.

Consolidated Results for Three Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024 and 2023, we generated:
•Revenue of $75.3 million and $55.8 million, respectively. The increase for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was $19.5 million, or 34.9%.
•Net loss of $9.4 million and $32.9 million, respectively. The decrease for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was $23.5 million, or 71.4%. This resulted in a net loss margin of 12.5% and 58.9%, respectively.
•Adjusted EBITDA of $31.6 million and $22.0 million, respectively. The increase for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was $9.6 million, or 43.6%. This resulted in an Adjusted EBITDA margin of 41.9% and 39.4%, respectively. See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.
The Business Combination and Public Company Costs
On May 9, 2022, Grindr, Tiga Acquisition Corp. (“Tiga”) and Tiga Merger Sub LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Merger Sub I”) entered into that certain Agreement and Plan of Merger (the “Original Merger Agreement”), as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of October 5, 2022, by and among Grindr, Tiga, Merger Sub I and Tiga Merger Sub II LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Merger Sub II”) (together with the Original Merger Agreement, the “Merger Agreement”) pursuant to which Grindr was merged with and into Merger Sub I, with Grindr as the surviving entity and a wholly owned subsidiary of Tiga (the “First Merger”), and promptly afterwards and as part of the same overall transaction as the First Merger, the merger of such surviving company with and into Merger Sub II, with Merger Sub II being the surviving entity and a wholly owned subsidiary of Tiga (the “Second Merger”), in accordance with the terms and conditions of the Merger Agreement. The transaction was completed on November 18, 2022 (the “Business Combination”). Grindr was deemed the accounting predecessor and the combined entity is the successor registrant with the Securities and Exchange Commission (“SEC”), meaning that Grindr’s condensed consolidated financial statements for previous periods will be disclosed in Grindr’s future periodic reports filed with the SEC.
While the legal acquirer in the Merger Agreement was Tiga, for financial accounting and reporting purposes under the accounting principles generally accepted in the United States of America (“U.S. GAAP”), Legacy Grindr was the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by Tiga for the stock of Grindr) did not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy Grindr in many respects. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Grindr became the historical consolidated financial statements of Grindr, and Tiga’s assets, liabilities, and results of operations were consolidated with Legacy Grindr beginning on the acquisition date. Operations prior to the Business Combination are presented as those of Legacy Grindr and will be presented as such in future reports. The net assets of Tiga were recognized at historical cost (which was consistent with carrying value), with no goodwill or other intangible assets recorded upon execution of the Business Combination.
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
How We Generate Revenue
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue, both of which are driven by the Grindr platform. Direct Revenue is generated by our users who pay for subscriptions or add-ons to access premium features. Indirect Revenue is generated by third parties who pay us to advertise to our users.

Direct Revenue is driven by our subscription revenue and premium add-ons. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. Our subscription revenue has grown through organic user acquisition and the viral network effects enabled by our brand and the quality of our platform. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We offer premium add-ons on a pay-per-use, or a-la-carte, basis, such as the ability to boost a user profile to the top of the cascade. By introducing subscription and premium add-on offerings, we continue to increase our Average Paying Users. For the three months ended March 31, 2024 and 2023, our Direct Revenue accounted for 85.4% and 86.2% of our total revenue, respectively.
Indirect Revenue primarily consists of revenue generated by third parties who pay us to advertise to our users. Our advertising offerings provide advertisers with the opportunity to target and directly reach the LGBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, and other customized units, typically on a cost per mille (“CPM”) basis. We contract with a variety of third-party ad platforms to market and sell a portion of our digital and mobile advertising inventory on the Grindr platform. We intend to continue to grow our Indirect Revenue through advertising, partnerships, and other non-direct initiatives. For the three months ended March 31, 2024 and 2023, our Indirect Revenue accounted for 14.6% and 13.8% of our total revenue, respectively.
Operating and Financial Metrics

	Three Months Ended March 31,
(in thousands, except ARPPU and ARPU)	2024	2023
Key Operating Metrics
Average Paying Users	1,011	866
Average Direct Revenue per Average Paying User (“ARPPU”)	$21.25	$18.52
Average Monthly Active Users (“Average MAUs”)	13,705	12,826
Average Total Revenue per User (“ARPU”)	$1.83	$1.45

	Three Months Ended March 31,
($ in thousands)	2024	2023
Key Financial and Non-GAAP Metrics(1)
Revenue	$75,345	$55,809
Direct revenue	$64,378	$48,126
Indirect revenue	$10,967	$7,683
Net loss	$(9,406)	$(32,899)
Net loss margin	(12.5)%	(58.9)%
Adjusted EBITDA	$31,607	$21,999
Adjusted EBITDA Margin	41.9%	39.4%
Net cash provided by operating activities	$20,449	$8,501
(1)See “—Non-GAAP Financial Measures” below for additional information and a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin.
•Average Paying Users. A Paying User is a user that has purchased or renewed a Grindr subscription and/or purchased a premium add-on on the Grindr platform. We calculate Average Paying Users by adding up the number of Paying Users in each day and then dividing that number by the number of days in the relevant measurement period. A Paying User who is both a subscriber and an add-on purchaser in the same day will be counted as one Paying User. Duplicate Paying Users may exist if the same individual holds more than one Grindr subscription during the same period. We are focused on building new products and improving on existing ones to drive payer conversion. We believe Average Paying Users is a useful metric for assessing the health of our business.
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
Non-GAAP Profitability
We use Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP measures, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income (loss) excluding income tax provision; interest expense, net; depreciation and amortization; stock-based compensation expense; transaction-related costs; gain (loss) in fair value of warrant liability; and severance expense, litigation-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
See “— Non-GAAP Financial Measures” below for additional information and a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin.
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that increase the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the three months ended March 31, 2024 and 2023, our Average Paying Users were 1,011 thousand and 866 thousand, respectively, representing an increase of 16.7% period-over-period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans and/or our add-on offerings. As we scale and our community grows larger, we are able to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
Expansion into Under-Penetrated Markets
We are focused on growing our platform globally, including through investing in under-penetrated markets to increase subscribers and advertising revenue. Expanding our business in under-penetrated markets will require increased costs related to marketing, as well as localization of product features and services. Potential risks to our expansion into under-penetrated markets will include competition, and compliance with foreign laws and regulations. As we expand into certain under-penetrated markets, we may see an increase in users who prefer to access premium features through our add-on options rather than through our paid subscription packages and we might also see an increase in revenue from international markets, both of which could impact our ARPPU. We may also see a lower propensity for users to pay as we attempt to increase our market penetration in markets with additional competitors.

Growth in ARPPU
We continually work to develop new monetization features and improve existing features in order to increase adoption of premium add-ons and our subscription programs. Many variables will impact our ARPPU, including the number of Average Paying Users, paid product mix, the Paying Users geographic, and the revenue generated from subscription versus add-on revenue. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates change, foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar could negatively impact revenue and distort year-over-year comparability of operating results. To the extent our ARPPU growth slows, our revenue growth will become increasingly dependent on our ability to increase our Average Paying Users.
Investing in Growth While Driving Long-Term Profitability
Key investment areas for us include increasing headcount to rebuild our team, enhancing our platform and the value we provide our users by harnessing artificial intelligence and machine learning, which we refer to as AI/ML, along with prioritizing security and privacy, and improving matching capabilities for successful connections.
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers and product managers. As of March 31, 2024, we had 129 employees globally, 119 of which were full-time employees. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
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
Return-to-Office
In 2023 our leadership team announced a transition to a hybrid work model involving a multi-phase return-to-office plan (“RTO Plan”) beginning in the fall of 2023. Our hybrid work model requires employees to work two days per week in offices where their respective teams are based. The RTO Plan provided employees with a one-time relocation package to support relocation if necessary, or separation packages for employees who chose not to relocate or participate in our RTO Plan. The RTO Plan has temporarily resulted in lower headcount resulting in a higher reliance on contractors and other services, higher severance expenses in 2023, and lower people related costs. During 2024 and 2025, we plan to scale the size of our team while supplementing our immediate capacity and product development needs with embedded contractors, particularly in supporting our engineering function.
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenue represents 42.4% and 40.4% of total revenue for the three months ended March 31, 2024 and 2023, respectively. We vary our pricing to align with relative value to local purchasing power and competitors. Our international business typically earns revenue in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
Key Components of Our Results of Operations
Revenue
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue. Direct revenue is revenue generated by our users who pay for subscriptions or premium add-ons to access premium features. Indirect revenue is generated by third parties who pay us to advertise to our users. As we continue to expand our revenue streams, we anticipate increasing monetization from premium add-ons and subscription offerings, contributing to an increase in direct revenue over time, and increasing our advertising inventory, contributing to an increase in indirect revenue over time.
Direct Revenue. Direct revenue is reported gross of fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers, and we act as the principal. Our subscription revenues are generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month and twelve-month periods. Subscribers pay in advance through third-party platforms, including Apple, Google Play, and Stripe, according to our terms and conditions. Subscription revenues, net of taxes and chargebacks, are recognized ratably over the term of the subscription. Premium add-on revenue is generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Premium features are activated upon purchase and are available for a short duration, generally, within one day. Revenue from premium add-ons is recognized upon purchase of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
Indirect Revenue. Indirect revenue primarily consists of revenue generated by third parties who pay us to advertise to our users. Our advertising operations provide advertisers with the opportunity to target and directly reach our community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, entertainment, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, and other customized units, typically on a CPM basis. We also contract with a variety of third-party ad platforms to market and sell a portion of our digital and mobile advertising inventory on the Grindr platform. In those cases, the Company does not have discretion to set pricing in its arrangements because it receives a percentage of the amount the third-party ad platform charges the advertiser and it does not have a contractual relationship with the advertiser. Accordingly, the Company recognizes revenue related to third-party ad platforms on a net basis.
Cost of revenue and operating expenses
Cost of revenue. Cost of revenue consists primarily of the distribution fees we pay to Apple and Google, infrastructure costs associated with supporting the Grindr platform, which stem largely from our use of Amazon Web Services, and costs associated with content moderation, which involve ensuring that users are complying with our community standards.
Selling, general and administrative expenses. Selling, general and administrative expenses consists primarily of compensation and other employee-related costs, professional fees, sales and marketing expenditures, and general administrative expenses, including facilities, insurance, and information technology and infrastructure support. We plan to continue efforts to attract new users, retain existing users and increase monetization of both our new and existing users, which may result in increased sales and marketing expenses in future periods.
Product development expense. Product development expense consists primarily of employee-related and contractor costs for personnel engaged in the design, development, testing, enhancement of product offerings and related technology, as well as related software costs.
Depreciation and Amortization. Depreciation is primarily related to computers, equipment, furniture, fixtures, and leasehold improvements. Amortization is primarily related to capitalized software, acquired definite-lived intangible assets (customer relationships, technology, etc.).
Other income (expense)
Interest expense, net. Interest expense, net consists of interest expense incurred in connection with our long-term debt and revolving credit facility, net of interest income received on a promissory note to a member.
Other (expense) income, net. Other (expense) income, net consists of realized and unrealized exchange rate gains or losses.

Loss in fair value of warrant liability. Loss in fair value of warrant liability represents the change in fair value of our public and private warrants. As the private warrants are substantially similar to the public warrants, the warrants are remeasured from the publicly traded quotes from the active market.
Income tax provision
Income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Our effective tax rates will vary depending on changes in the valuation of our deferred tax assets and liabilities, fluctuations in permanent differences, and changes in tax laws.
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
($ in thousands)	2024	% of Total Revenue	2023	% of Total Revenue
Revenue	$75,345	100.0%	$55,809	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19,620	26.0%	14,815	26.5%
Selling, general and administrative expense	26,609	35.3%	18,945	33.9%
Product development expense	5,741	7.6%	5,506	9.9%
Depreciation and amortization	4,119	5.5%	7,952	14.2%
Total operating expenses	56,089	74.4%	47,218	84.6%
Income from operations	19,256	25.6%	8,591	15.4%
Other income (expense)
Interest expense, net	(7,185)	(9.5)%	(10,793)	(19.3)%
Other (expense) income, net	(117)	(0.2)%	123	0.2%
Loss in fair value of warrant liability	(18,680)	(24.8)%	(15,317)	(27.4)%
Total other expense, net	(25,982)	(34.5)%	(25,987)	(46.6)%
Net loss before income tax	(6,726)	(8.9)%	(17,396)	(31.2)%
Income tax provision	2,680	3.6%	15,503	27.8%
Net loss and comprehensive loss	$(9,406)	(12.5)%	$(32,899)	(58.9)%
Net loss per share	$(0.05)		$(0.19)
Revenue
Revenue for the three months ended March 31, 2024 and 2023 was $75.3 million and $55.8 million, respectively. The $19.5 million increase, or 34.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily driven by an increase in direct revenue of $16.3 million, or 33.9%, from $48.1 million to $64.4 million. The increase in direct revenue was driven by the period-over-period increases in both ARPPU of $2.73 and Average Paying Users of 145 thousand, largely as a result of rolling out Weeklies, our weekly XTRA subscription offering, to all of our users worldwide, as well as of the continued growth of MAUs. Weeklies gave our users a lower priced option for XTRA product with a shorter duration. ARPPU increased by 14.7%, or $2.73, to $21.25 for the three months ended March 31, 2024, from $18.52 for the three months ended March 31, 2023. Our ARPPU increased mainly as a result of improved product mix with subscription products with higher average monthly price and an increase in the price of Boost, which enables a user to boost their profile to the top of the cascade. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the three months ended March 31, 2024, Average Paying Users increased by 145 thousand, from 866 thousand for the three months ended March 31, 2023, to 1,011 thousand for the three months ended March 31, 2024. Average Paying Users increased year-over-year driven by the launch of our Weeklies XTRA subscription. The increase in Indirect Revenue of $3.3 million, or 42.9%, from $7.7 million for the three months ended March 31, 2023, to $11.0 million for the three months ended March 31, 2024, was primarily driven by an increase in banner and interstitial supply.
Revenue from North America increased by $10.7 million, or 30.7%, for the three months ended March 31, 2024, to $45.5 million as compared to $34.8 million for the three months ended March 31, 2023. During this same period, revenue from Europe increased by $5.5 million, or 43.6%, to $18.1 million in the three months ended March 31, 2024, as compared to $12.6 million in the three months ended March 31, 2023. Revenue from the remainder of the world increased by

$3.3 million, or 39.8%, to $11.7 million in the three months ended March 31, 2024, as compared to $8.4 million in the three months ended March 31, 2023.
Cost of revenue
Cost of revenue for the three months ended March 31, 2024 and 2023, was $19.6 million and $14.8 million, respectively. The $4.8 million increase, or 32.4%, was primarily due to growth in distribution fees of $3.8 million (consistent with direct revenue growth), and increased infrastructure costs of $1.0 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2024 and 2023, was $26.6 million and $18.9 million, respectively. The $7.7 million increase, or 40.7%, was primarily due to increases in stock-based compensation expense of $4.4 million, primarily related to executive incentive awards, $1.6 million related to additional contractors and other services to support the company while scaling the size of our team back to early 2023 levels, and $1.0 million in marketing expense.
Product development expense
Product development expense for the three months ended March 31, 2024 and 2023, was $5.7 million and $5.5 million, respectively. There was a $1.7 million increase in contractor fees to support the engineering function after the RTO Plan. This was partially offset by a $1.5 million decline in salaries and employee expenses from lower headcount.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2024 and 2023, was $4.1 million and $8.0 million, respectively. The $3.9 million decrease, or 48.8%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $3.1 million decrease due to technology intangibles that had a three-year useful life which were fully amortized in the second quarter of 2023, and a $1.1 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2023.
Interest expense, net
Interest expense, net for the three months ended March 31, 2024 and 2023, was $7.2 million and $10.8 million, respectively. The $3.6 million decrease, or 33.3%, was primarily due to lower debt balances and lower interest rates under the 2023 Credit Agreement entered into in November 2023.
Other (expense) income, net
Other (expense), income, net for the three months ended March 31, 2024 and 2023, was expense of $0.1 million and income of $0.1 million, respectively.
Loss in fair value of warrant liability
Loss in fair value of warrant liability represents the change in the fair value of certain private placement warrants, public warrants and warrants originally issued to certain equity holders of Legacy Grindr (collectively, the “Warrants”) between measurement dates. The Warrants remained unexercised and were remeasured to fair value of $86.3 million as of March 31, 2024, because of the increase in our public warrant price as compared to December 31, 2023, resulting in a loss of $18.7 million for the three months ended March 31, 2024.
Income tax provision
Income tax provision for the three months ended March 31, 2024 and 2023, was $2.7 million and $15.5 million, respectively. The $12.8 million decrease, or 82.6%, was primarily due to the mark-to-market warrant liability adjustment, Section 162(m) officer compensation, and changes in the valuation allowance.
Our effective tax rates in fiscal 2024 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets; changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net loss
Net loss for the three months ended March 31, 2024 and 2023 was $9.4 million and $32.9 million, respectively. Net loss decreased by $23.5 million mainly due to an increase in revenue and decrease in income tax provision as discussed above.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA and Adjusted EBITDA margin, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income (loss) excluding income tax provision; interest expense, net; depreciation and amortization; stock-based compensation expense; transaction-related costs; gain (loss) in fair value of warrant liability; and severance expense, litigation-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which management and other employees are compensated. We exclude the above items as some are non-cash in nature and others may not be representative of normal operating results. While we believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with U.S. GAAP.
The following table presents the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
($ in thousands)	2024	2023
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(9,406)	$(32,899)
Interest expense, net	7,185	10,793
Income tax provision	2,680	15,503
Depreciation and amortization	4,119	7,952
Litigation-related costs (1)	422	1,211
Stock-based compensation expense	7,869	3,341
Severance expense (2)	58	676
Change in fair value of warrant liability (3)	18,680	15,317
Other (4)	—	105
Adjusted EBITDA	$31,607	$21,999
Revenue	$75,345	$55,809
Net loss margin	(12.5)%	(58.9)%
Adjusted EBITDA Margin	41.9%	39.4%
_________________
(1)Litigation-related costs primarily represent external legal fees associated with outstanding litigation or regulatory matters, including fees incurred in connection with the potential Norwegian Data Protection Authority fine and CWA unionization.
(2)Severance expense relates to severance incurred for employees who elected not to relocate or participate in our RTO Plan and other severance arrangements.
(3)Change in fair value of warrant liability relates to the Warrants that were remeasured as of March 31, 2024, due to the increase in our public warrant price since December 31, 2023.
(4)Other represents other costs that are unrelated to our core ongoing business operations.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2024 and 2023
The following table summarizes our total cash and cash equivalents:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash, and cash equivalents, including restricted cash (as of the end of period)	$22,153	$35,229
Net cash provided by (used in):
Operating activities	$20,449	$8,501
Investing activities	(1,148)	(1,493)
Financing activities	(26,146)	18,104
Net change in cash and cash equivalents	$(6,845)	$25,112
Cash flows provided by operating activities
Net cash provided by operating activities is primarily dependent on our revenues and is affected by timing of receipts from subscription and advertising sales. It is also dependent on managing our operating expenses, such as salaries and employee-related costs, selling and marketing expenses, and other general and administrative expenses. We expect to maintain strong operating cash flows given our historical performance. We will continue to try to invest in the right resources to support longer term profitable growth. Our operating cash flows should continue to cover our operating and financing costs.
During the three months ended March 31, 2024, our operations provided $20.4 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, including $18.7 million in loss in fair value of warrant liability, $4.1 million in depreciation and amortization, and stock-based compensation of $7.9 million, partially offset by a decrease in net working capital of $1.0 million, primarily from a $1.5 million increase in account receivables due to increase in direct revenue and indirect revenue during the year.
During the three months ended March 31, 2023, our operations provided $8.5 million of cash, which was primarily attributable to our net loss of $32.9 million, adjusted for non-cash items, including $8.0 million in depreciation and amortization, and $15.3 million in loss in fair value change in warrant liability and increase in working capital of $16.3 million, primarily from $22.0 million increase in accrued expenses and other current liabilities due to timing of payments, offset by a $6.3 million increase in account receivables due to increase in direct and indirect revenue during the period.
Cash flows used in investing activities
Net cash used in investing activities for the three months ended March 31, 2024, consisted primarily of additions to capitalized software of $1.0 million.
Net cash used in investing activities for the three months ended March 31, 2023, consisted primarily of additions to capitalized software of $1.5 million.
Cash flows (used in) provided by financing activities
Net cash used in financing activities for the three months ended March 31, 2024, consisted primarily of principal payments of debt of $25.8 million and payments to tax authorities for employee equity awards of $1.3 million.
Net cash provided by financing activities for the three months ended March 31, 2023 consisted primarily of $19.4 million in proceeds from the repayment of a promissory note to a member of Legacy Grindr and related interest (see Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information), $1.0 million in proceeds from the exercise of employee stock options, net of $1.1 million related to the principal payments of our long-term debt.
Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, borrowings under our credit facilities, and the sale of equity. To the extent existing cash, investments, and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of additional indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain additional covenants that restrict operations, including our ability to raise additional capital. Any additional equity financing may be dilutive to existing stockholders. We may also enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.
As of March 31, 2024, we had cash and cash equivalents of $21.5 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In November 2023, we refinanced our existing credit facility with a new $300.0 million term loan and $50.0 million revolving credit facility. We entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “2023 Credit Agreement”) that governs the term loan and revolving credit facility. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the new credit agreement and used the proceeds and cash on hand to repay in full all outstanding obligations under, and terminate, our prior credit agreement with Fortress Credit Corp. As of May 9, 2024, $296.3 million was outstanding under the term loan and $15.4 million was outstanding under the revolving credit facility. In January 2024 and April 2024, we repaid $22.0 million and $7.0 million, respectively, under our revolving credit facility. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Our wholly owned subsidiary, Grindr Capital LLC, is the borrower under the 2023 Credit Agreement and all obligations of Grindr Capital LLC under the 2023 Credit Agreement are guaranteed by Grindr Inc. and, subject to certain limited exceptions, our wholly owned domestic subsidiaries and are secured by substantially all of the assets of Grindr Inc., Grindr Capital LLC, and the guarantor subsidiaries.
Borrowings under our the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at our option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case, plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The applicable margin will be based upon our total net consolidated leverage ratio. Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.375% to 0.50% per annum, depending on our total consolidated net leverage ratio.
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
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three months ended March 31, 2024, we were not required to make any mandatory repayments.
The 2023 Credit Agreement requires compliance with certain financial covenants including a maximum total net leverage ratio and minimum fixed charge coverage ratio. The 2023 Credit Agreement also contains customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents, and sale and leaseback transactions. The 2023 Credit Agreement contains certain customary events of default. If an event of default has occurred and continues beyond any applicable cure period, all outstanding obligations under the

2023 Credit Agreement may be accelerated or the commitments may be terminated, amongst other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the 2023 Credit Agreement while an event of default is continuing.
Uses of Cash

Contractual obligations and other uses of cash
Our principal commitments have not materially changed from our Annual Report on Form 10-K for the year ended December 31, 2023, which consist of obligations under the 2023 Credit Agreement, operating leases for office space, and our payments for the use of cloud services. In addition, we are subject to pending legal proceedings from time to time, including a potential Norwegian Data Protection Authority fine. See Note 6, Note 7 and Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our payroll processes, as of March 31, 2024, as discussed in “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Remediation Plan
We are in the process of developing a plan to remediate the material weakness indicated above and will be implementing additional controls and processes to remediate the material weakness. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
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
Item 1A. Risk Factors
Other than the risk factors below, there have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
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

*    Filed herewith.
**    Previously filed.
***    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K, as amended), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on May 10, 2024.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)