Form 10-Q
period 2024-06-30
Grindr Inc.
filed 2024-08-08
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 175,992,214 shares of common stock outstanding as of August 5, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs, current expectations or projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipates,” “approximately,” “believes,” “continues,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “seeks,” “should,” “will” or the negative version of these words or other comparable words or phrases.
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
•our ability to successfully adopt generative artificial intelligence processes and algorithms into our daily operations, including by deploying generative artificial intelligence and machine learning into our products and services;
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

CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Paying Users, Average Paying Users, Average Direct Revenue per Average Paying User (“ARPPU”), Average Monthly Active Users (“Average MAUs”), Average Paying User Penetration, and Average Total Revenue Per User (“ARPU”). We define our key operating measures and how we calculate them in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics” included under Part I, Item 2 in this Quarterly Report on Form 10-Q. We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included under Part I, Item 2 in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$16,345	$27,606
Accounts receivable, net of allowance of $64 and $757, at June 30, 2024, and December 31, 2023, respectively	40,289	33,906
Prepaid expenses	5,468	4,190
Deferred charges	3,702	3,635
Other current assets	2,180	2,413
Total current assets	67,984	71,750
Restricted cash	605	1,392
Property and equipment, net	1,547	1,576
Capitalized software development costs, net	8,494	7,433
Intangible assets, net	76,102	82,332
Goodwill	275,703	275,703
Right-of-use assets	3,414	3,362
Other assets	1,193	1,047
Total assets	$435,042	$444,595
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$2,520	$3,526
Accrued expenses and other current liabilities	23,030	22,934
Current maturities of long-term debt, net	15,000	15,000
Deferred revenue	19,322	19,181
Total current liabilities	59,872	60,641
Long-term debt, net	282,691	325,600
Warrant liability	121,420	67,622
Lease liability	1,512	2,241
Deferred tax liability	3,819	4,665
Other non-current liabilities	7,474	2,118
Total liabilities	$476,788	$462,887
Commitments and Contingencies (Note 14)
Stockholders’ Deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at June 30, 2024, and December 31, 2023, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 176,712,370 and 175,377,711 shares issued at June 30, 2024, and December 31, 2023, respectively; 175,953,103 and 175,020,471 outstanding at June 30, 2024, and December 31, 2023, respectively	18	18
Treasury stock	(6,132)	(2,154)
Additional paid-in capital	57,009	44,655
Accumulated deficit	(92,641)	(60,811)
Total stockholders’ deficit	$(41,746)	$(18,292)
Total liabilities and stockholders’ deficit	$435,042	$444,595
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$82,345	$61,538	$157,690	$117,347
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	20,999	16,110	40,619	30,925
Selling, general and administrative expense	24,802	17,158	51,411	36,103
Product development expense	7,754	6,200	13,495	11,706
Depreciation and amortization	4,235	8,140	8,354	16,092
Total operating expenses	57,790	47,608	113,879	94,826
Income from operations	24,555	13,930	43,811	22,521
Other income (expense)
Interest expense, net	(6,669)	(12,917)	(13,854)	(23,710)
Other (expense) income, net	(227)	169	(344)	292
(Loss) gain in fair value of warrant liability	(35,118)	7,098	(53,798)	(8,219)
Total other expense, net	(42,014)	(5,650)	(67,996)	(31,637)
Net (loss) income before income tax	(17,459)	8,280	(24,185)	(9,116)
Income tax provision (benefit)	4,965	(14,051)	7,645	1,452
Net (loss) income and comprehensive (loss) income	$(22,424)	$22,331	$(31,830)	$(10,568)
Net (loss) income per share
Basic	$(0.13)	$0.13	$(0.18)	$(0.06)
Diluted	$(0.13)	$0.13	$(0.18)	$(0.06)
Weighted-average shares outstanding:
Basic	175,676,957	173,896,490	175,395,983	173,749,027
Diluted	175,676,957	174,380,412	175,395,983	173,749,027
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	173,524,360	$17	—	$—	$9,078	$(5,043)	$4,052
Net loss and comprehensive loss	—	—	—	—	—	—	—	(32,899)	(32,899)
Interest on the promissory note to a member	—	—	—	—	—	—	(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—	—	—	18,833	—	18,833
Payment of interest on promissory note to a member	—	—	—	—	—	—	520	—	520
Stock-based compensation	—	—	—	—	—	—	3,126	—	3,126
Vested restricted stock units	—	—	21,875	—	—	—	—	—	—
Exercise of stock options	—	—	296,477	—	—	—	1,010	—	1,010
Balance at March 31, 2023	—	$—	173,842,712	$17	—	$—	$32,285	$(37,942)	$(5,640)
Net income and comprehensive income	—	—	—	—	—	—	—	22,331	22,331
Stock-based compensation	—	—	—	—	—	—	3,432	—	3,432
Vested restricted stock units	—	—	21,875	—	—	—	—	—	—
Exercise of stock options	—	—	189,072	—	—	—	674	—	674
Balance at June 30, 2023	—	—	174,053,659	17	—	—	36,391	(15,611)	20,797

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) (continued)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(9,406)	(9,406)
Stock-based compensation	—	—	—	—	—	—	6,259	—	6,259
Vested restricted stock units	—	—	363,793	—	—	—	—	—	—
Exercise of stock options	—	—	164,295	—	—	—	916	—	916
Repurchase of common stock for net settlement of equity awards	—	—	—	—	157,276	(1,494)	—	—	(1,494)
Balance at March 31, 2024	—	$—	175,905,799	$18	514,516	$(3,648)	$51,830	$(70,217)	$(22,017)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(22,424)	(22,424)
Stock-based compensation	—	—	—	—	—	—	4,363	—	4,363
Vested restricted stock units	—	—	570,442	—	—	—	—	—	—
Exercise of stock options	—	—	236,129	—	—	—	816	—	816
Repurchase of common stock for net settlement of equity awards	—	—	—	—	244,751	(2,484)	—	—	(2,484)
Balance at June 30, 2024	—	$—	176,712,370	$18	759,267	$(6,132)	$57,009	$(92,641)	$(41,746)

See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss and comprehensive loss	$(31,830)	$(10,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	15,590	6,946
Loss in fair value of warrant liability	53,798	8,219
Amortization of debt discount and issuance costs	455	1,003
Interest income on promissory note from member	—	(282)
Depreciation and amortization	8,354	16,092
Provision for expected credit losses	(692)	923
Deferred income taxes	(846)	(4,913)
Non-cash lease expense	745	569
Changes in operating assets and liabilities:
Accounts receivable	(5,691)	(9,241)
Prepaid expenses and deferred charges	(1,345)	1,506
Other current assets	233	342
Other assets	(210)	(76)
Accounts payable	(1,101)	(939)
Accrued expenses and other current liabilities	212	5,909
Deferred revenue	141	(17)
Lease liability	(1,526)	(681)
Other liabilities	12	(9)
Net cash provided by operating activities	36,299	14,783
Investing activities
Purchases of property and equipment	(375)	(95)
Additions to capitalized software	(2,469)	(2,480)
Net cash used in investing activities	(2,844)	(2,575)
Financing activities
Proceeds from the exercise of stock options	1,732	1,704
Principal payments on debt	(43,300)	(18,703)
Withholding taxes paid on stock-based compensation	(3,935)	—
Transaction costs paid in connection with the Business Combination	—	(1,196)
Proceeds from the repayment of promissory note to a member including interest	—	19,353
Net cash (used in) provided by financing activities	(45,503)	1,158
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,048)	13,366
Cash, cash equivalents and restricted cash, beginning of the period	28,998	10,117
Cash, cash equivalents and restricted cash, end of the period	$16,950	$23,483
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$16,345	$22,091
Restricted cash	605	1,392
Cash, cash equivalents and restricted cash	$16,950	$23,483
Supplemental disclosure of cash flow information:
Cash interest paid	$13,725	$23,243
Income taxes paid	$7,132	$1,063
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$224	$—
Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for net settlement of equity awards	$55	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

1.Nature of Business
Grindr Inc. (the “Company” or “Grindr”) is headquartered in West Hollywood, California, and has additional offices in the San Francisco Bay Area, Chicago, and New York City. The Company operates the Grindr platform, a global social network platform serving and addressing the needs of gay, bisexual, and sexually explorative people around the world. The Grindr platform is available as an app through Apple’s App Store and Google Play. The Company offers both a free, ad-supported service and a premium subscription version.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2023. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
The accounts receivable balances, net of allowances, were $40,289 and $33,906 as of June 30, 2024, and December 31, 2023, respectively. The opening balance of accounts receivable, net of allowances, was $22,435 as of January 1, 2023.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Contract Liabilities
Deferred revenue consists of advance payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the term of the applicable subscription period or expected completion of the performance obligation which range from one week to twelve months. The deferred revenue balances were $19,322 and $19,181 as of June 30, 2024, and December 31, 2023, respectively. The opening balance of deferred revenue was $18,586 as of January 1, 2023.
For the three and six months ended June 30, 2024, the Company recognized revenue of $3,435 and $16,619, respectively, that was included in the deferred revenue balance as of December 31, 2023. For the three and six months ended June 30, 2023, the Company recognized revenue of $3,748 and $16,877, respectively, that was included in the deferred revenue balance as of December 31, 2022.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct revenue	$69,918	$53,185	$134,296	$101,311
Indirect revenue	12,427	8,353	23,394	16,036
	$82,345	$61,538	$157,690	$117,347

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America (1)	$50,106	$37,897	$95,609	$72,702
Europe	19,705	14,537	37,812	27,147
Rest of the world	12,534	9,104	24,269	17,498
	$82,345	$61,538	$157,690	$117,347
(1)North America includes revenue generated only from the U.S. and Canada.
During the three and six months ended June 30, 2024, revenue generated from the U.S., the Company's country of domicile, amounted to $47,865 and $91,252, respectively. During the three and six months ended June 30, 2023, revenue generated from the U.S. amounted to $36,137 and $69,373, respectively.
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
3.Other Current Assets
Other current assets consist of the following:

	June 30, 2024	December 31, 2023
Income tax receivable	$193	$1,537
Cloud computing arrangements implementation costs	130	172
Other current assets	1,857	704
	$2,180	$2,413
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Employee compensation and benefits	$6,107	$7,285
Litigation-related funds received from escrow (see Note 14)	5,929	5,929
Accrued professional service fees	2,917	3,252
Lease liability, short-term	2,270	1,405
Income and other taxes payable	1,645	1,389
Accrued legal expense	1,623	1,608
Accrued infrastructure expense	1,281	900
Accrued interest payable	242	174
Other accrued expenses	1,016	992
	$23,030	$22,934
6.Debt
Total debt for the Company is comprised of the following:

	June 30, 2024	December 31, 2023
Senior Term Loan Facility	$289,500	$300,000
Senior Revolving Facility	11,600	44,400
	301,100	344,400
Less: unamortized debt issuance and discount costs	(3,409)	(3,800)
Total debt	297,691	340,600
Less: current maturities of long-term debt	(15,000)	(15,000)
Long-term debt	$282,691	$325,600
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
On November 28, 2023, Grindr Capital borrowed the full amount of the Senior Term Loan Facility and $44,400 under the Senior Revolving Facility. Proceeds from the initial drawings under the 2023 Credit Facilities and cash on hand were used to repay in full outstanding obligations under the Company's previous credit agreement and to pay fees, premiums, costs, and expenses, including fees payable in connection with the 2023 Credit Agreement. Unused commitments under the 2023 Credit Agreement as of June 30, 2024, amounted to $38,400. As of June 30, 2024, and December 31, 2023, there were no swingline loans or letter of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of June 30, 2024, and December 31, 2023 is 8.4% and 8.5%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.50% per annum, depending on the total net leverage ratio of the Company. For the three and six months ended June 30, 2024, the Company’s commitment fee was not significant.
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
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and six months ended June 30, 2024, the Company was not required to make any mandatory prepayments.
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
For the three and six months ended June 30, 2024, the Company did not incur debt issuance costs in conjunction with the 2023 Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the condensed consolidated statements of operations and comprehensive loss.
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
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions. At June 30, 2024 and December 31, 2023, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances were measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of June 30, 2024 and December 31, 2023 were $299,595 and $342,678, respectively.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
7.Leases
Company as a lessee
The Company has two operating leases for office space that have lease periods expiring in 2025 and 2026, each with an option to renew. Renewal options are not recognized as part of the right-of-use assets and lease liabilities as it was not reasonably certain at the lease commencement dates that the Company would exercise either or both of these options to extend the leases. The Company has signed a third operating lease for office space. However, the Company has not taken possession of the office space and as such, no right-of use asset and lease liability has been recognized for this operating lease.
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
Components of lease cost included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations and comprehensive (loss) income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$523	$413	$936	$826
Short-term lease cost	342	—	647	—
Sublease income	(237)	(189)	(493)	(377)
Total lease cost	$628	$224	$1,090	$449
Supplemental cash flow information related to the leases is as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$865	$839
Right-of-use assets obtained in exchange for lease liabilities:
New lease entered into during the year	$797	$—
Supplemental balance sheet information related to the leases as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Assets:
Right-of-use assets	$3,414	$3,362
Liabilities:
Accrued expenses and other current liabilities	2,270	1,405
Lease liability, long-term portion	1,512	2,241
Total operating lease liabilities	$3,782	$3,646
Weighted average remaining operating lease term (years)	1.7	2.3
Weighted average operating lease discount rate	5.07%	11.41%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at the lease commencements. Future maturities of lease liabilities as of June 30, 2024, are as follows:

Remainder of 2024	$1,256
2025	2,254
2026	605
Thereafter	—
Total lease payments	$4,115
Less: imputed interest	(333)
Total lease liabilities	$3,782
There were no leases with residual value guarantees as of June 30, 2024.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant as of June 30, 2024 were as follows:

Remainder of 2024	$356
2025	729
2026	249
Thereafter	—
$1,334
8.Warrant Liabilities
In connection with Tiga’s initial public offering, Tiga issued: (i) 18,560,000 private placement warrants (“Private Warrants”) to its sponsor, Tiga Sponsor LLC (the “Sponsor”); and (ii) 13,800,000 public warrants. In connection with the reverse recapitalization treatment of the Business Combination, the Company effectively issued 37,360,000 warrants to purchase shares of Grindr’s common stock, which included 13,800,000 public warrants, 18,560,000 Private Warrants, 2,500,000 redeemable warrants (“Forward Purchase Warrants”) issued pursuant to the Second Amended and Restated Forward Purchase Agreement, dated May 9, 2022, by and between Tiga and the Sponsor (“FPA”), and 2,500,000 redeemable warrants issued pursuant to a backstop commitment under the FPA (“Backstop Warrants”). The Forward Purchase Warrants and the Backstop Warrants have the same terms and are in the same form as the public warrants (as such, will collectively be referred to as the “Public Warrants”).
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
As of June 30, 2024 and December 31, 2023, the Public Warrants and Private Warrants remained outstanding and unexercised. As of June 30, 2024 and December 31, 2023, the Public Warrants and Private Warrants together were remeasured to fair value of $121,420 and $67,622, respectively. The change in fair value was recognized in the condensed consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2024, a fair value loss of $35,118 and $53,798 was recognized, respectively. For the three and six months ended June 30, 2023, a fair value gain of $7,098 and loss of $8,219 was recognized, respectively.

9.Stock-based Compensation
Stock-based compensation expense is related to the grant of restricted units under the 2022 Equity Incentive Plan (“2022 Plan”) and the grant of stock options under the 2020 Equity Incentive Plan (“2020 Plan”).
2022 Plan
Executive Incentive Awards – Market condition awards
Certain restricted stock unit (“RSU”) awards granted by the Company are subject to market conditions. These market condition awards are issued upon the achievement (at varying levels) of certain market capitalization thresholds. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each market capitalization achievement date. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. No market condition awards were granted, forfeited, or issued during the three and six months ended June 30, 2024.
The Company used the Monte Carlo simulation model to value the liability-classified awards. The key inputs into the Monte Carlo simulation as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Expected term (in years)	10.0	10.0
Expected stock price volatility (1)	65.0%	65.0%
Risk-free interest rate (2)	4.3%	3.8%
Expected dividend yield (3)	—%	—%
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
During the fourth quarter of 2023, the KPIs and measurement framework related to 2023 KPI awards were approved and granted by the Company’s Compensation Committee as it relates to the year ending December 31, 2023. As of December 31, 2023, such KPIs were achieved. A total of 247,898 shares were issued in the first quarter of 2024 with a total fair value of $2,350. Stock-based compensation expense of $2,062 related to the service provided through issuance date

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
was recorded in the first quarter of 2024 in “Selling, general and administrative expense” on the condensed consolidated statements of operations and comprehensive (loss) income.
During the first quarter of 2024, the KPIs and measurement framework related to 2024 KPI awards were approved and granted by the Company’s Compensation Committee as it relates to the year ending December 31, 2024. As of June 30, 2024, the liability was measured based on a probability weighted approach and $986 was accrued and recorded in “Other non-current liabilities” in the condensed consolidated balance sheet. For the three and six months ended June 30, 2024, stock-based compensation expense of $895 and $986, respectively, related to the service provided from the grant date through June 30, 2024 were recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations and comprehensive (loss) income.
No KPI awards were granted for the three months ended June 30, 2024. No KPI awards were forfeited during the three and six months ended June 30, 2024.
Time-based Awards Activity
A summary of the unvested time-based RSU activity during the six months ended June 30, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	5,947,487	$8.61
Granted	1,531,038	$9.53
Vested	(934,235)	$8.65
Forfeited	(153,355)	$7.11
Outstanding at June 30, 2024	6,390,935	$8.85
2020 Plan
Stock options
The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,768,627	$4.71
Exercised	(400,424)	$4.32
Forfeited or expired	(122,378)	$5.06
Outstanding at June 30, 2024	1,245,825	$4.80
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative expenses	$6,917	$3,109	$14,340	$6,170
Product development expenses	$804	$496	1,250	$776
	$7,721	$3,605	$15,590	$6,946

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Stock-based compensation expense that was capitalized as an asset was $56 and $88 for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense that was capitalized as an asset was $84 and $138 for the three and six months ended June 30, 2023, respectively.
10.Income Tax
In determining the quarterly provisions for income taxes, the Company uses the estimated annual effective tax rate applied to the actual year-to-date (loss) income, adjusted for discrete items arising in that quarter. In addition, the effect of changes in enacted tax laws or rates and tax status is recognized in the interim period in which the change occurs.
The computation of the estimated annual effective rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax (loss) income for the year, projections of the proportion of (loss) income earned, tax in foreign jurisdictions, and permanent and temporary differences. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained, or the Company’s tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax provision in the quarter in which the change occurs.
For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $4,965 and $7,645, respectively. For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $14,051 and an income tax provision of $1,452, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the nondeductible fair value adjustments on the change in the warrant liabilities and also by the change in valuation allowance, nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit. Due to the ongoing market volatility of the fair value adjustments on the warrant liabilities, the adjustments are not estimable and as a result, the Company continues to apply the tax effect of the fair value adjustment to the warrant liabilities as a discrete item in the current quarter.
11.Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income and comprehensive (loss) income	$(22,424)	$22,331	$(31,830)	$(10,568)
Denominator:
Basic weighted average shares of common stock outstanding	175,676,957	173,896,490	175,395,983	173,749,027
Diluted effect of stock-based awards	—	483,922	—	—
Diluted weighted average shares of common shares outstanding	175,676,957	174,380,412	175,395,983	173,749,027

Net (loss) income per share
Basic	$(0.13)	$0.13	$(0.18)	$(0.06)
Diluted	$(0.13)	$0.13	$(0.18)	$(0.06)

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The following table presents the potential shares that are excluded from the computation of diluted net loss per share and comprehensive loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options issued under 2020 Plan	1,245,825	1,068,754	1,245,825	2,998,926
Time-based RSUs	6,390,935	4,538,936	6,390,935	5,648,901
Public and Private Warrants	37,360,000	37,360,000	37,360,000	37,360,000
Shares issuable for the market condition awards and 2024 KPI awards (see Note 9) are not included in the table above, as the market condition criterion and 2024 KPI award targets have not yet been achieved. Such shares are therefore not included in the Company's calculation of basic or diluted net income per share.
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,034	$6,034	$—	$—

Liabilities:
Common stock warrant liabilities	$121,420	$61,100	$60,320	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,495	$6,495	$—	$—
U.S. treasury bonds	10,717	10,717	—	—
	$17,212	$17,212	$—	$—

Liabilities:
Common stock warrant liabilities	$67,622	$34,028	$33,594	$—
Money market funds and U.S. treasury bonds
The money market funds and U.S. treasury bonds are classified within Level 1 as these securities are traded on an active public market.
Common stock warrant liabilities
The Private Warrants and Public Warrants were accounted for as a liability in accordance with ASC Topic 815, Derivatives and Hedging (see Note 8). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations and comprehensive loss.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$34,028	$33,594	$67,622
Change in fair value of warrant liability	27,072	26,726	53,798
Fair value as of June 30, 2024	$61,100	$60,320	$121,420
13.Related Parties
See Note 4 for information regarding related party transactions with Catapult GP II.
14.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2024, amounts accrued for contingent losses were not material to its financial position.
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,393 using the exchange rate as of June 30, 2024) for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third-party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third-party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $6,105 using the exchange rate as of June 30, 2024) Grindr LLC filed an appeal with the NDPA. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited (“Kunlun”) entered into an escrow agreement providing for Grindr Group's access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC's appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the “NPAB”).
On December 7, 2022, the NDPA upheld the reduced administrative fine against Grindr LLC and the appeal was sent to the NPAB for further consideration. On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On October 27, 2023, Grindr LLC filed suit in Oslo District Court to overturn the NPAB's decision, including to eliminate the fine. On July 1, 2024, the Oslo District Court upheld the prior decision and ordered Grindr to pay the government attorneys fees of approximately $50. At this time Grindr is evaluating whether to appeal or further contest the loss.
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
UK Potential Group Action
On March 15, 2024, Grindr LLC received a letter from a UK law firm asserting that it represented a group of Grindr users from a period between 2018 and 2020 and alleging unlawful processing of their personal data and misuse of their private information in alleged breach of UK data protection laws and UK GDPR. On April 22, 2024, the UK law firm issued proceedings in the English Court, which have not yet been made public or served. At this time, it is too early to determine the likely outcome of this matter or whether the matter may ultimately have a material adverse effect on the Company’s business, including because of the uncertainty of (i) whether Grindr LLC will incur a loss, (ii) if a loss is incurred, what the amount of that loss may be, and (iii) whether Grindr LLC may determine to appeal or further contest the loss.
15.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
In July 2024, the Company stockholders approved the amendment and restatement of the 2022 Plan to increase the number of shares reserved for issuance under the 2022 Plan by 2,860,300 shares from 13,764,400 shares to 16,624,700 shares (the “Amended 2022 Plan”). The Amended 2022 Plan became effective immediately upon stockholder approval at the Company's 2024 annual meeting of stockholders held on July 19, 2024.

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
Overview
Grindr Inc.’s (“Grindr” or the “Company”) mission is to build the global Gayborhood in Your Pocket™, and, through its success, to make a world where the lives of our global community are free, equal, and just. We manage and operate the Grindr platform, a global social network platform serving and addressing the needs of gay, bi, and sexually explorative people around the world. We had 14.1 million Average MAUs and 1,056 thousand Average Paying Users for the three months ended June 30, 2024, as compared to 13.1 million Average MAUs and 929 thousand Average Paying Users for the three months ended June 30, 2023. We had 13.9 million Average MAUs and 1,033 thousand Average Paying Users for the six months ended June 30, 2024, as compared to 13.0 million Average MAUs and 898 thousand Average Paying Users for the six months ended June 30, 2023.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products, including Grindr XTRA and Grindr Unlimited. A substantial portion of our revenue is from direct revenue, representing 84.9% and 85.2% of total revenue for the three and six months ended June 30, 2024, respectively. Direct revenue is derived directly from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription, or in the form of add-ons for pay-per-use access to premium features. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the LGBTQ social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means. Through gayborhood expansion initiatives, we are developing new products for users to engage with the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of LGBTQ people in partnership with organizations in every region of the world.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 15.1% and 14.8% of total revenue for the three and six months ended June 30, 2024, respectively. Indirect revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly target and reach our community. Advertisers on our Grindr platform span across many different industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities, including in-app banners, full-screen interstitials, and other customized units, typically sold on a number of impressions basis. Additionally, we contract with a variety of third-party advertisement sales platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase ad inventory with differentiated offerings.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which together we derived 84.6% and 85.1% of our total revenues for the six months ended June 30, 2024 and 2023, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users across the globe.
For the three months ended June 30, 2024, and 2023, we generated $82.3 million and $61.5 million of revenue, respectively, and for the six months ended June 30, 2024, and 2023, we generated $157.7 million and $117.3 million of revenue, respectively, representing period-over-period growth of 33.8% and 34.4% as compared to the three-month and six-month periods in 2023, respectively.
We had over 1,056 thousand and 1,033 thousand Average Paying Users for the three and six months ended June 30, 2024, respectively, representing period-over-period growth of 13.7% and 15.0% as compared to the three-month and six-month periods in 2023.
On average, profiles on our platform sent 476.5 million and 330.8 million daily messages for the three months ended June 30, 2024, and 2023, respectively, and 421.8 million and 324.3 million daily messages for the six months ended June 30, 2024, and 2023, respectively.

Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain categories of our employees. CWA subsequently filed with the NLRB several unfair labor practice charges against us and requested injunctive relief under Sec. 10(j) of the National Labor Relations Act. Acting on the petition, the NLRB conducted a secret-ballot election in November and December 2023. As of the date of filing of this Quarterly Report on Form 10-Q, the NLRB has not yet completed the tallying of votes from the election nor has it ruled on the unfair labor practice charges.
Consolidated Results for Three Months Ended June 30, 2024 and 2023
For the three months ended June 30, 2024 and 2023, we generated:
•Revenue of $82.3 million and $61.5 million, respectively. The increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was $20.8 million, or 33.8%.
•Net loss of $22.4 million and net income of $22.3 million, respectively. This resulted in a net loss margin of 27.2% and a net income margin of 36.3%, respectively. The decrease for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was $44.7 million.
•Adjusted EBITDA of $36.9 million and $26.9 million, respectively. This resulted in an Adjusted EBITDA margin of 44.9% and 43.7%, respectively. The Adjusted EBITDA increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was $10.0 million, or 37.2%. See “—Non-GAAP Financial Measures” below for more details on the calculations and reconciliations.
Consolidated Results for Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024 and 2023, we generated:
•Revenue of $157.7 million and $117.3 million, respectively. The increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was $40.3 million, or 34.4%.
•Net loss of $31.8 million and $10.6 million, respectively. This resulted in a net loss margin of 20.2% and 9.0%, respectively. The net loss increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was $21.3 million, or 201.2%.
•Adjusted EBITDA of $68.6 million and $48.9 million, respectively. This resulted in an Adjusted EBITDA margin of 43.5% and 41.7%, respectively. The Adjusted EBITDA increase for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was $19.7 million, or 40.3%. See “—Non-GAAP Financial Measures” below for more details on the calculations and reconciliations.
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
How We Generate Revenue
We currently generate revenue from two revenue streams—Direct Revenue and Indirect Revenue—both of which are driven by the Grindr platform. Direct Revenue is generated by our users who pay for subscriptions or add-ons to access premium features. Indirect Revenue is generated by third parties who pay us to advertise to our users.
Direct Revenue is driven by our subscription revenue and premium add-ons. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. Our subscription revenue has grown through organic user acquisition and the viral network effects enabled by our brand and the quality of our platform. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We offer premium add-ons on a pay-per-use, or a-la-carte, basis, such as the ability to boost a user profile to the top of the cascade. By introducing subscription and premium add-on offerings, we continue to increase our Average Paying Users. For the three and six months ended June 30, 2024, our Direct Revenue accounted for 84.9% and 85.2% of our total revenue, respectively. For the three and six months ended June 30, 2023, our Direct Revenue accounted for 86.4% and 86.3% of our total revenue, respectively.
Indirect Revenue primarily consists of revenue generated by third parties who pay to advertise to our users. Our advertising offerings provide advertisers with the opportunity to target and directly reach the LGBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, and other customized units, typically on a cost per mille (“CPM”) basis. We contract with a variety of third-party advertising platforms to market and sell a portion of our advertising inventory available on the Grindr platform. We intend to continue to grow our Indirect Revenue through advertising, partnerships, and other non-direct initiatives. For the three and six months ended June 30, 2024, our Indirect Revenue accounted for 15.1% and 14.8% of our total revenue, respectively. For the three and six months ended June 30, 2023, our Indirect Revenue accounted for 13.6% and 13.7% of our total revenue, respectively.
Operating and Financial Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except ARPPU and ARPU)	2024	2023	2024	2023
Key Operating Metrics
Average Paying Users	1,056	929	1,033	898
Average Monthly Active Users (“Average MAUs”)	14,051	13,131	13,878	12,979
Average Paying User Penetration	7.5%	7.1%	7.4%	6.9%
Average Direct Revenue per Average Paying User (“ARPPU”)	$22.08	$19.08	$21.67	$18.81
Average Total Revenue per User (“ARPU”)	$1.95	$1.56	$1.89	$1.51

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Key Financial and Non-GAAP Metrics(1)
Revenue	$82,345	$61,538	$157,690	$117,347
Direct revenue	$69,918	$53,185	$134,296	$101,311
Indirect revenue	$12,427	$8,353	$23,394	$16,036
Net (loss) income	$(22,424)	$22,331	$(31,830)	$(10,568)
Net (loss) income margin	(27.2)%	36.3%	(20.2)%	(9.0)%
Adjusted EBITDA	$36,945	$26,884	$68,552	$48,883
Adjusted EBITDA Margin	44.9%	43.7%	43.5%	41.7%
Net cash provided by operating activities	$15,850	$6,303	$36,299	$14,783
Operating cash flow conversion	(70.7)%	28.2%	(114.0)%	(139.9)%
Free cash flow	$14,154	$5,220	$33,455	$12,208
Free cash flow conversion	38.3%	19.4%	48.8%	25.0%
(1)See “—Non-GAAP Financial Measures” below for additional information and a reconciliation of non-GAAP financial measures to the most comparable GAAP financial measures.
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
•Average MAUs. A Monthly Active User (“MAU”) is a unique device that demonstrates activity on the Grindr platform during any given calendar month. Activity on the platform is defined as opening the app, sending or receiving a chat, or viewing another person's profile. We also exclude devices with linked profiles banned for spam. We calculate Average MAUs as a monthly average, by counting the total number of MAUs in each calendar month and then dividing by the number of months in the relevant period. We use Average MAUs to measure the number of active users on our platform on a monthly basis. We believe Average MAUs is a useful metric for assessing the health of our business and our growth in users.
•Average Paying User Penetration. We calculate Average Paying User Penetration by dividing Average Paying Users by our Average MAUs for any measurement period. We believe Average Paying User Penetration is a useful metric for assessing the overall health of our business.
•ARPPU. We calculate Average Revenue Per Paid User (“ARPPU”) based on Direct Revenue in any measurement period, divided by Average Paying Users in such a period and then divided by the number of months in the period. We believe ARPPU is a useful metric for assessing the growth of our business and future revenue trends.
•ARPU. We calculate Average Revenue Per User (“ARPU”) based on total revenue in any measurement period, divided by our Average MAUs in such a period divided by the number of months in the period. We believe ARPU is a useful metric for assessing the growth of our business and future revenue trends.
Non-GAAP Profitability
We use Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion, which are non-GAAP measures, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income (loss) excluding income tax provision (benefit); interest expense, net; depreciation and amortization; stock-based compensation expense; transaction-related costs; gain (loss) in fair value of warrant liability; and severance expense, litigation-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
See “— Non-GAAP Financial Measures” below for additional information and a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin.
Free Cash Flow and Free Cash Flow Conversion
We define free cash flow as net cash provided by (used in) operating activities less capitalized software, and purchases of property and equipment. Free cash flow conversion is calculated by dividing free cash flow for a period by Adjusted EBITDA for the same period.
See “— Non-GAAP Financial Measures” below for additional information and a reconciliation of net cash provided by operating activities and operating cash flow conversion to free cash flow and free cash flow conversion, respectively.
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness as well as through word of mouth. We convert these users to Paying Users by offering premium features that increase the probability of developing meaningful connections, improve the user experience and provide more control over the experience, and the ability to have an ad-free experience. We had over 1,056 thousand and 1,033 thousand Average Paying Users for the three and six months ended June 30, 2024, respectively, representing period-over-period growth of 13.7% and 15.0% as compared to the three-month and six-month periods in 2023, respectively. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans and/or our premium add-on offerings. As we scale and our community grows larger, we are able to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
Growth in ARPPU
We continually work to develop new monetization features and improve existing features in order to increase adoption of premium add-ons and our subscription programs. Many variables will impact our ARPPU, including paid product mix, the Paying Users geography, and the revenue generated from subscription versus premium add-on revenue. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates change, foreign currency exchange risk related to transactions carried out in a currency other than the U.S. dollar could negatively impact revenue and distort year-over-year comparability of operating results. To the extent our ARPPU growth slows, our revenue growth will become increasingly dependent on our ability to increase our Average Paying Users.
Investing in Growth While Driving Long-Term Profitability
Key investment areas for us include increasing headcount to rebuild our team. Additionally, we are investing in areas that will enhance our platform and the value we provide our users, which includes introducing new products, improving pricing and packaging, and localizing our products in international markets. We will also harness artificial intelligence and machine learning, which we refer to as AI/ML, along with prioritizing security and privacy, and improving matching capabilities for successful connections.
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers and product managers. As of June 30, 2024, we had 146 employees globally, 140 of which were full-time employees. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
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
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenue represents 41.9% and 42.1% of total revenue for the three and six months ended June 30, 2024, respectively, and 41.3% and 40.8% of total revenue for the three and six months ended June 30, 2023, respectively. We vary our pricing to align with relative value to local purchasing power and competitors. Our international revenues are typically earned in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
Direct Revenue. Direct revenue is reported gross of distribution fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers, and we act as the principal. Our subscription revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month and twelve-month periods. Subscribers pay in advance through third-party platforms, including Apple, Google Play, and Stripe, according to our terms and conditions. Subscription revenues, net of taxes and chargebacks, are recognized ratably over the term of the subscription. Premium add-on revenue is generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Premium features are activated upon purchase and are available for a short duration, generally, within one day. Revenue from premium add-ons is recognized upon purchase of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
Indirect Revenue. Indirect revenue primarily consists of revenue generated by third parties who pay us to advertise to our users. Our advertising operations provide advertisers with the opportunity to target and directly reach our community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, entertainment, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, and other customized units, typically on a CPM basis. We also contract with a variety of third-party advertising platforms to market and sell a portion of our advertising inventory on the Grindr platform. In those cases, we do not have discretion to set pricing in its arrangements because we receive a percentage of the amount the third-party ad platform charges the advertiser and we do not have a contractual relationship with the advertiser. Accordingly, we recognize revenue related to third-party ad platforms on a net basis.
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
Product development expense. Product development expense consists primarily of employee-related and contractor costs for personnel engaged in the design, development, testing, enhancement of product offerings, related technology, and related software costs.
Depreciation and Amortization. Depreciation is primarily related to computers, equipment, and leasehold improvements. Amortization is primarily related to capitalized software, acquired definite-lived intangible assets (customer relationships, technology, etc.).
Other income (expense)
Interest expense, net. Interest expense, net consists of interest expense incurred in connection with our long-term debt and revolving credit facility, net of interest income received on a promissory note to a member.
Other (expense) income, net. Other (expense) income, net consists of realized and unrealized exchange rate gains or losses.
(Loss) gain in fair value of warrant liability. (Loss) gain in fair value of warrant liability represents the change in fair value of our public and private warrants. As the private warrants are substantially similar to the public warrants, all of the warrants are remeasured from the publicly traded quotes from the active market.
Income tax provision (benefit)
Income tax provision (benefit) represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Our effective tax rates will vary depending on changes in the valuation of our deferred tax assets and liabilities, fluctuations in permanent differences, and changes in tax laws.

Results of Operations
Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	% of Total Revenue	2023	% of Total Revenue	2024	% of Total Revenue	2023	% of Total Revenue
Revenue	$82,345	100.0%	$61,538	100.0%	$157,690	100.0%	$117,347	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	20,999	25.5%	16,110	26.2%	40,619	25.8%	30,925	26.4%
Selling, general and administrative expense	24,802	30.1%	17,158	27.9%	51,411	32.6%	36,103	30.8%
Product development expense	7,754	9.4%	6,200	10.1%	13,495	8.6%	11,706	10.0%
Depreciation and amortization	4,235	5.1%	8,140	13.2%	8,354	5.3%	16,092	13.7%
Total operating expenses	57,790	70.2%	47,608	77.4%	113,879	72.2%	94,826	80.8%
Income from operations	24,555	29.8%	13,930	22.6%	43,811	27.8%	22,521	19.2%
Other income (expense)
Interest expense, net	(6,669)	(8.1)%	(12,917)	(21.0)%	(13,854)	(8.8)%	(23,710)	(20.2)%
Other (expense) income, net	(227)	(0.3)%	169	0.3%	(344)	(0.2)%	292	0.2%
(Loss) gain in fair value of warrant liability	(35,118)	(42.6)%	7,098	11.5%	(53,798)	(34.1)%	(8,219)	(7.0)%
Total other expense, net	(42,014)	(51.0)%	(5,650)	(9.2)%	(67,996)	(43.1)%	(31,637)	(27.0)%
Net (loss) income before income tax	(17,459)	(21.2)%	8,280	13.5%	(24,185)	(15.3)%	(9,116)	(7.8)%
Income tax provision (benefit)	4,965	6.0%	(14,051)	(22.8)%	7,645	4.8%	1,452	1.2%
Net (loss) income and comprehensive (loss) income	$(22,424)	(27.2)%	$22,331	36.3%	$(31,830)	(20.2)%	$(10,568)	(9.0)%
Net (loss) income per share	$(0.13)		$0.13		$(0.18)		$(0.06)
Revenue
Revenue for the three months ended June 30, 2024 and 2023, was $82.3 million and $61.5 million, respectively. The increase in revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 was $20.8 million, or 33.8%.

For the three months ended June 30, 2024 and 2023, direct revenue was $69.9 million and $53.2 million, respectively. The increase in direct revenue of $16.7 million, or 31.4% was driven by the year-over-year increases in ARPPU of $3.00 and in Average Paying Users of 127 thousand. Year-over-year growth for both ARPPU and Averaging Paying Users is largely a result of rolling out Weeklies, our weekly XTRA and weekly Unlimited subscription offerings, to all of our users worldwide, as well as a result of the continued MAU growth. Weekly XTRA was introduced late in the second quarter of 2023 and weekly Unlimited was introduced late in the first quarter of 2024. Introducing our shorter duration Weeklies products gave our users lower priced options for both XTRA and Unlimited subscriptions. ARPPU increased by 15.7%, or $3.00, to $22.08 for the three months ended June 30, 2024, from $19.08 for the three months ended June 30, 2023. Our ARPPU increased as a result of improved product mix with higher revenue generated by subscription products with higher average monthly price. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the three months ended June 30, 2024, Average Paying Users increased by 127 thousand, from 929 thousand for the three months ended June 30, 2023, to 1,056 thousand for the three months ended June 30, 2024.

For the three months ended June 30, 2024 and 2023, indirect revenue was $12.4 million and $8.4 million, respectively. The increase in indirect revenue of $4.0 million, or 47.6% was primarily driven by growth in revenue from third-party advertising platforms.
Revenue from North America increased by $12.2 million, or 32.2%, for the three months ended June 30, 2024, to $50.1 million as compared to $37.9 million for the three months ended June 30, 2023. During this same period, revenue from Europe increased by $5.2 million, or 35.6%, to $19.7 million in the three months ended June 30, 2024, as compared to $14.5 million in the three months ended June 30, 2023. Revenue from the remainder of the world increased by $3.4 million, or 37.7%, to $12.5 million in the three months ended June 30, 2024, as compared to $9.1 million in the three months ended June 30, 2023.

Revenue for the six months ended June 30, 2024 and 2023, was $157.7 million and $117.3 million, respectively. The increase in revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 was $40.4 million increase, or 34.4%.
For the six months ended June 30, 2024 and 2023, direct revenue was $134.3 million and $101.3 million, respectively. The increase in direct revenue of $33.0 million, or 32.6% was driven by the year-over-year increase in ARPPU of $2.86 and in Average Paying Users of 135 thousand. Year-over-year growth for both ARPPU and Averaging Paying Users is largely a result of rolling out Weeklies, our weekly XTRA and weekly Unlimited subscription offerings, to all of our users worldwide, as well as a result of the continued MAU growth. Weekly XTRA was introduced late in the second quarter of 2023 and weekly Unlimited was introduced late in the first quarter of 2024. Introducing our shorter duration Weeklies products gave our users lower priced options for both XTRA and Unlimited subscriptions. ARPPU increased by 15.2%, or $2.86, to $21.67 for the six months ended June 30, 2024, from $18.81 for the six months ended June 30, 2023. Our ARPPU increased mainly as a result of improved product mix with higher revenue from subscription products with higher average monthly price. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the six months ended June 30, 2024, Average Paying Users increased by 135 thousand, from 898 thousand for the six months ended June 30, 2023, to 1,033 thousand for the six months ended June 30, 2024.
For the six months ended June 30, 2024 and 2023, indirect revenue was $23.4 million and $16.0 million, respectively. The increase in indirect revenue of $7.4 million, or 46.3% was primarily driven by growth in revenue from third-party advertising platforms.
Revenue from North America increased by $22.9 million, or 31.5%, for the six months ended June 30, 2024, to $95.6 million as compared to $72.7 million for the six months ended June 30, 2023. During this same period, revenue from Europe increased by $10.7 million, or 39.3%, to $37.8 million in the six months ended June 30, 2024, as compared to $27.1 million in the six months ended June 30, 2023. Revenue from the remainder of the world increased by $6.8 million, or 38.7%, to $24.3 million in the six months ended June 30, 2024, as compared to $17.5 million in the six months ended June 30, 2023.
Cost of revenue
Cost of revenue for the three months ended June 30, 2024 and 2023, was $21.0 million and $16.1 million, respectively. The $4.9 million increase, or 30.4%, was primarily due to growth in distribution fees of $3.9 million (consistent with direct revenue growth), and increased infrastructure costs of $1.2 million.
Cost of revenue for the six months ended June 30, 2024 and 2023, was $40.6 million and $30.9 million, respectively. The $9.7 million increase, or 31.4%, was primarily due to growth in distribution fees of $7.8 million (consistent with direct revenue growth), and increased infrastructure costs of $2.2 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2024 and 2023, was $24.8 million and $17.2 million, respectively. The $7.6 million increase, or 44.2%, was primarily due to higher personnel related expenses of $6.8 million, including an increase of $3.9 million in stock-based compensation expense, primarily related to executive incentive awards, and an increase of $2.2 million in employee compensation. There is also an increase of $1.3 million in marketing expenses, and an increase of $0.7 million in contractor expenses to support scaling the size of our team back to early 2023 levels.
Selling, general and administrative expense for the six months ended June 30, 2024 and 2023, was $51.4 million and $36.1 million, respectively. The $15.3 million increase, or 42.4%, was primarily due to higher personnel related expenses of $11.1 million, including an increase of $8.2 million in stock-based compensation expense, primarily related to executive incentive awards, and an increase of $2.9 million in employee compensation. There is also an increase of $2.5 million in contractor expenses to support scaling the size of our team back to early 2023 levels and an increase of $2.3 million in marketing expenses.
Product development expense
Product development expense for the three months ended June 30, 2024 and 2023, was $7.8 million and $6.2 million, respectively. The $1.6 million increase, or 25.8% is primarily related to a $1.7 million increase in contractor fees to support the engineering function while scaling the size of our team back to early 2023 levels.

Product development expense for the six months ended June 30, 2024 and 2023, was $13.5 million and $11.7 million, respectively. The $1.8 million increase, or 15.4% was primarily related to a $3.0 million increase in contractor fees to support the engineering function while scaling the size of our team back to early 2023 levels. This was partially offset by a $1.8 million decline in personnel related expenses due to lower headcount.
Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2024 and 2023, was $4.2 million and $8.1 million, respectively. The $3.9 million decrease, or 48.1%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $2.3 million decrease due to technology intangibles that had a three-year useful life which were fully amortized in the second quarter of 2023, and a $1.1 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2023.
Depreciation and amortization for the six months ended June 30, 2024 and 2023, was $8.4 million and $16.1 million, respectively. The $7.7 million decrease, or 47.8%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $5.3 million decrease due to technology intangibles that had a three-year useful life which were fully amortized in the second quarter of 2023, and a $2.2 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2023.
Interest expense, net
Interest expense, net for the three months ended June 30, 2024 and 2023, was $6.7 million and $12.9 million, respectively. The $6.2 million decrease, or 48.1%, was primarily due to lower debt balances and lower interest rates under the 2023 Credit Agreement entered into in November 2023.
Interest expense, net for the six months ended June 30, 2024 and 2023, was $13.9 million and $23.7 million, respectively. The $9.8 million decrease, or 41.4%, was primarily due to lower debt balances and lower interest rates under the 2023 Credit Agreement entered into in November 2023.
Other (expense) income, net
Other (expense), income, net for the three months ended June 30, 2024 and 2023, was expense of $0.2 million and income of $0.2 million, respectively.
Other (expense), income, net for the six months ended June 30, 2024 and 2023, was expense of $0.3 million and income of $0.3 million, respectively.
(Loss) gain in fair value of warrant liability
(Loss) gain in fair value of warrant liability represents the change in the fair value of our public and private warrants (the “Warrants”) between each reporting period. The Warrants remained unexercised and were remeasured to fair value of $121.4 million as of June 30, 2024, because of the increase in our public warrant price, resulting in a loss for the three and six months ended June 30, 2024 of $35.1 million and $53.8 million, respectively. For the three and six months ended June 30, 2023, we recognized a gain of $7.1 million and a loss of $8.2 million, respectively, related to the change in our public warrant price between reporting periods.
Income tax provision (benefit)
Income tax provision (benefit) for the three months ended June 30, 2024 and 2023, was a provision of $5.0 million and a benefit of $14.1 million, respectively. The $19.1 million change, or 135.5%, was primarily due to changes in the comparable quarters income and changes in the computed annual effective tax rate, including changes in the forecast of income, the Section 162(m) officer compensation, foreign derived intangible income deduction, and research and development credits.
Income tax provision (benefit) for the six months ended June 30, 2024 and 2023, was $7.6 million and $1.5 million, respectively. The $6.1 million increase, or 406.7%, was primarily due to changes in year over year quarter to date income, and changes in the computed annual effective tax rate, including changes in the forecast of income, the Section 162(m) officer compensation, foreign derived intangible income deduction, and research and development credits.
Our effective tax rates in fiscal 2024 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets; changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net (loss) income
Net (loss) income for the three months ended June 30, 2024 and 2023 was a loss of $22.4 million and an income of $22.3 million, respectively. The change of $44.7 million is mainly due to a $42.2 million difference in the change in fair value of warrant liability, $19.1 million change in income tax provision (benefit); partially offset by a $10.7 million increase in income from operations and a $6.2 million decrease in interest expense, as discussed above.
Net loss for the six months ended June 30, 2024 and 2023 was $31.8 million and $10.6 million, respectively. Net loss decreased by $21.2 million is mainly due to $45.6 million increase in loss in fair value of warrant liability, and a $6.1 million increase in income tax provision; partially offset by a $21.3 million increase in income from operations and a $9.8 million decrease in interest expense, as discussed above.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income (loss) excluding income tax provision (benefit); interest expense, net; depreciation and amortization; stock-based compensation expense; transaction-related costs; gain (loss) in fair value of warrant liability; and severance expense, litigation-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
Free Cash Flow and Free Cash Flow Conversion
We define free cash flow as net cash provided by (used in) operating activities less capitalized software and purchases of property and equipment. Free cash flow is an indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after capitalized software development costs and purchases of property and equipment, that can be used to repay debt obligations and/or for strategic initiatives. Free cash flow conversion is calculated by dividing free cash flow for a period by Adjusted EBITDA for the same period. Free cash flow and free cash flow conversion do not represent our residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(22,424)	$22,331	$(31,830)	$(10,568)
Interest expense, net	6,669	12,917	13,854	23,710
Income tax provision (benefit)	4,965	(14,051)	7,645	1,452
Depreciation and amortization	4,235	8,140	8,354	16,092
Litigation-related costs (1)	661	288	1,083	1,499
Stock-based compensation expense	7,721	3,605	15,590	6,946
Severance expense (2)	—	—	58	—
Change in fair value of warrant liability (3)	35,118	(7,098)	53,798	8,219
Other (4)	—	752	—	1,533
Adjusted EBITDA	$36,945	$26,884	$68,552	$48,883
Revenue	$82,345	$61,538	$157,690	$117,347
Net (loss) income margin	(27.2)%	36.3%	(20.2)%	(9.0)%
Adjusted EBITDA Margin	44.9%	43.7%	43.5%	41.7%

Net cash provided by operating activities	$15,850	$6,303	$36,299	$14,783
Less:
Capitalized development software costs and purchases of property and equipment	(1,696)	(1,083)	(2,844)	(2,575)
Free cash flow	$14,154	$5,220	$33,455	$12,208
Operating cash flow conversion (5)	(70.7)%	28.2%	(114.0)%	(139.9)%
Free cash flow conversion	38.3%	19.4%	48.8%	25.0%
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
(3)Change in fair value of warrant liability relates to the Warrants that were remeasured as of June 30, 2024 and 2023.
(4)Other represents other costs that are unrelated to our core ongoing business operations.
(5)Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net income (loss).
Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2024 and 2023
The following table summarizes our total cash and cash equivalents:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Cash, and cash equivalents, including restricted cash (as of the end of period)	$16,950	$23,483
Net cash provided by (used in):
Operating activities	$36,299	$14,783
Investing activities	(2,844)	(2,575)
Financing activities	(45,503)	1,158
Net change in cash and cash equivalents	$(12,048)	$13,366

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
During the six months ended June 30, 2024, our operations provided $36.3 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, which include $53.8 million in loss in fair value of warrant liability, stock-based compensation of $15.6 million, and $8.4 million in depreciation and amortization, partially offset by a decrease in net working capital of $9.3 million, primarily from a $5.7 million increase in account receivables due to increase in direct revenue and indirect revenue during the year.
During the six months ended June 30, 2023, our operations provided $14.8 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, which include $16.1 million in depreciation and amortization, $8.2 million in the fair value change in warrant liability and $4.2 million in other non-cash adjustments, partially offset by a decrease in net working capital of $3.2 million, primarily from a $9.2 million increase in account receivables due to increase in direct revenue and indirect revenue during the year.
Cash flows used in investing activities
Net cash used in investing activities for the six months ended June 30, 2024, consisted primarily of additions to capitalized software of $2.5 million.
Net cash used in investing activities for the six months ended June 30, 2023 consisted primarily of additions to capitalized software of $2.5 million.
Cash flows (used in) provided by financing activities
Net cash used in financing activities for the six months ended June 30, 2024, consisted primarily of principal payments of debt of $43.3 million, payments to tax authorities for employee equity awards of $3.9 million, net of $1.7 million in proceeds from the exercise of employee stock options.
Net cash provided by financing activities for the six months ended June 30, 2023 consisted of $19.4 million in proceeds from repayment of a promissory note to a member and related interest, and $1.7 million in proceeds from the exercise of employee stock options, partially offset by $18.7 million related to the principal paydown of our long-term debt.
Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, borrowings under our credit facilities, and the sale of equity. To the extent existing cash, investments, and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked, or debt financings. If we raise additional funds through the incurrence of additional indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain additional covenants that restrict operations, including our ability to raise additional capital. Any additional equity financing may be dilutive to existing stockholders. We may also enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.
As of June 30, 2024, we had cash and cash equivalents of $16.3 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In November 2023, we refinanced our existing credit facility with a new $300.0 million term loan and $50.0 million revolving credit facility. We entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “2023 Credit Agreement”) that governs the term loan and revolving credit facility. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the new credit agreement and used the proceeds and cash on hand to repay in full all outstanding obligations under, and terminate, our prior credit agreement with Fortress Credit Corp. As of August 5, 2024, $289.5 million was outstanding under the term loan and $11.6 million was outstanding under the revolving credit facility. In January 2024, April 2024, and June 2024, we repaid $22.0 million, $7.0 million, and $3.8 million, respectively, under our revolving credit facility. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Borrowings under our the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at our option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR, in each case, plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The applicable margin will be based upon our total net consolidated leverage ratio. Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.375% to 0.50% per annum, depending on our total consolidated net leverage ratio.
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
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and six months ended June 30, 2024, we were not required to make any mandatory repayments.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our payroll processes as of June 30, 2024, as discussed in “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Remediation Plan
As of June 30, 2024, we have designed and implemented controls and processes to remediate the material weakness indicated above. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Nathan Richardson, Director	Adoption	05/15/2024	X		25,485	12/31/2025
Kye Chen, Chief Accounting Officer	Adoption	06/07/2024	X		82,291(4)	12/06/2025

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)	Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.
(4)
Includes 55,312 shares of common stock subject to restricted stock units (“RSUs”) previously granted to Ms. Chen that may vest and be released on or prior to December 6, 2025. The actual number of shares that will be released to Ms. Chen in respect of such RSUs and sold pursuant to the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by the Company to cover tax withholding obligations arising from the vesting of such RSUs and is not yet determinable.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
10.1**	Amended and Restated Grindr Inc. 2022 Equity Incentive Plan and forms of award agreement thereunder	Form 8-K	001-39714	10.1	July 25, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as inline XBRL and contained in Exhibit 101

*    Filed herewith.
**    Previously filed.
***    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on August 8, 2024.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)