Form 10-Q
period 2024-09-30
Grindr Inc.
filed 2024-11-08
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 176,612,391 shares of common stock outstanding as of November 5, 2024.

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
•our success in retaining or recruiting directors, officers, key employees, or other key personnel, and our success in managing any changes in such roles;
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended (our “Annual Report”), as supplemented by the section titled “Risk Factors” included under Part II, Item 1A, of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Paying Users, Average Paying Users, Average Direct Revenue per Average Paying User (“ARPPU”), Average Monthly Active Users (“Average MAUs”), Average Paying User Penetration, and Average Total Revenue Per User (“ARPU”). We define our key operating measures and how we calculate them in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics” included under Part I, Item 2 in this Quarterly Report on Form 10-Q. We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included under Part I, Item 2 in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Grindr Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$39,120	$27,606
Accounts receivable, net of allowance of $114 and $757, at September 30, 2024, and December 31, 2023, respectively	43,984	33,906
Prepaid expenses	5,188	4,190
Deferred charges	3,773	3,635
Other current assets	605	2,413
Total current assets	92,670	71,750
Restricted cash	605	1,392
Property and equipment, net	1,652	1,576
Capitalized software development costs, net	8,665	7,433
Intangible assets, net	72,987	82,332
Goodwill	275,703	275,703
Right-of-use assets	2,922	3,362
Other assets	1,141	1,047
Total assets	$456,345	$444,595
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$2,082	$3,526
Accrued expenses and other current liabilities	26,371	22,934
Current maturities of long-term debt, net	15,000	15,000
Deferred revenue	19,895	19,181
Total current liabilities	63,348	60,641
Long-term debt, net	279,136	325,600
Warrant liability	113,200	67,622
Lease liability	1,030	2,241
Deferred tax liability	3,422	4,665
Other non-current liabilities	9,612	2,118
Total liabilities	$469,748	$462,887
Commitments and Contingencies (Note 14)
Stockholders’ Deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at September 30, 2024, and December 31, 2023, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 177,085,154 and 175,377,711 shares issued at September 30, 2024, and December 31, 2023, respectively; 176,188,289 and 175,020,471 outstanding at September 30, 2024, and December 31, 2023, respectively	18	18
Treasury stock	(7,776)	(2,154)
Additional paid-in capital	62,315	44,655
Accumulated deficit	(67,960)	(60,811)
Total stockholders’ deficit	$(13,403)	$(18,292)
Total liabilities and stockholders’ deficit	$456,345	$444,595
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$89,325	$70,258	$247,015	$187,605
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	22,915	18,243	63,534	49,168
Selling, general and administrative expense	24,976	16,420	76,387	52,523
Product development expense	8,806	13,270	22,301	24,976
Depreciation and amortization	4,241	5,753	12,595	21,845
Total operating expenses	60,938	53,686	174,817	148,512
Income from operations	28,387	16,572	72,198	39,093
Other income (expense)
Interest expense, net	(6,400)	(11,985)	(20,254)	(35,695)
Other income (expense), net	68	(390)	(276)	(98)
Gain (loss) in fair value of warrant liability	8,219	(3,362)	(45,579)	(11,581)
Total other income (loss), net	1,887	(15,737)	(66,109)	(47,374)
Net income (loss) before income tax	30,274	835	6,089	(8,281)
Income tax provision	5,593	1,272	13,238	2,724
Net income (loss) and comprehensive income (loss)	$24,681	$(437)	$(7,149)	$(11,005)
Net income (loss) per share
Basic	$0.14	$—	$(0.04)	$(0.06)
Diluted	$0.09	$—	$(0.04)	$(0.06)
Weighted-average shares outstanding:
Basic	176,034,571	174,113,605	175,610,399	173,871,888
Diluted	179,961,828	174,113,605	175,610,399	173,871,888
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	173,524,360	$17	—	$—	$9,078	$(5,043)	$4,052
Net loss and comprehensive loss	—	—	—	—	—	—	—	(32,899)	(32,899)
Interest on the promissory note to a member	—	—	—	—	—	—	(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—	—	—	18,833	—	18,833
Payment of interest on promissory note to a member	—	—	—	—	—	—	520	—	520
Stock-based compensation	—	—	—	—	—	—	3,126	—	3,126
Vested restricted stock units	—	—	21,875	—	—	—	—	—	—
Exercise of stock options	—	—	296,477	—	—	—	1,010	—	1,010
Balance at March 31, 2023	—	$—	173,842,712	$17	—	$—	$32,285	$(37,942)	$(5,640)
Net income and comprehensive income	—	—	—	—	—	—	—	22,331	22,331
Stock-based compensation	—	—	—	—	—	—	3,432	—	3,432
Vested restricted stock units	—	—	21,875	—	—	—	—	—	—
Exercise of stock options	—	—	189,072	—	—	—	674	—	674
Balance at June 30, 2023	—	$—	174,053,659	$17	—	$—	$36,391	$(15,611)	$20,797
Net loss and comprehensive loss	—	—	—	—	—	—	—	(437)	(437)
Pre-Closing entity income tax adjustment	—	—	—	—	—	—	(148)	—	(148)
Stock-based compensation	—	—	—	—	—	—	3,474	—	3,474
Vested restricted stock units	—	—	31,180	—	—	—	—	—	—
Exercise of stock options	—	—	121,725	—	—	—	458	—	458
Balance at September 30, 2023	—	$—	174,206,564	$17	—	$—	$40,175	$(16,048)	$24,144

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (unaudited) (continued)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(9,406)	(9,406)
Stock-based compensation	—	—	—	—	—	—	6,259	—	6,259
Vested restricted stock units	—	—	363,793	—	—	—	—	—	—
Exercise of stock options	—	—	164,295	—	—	—	916	—	916
Repurchase of common stock for net settlement of equity awards	—	—	—	—	157,276	(1,494)	—	—	(1,494)
Balance at March 31, 2024	—	$—	175,905,799	$18	514,516	$(3,648)	$51,830	$(70,217)	$(22,017)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(22,424)	(22,424)
Stock-based compensation	—	—	—	—	—	—	4,363	—	4,363
Vested restricted stock units	—	—	570,442	—	—	—	—	—	—
Exercise of stock options	—	—	236,129	—	—	—	816	—	816
Repurchase of common stock for net settlement of equity awards	—	—	—	—	244,751	(2,484)	—	—	(2,484)
Balance at June 30, 2024	—	$—	176,712,370	$18	759,267	$(6,132)	$57,009	$(92,641)	$(41,746)
Net income and comprehensive income	—	—	—	—	—	—	—	24,681	24,681
Stock-based compensation	—	—	—	—	—	—	5,005	—	5,005
Vested restricted stock units	—	—	320,431	—	—	—	—	—	—
Exercise of stock options	—	—	52,190	—	—	—	299	—	299
Exercise of warrants	—	—	163	—	—	—	2	—	2
Repurchase of common stock for net settlement of equity awards	—	—	—	—	137,598	(1,644)	—	—	(1,644)
Balance at September 30, 2024	—	$—	177,085,154	$18	896,865	$(7,776)	$62,315	$(67,960)	$(13,403)

See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss and comprehensive loss	$(7,149)	$(11,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	22,642	10,594
Loss in fair value of warrant liability	45,579	11,581
Amortization of debt discount and issuance costs	683	1,452
Interest income on promissory note from member	—	(282)
Depreciation and amortization	12,595	21,845
Provision for expected credit losses	(642)	540
Deferred income taxes	(1,243)	(7,221)
Non-cash lease expense	1,237	867
Changes in operating assets and liabilities:
Accounts receivable	(9,436)	(10,416)
Prepaid expenses and deferred charges	(1,136)	1,621
Other current assets	1,808	538
Other assets	(191)	(175)
Accounts payable	(1,660)	(2,883)
Accrued expenses and other current liabilities	3,619	6,542
Deferred revenue	714	561
Lease liability	(2,008)	(1,043)
Other liabilities	12	—
Net cash provided by operating activities	65,424	23,116
Investing activities
Purchases of property and equipment	(699)	(241)
Additions to capitalized software	(3,388)	(3,248)
Net cash used in investing activities	(4,087)	(3,489)
Financing activities
Proceeds from the exercise of stock options	2,031	2,142
Proceeds from the exercise of warrants	1	—
Principal payments on debt	(47,050)	(18,703)
Withholding taxes paid on stock-based compensation	(5,592)	—
Transaction costs paid in connection with the Business Combination	—	(1,196)
Proceeds from the repayment of promissory note to a member including interest	—	19,353
Net cash (used in) provided by financing activities	(50,610)	1,596
Net increase in cash, cash equivalents and restricted cash	10,727	21,223
Cash, cash equivalents and restricted cash, beginning of the period	28,998	10,117
Cash, cash equivalents and restricted cash, end of the period	$39,725	$31,340
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$39,120	$29,948
Restricted cash	605	1,392
Cash, cash equivalents and restricted cash	$39,725	$31,340
Supplemental disclosure of cash flow information:
Cash interest paid	$20,291	$34,973
Income taxes paid	$9,959	$5,494
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$292	$—
Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for net settlement of equity awards	$51	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

1.Nature of Business
Grindr Inc. (the “Company” or “Grindr”) is headquartered in West Hollywood, California, and has additional offices in the San Francisco Bay Area, Chicago, and New York City. The Company operates the Grindr platform, a global social network platform serving and addressing the needs of gay, bisexual, and sexually explorative people around the world. The Grindr platform is available as an app through Apple’s app store ("Apple") and Google Play. The Company offers both a free, advertising-supported service and a premium subscription version.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2023. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
Recurring Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:
•Money market funds and U.S. treasury bonds — The carrying amount of money market funds and U.S. treasury bonds approximates fair value and is classified within Level 1 as these securities are traded on an active public market.
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
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s credit agreement balances as disclosed in Note 6 are measured based on prices quoted from a third-party financial institution.
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
The Company derives substantially all of its revenue from direct revenue and indirect revenue, each as described below. As permitted under the practical expedient available under Accounting Standards Update (“ASU”) 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.
Direct Revenue
Direct revenue consists of subscription revenue. Subscription revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month, and twelve-month lengths. Subscription revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Direct revenue also consists of premium add-on revenue generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Premium features are activated upon purchase and are available for a short duration, generally, within one day. Revenue from premium add-ons is recognized upon purchase of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores. Subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
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
The pricing and terms for all advertising arrangements are governed by either a master contract or insertion order. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions with advertising service providers, the contractually agreed upon price per advertising unit is generally based on the Company’s revenue share or fixed revenue rate as stated in the contract. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period. Revenue from advertising transactions with advertising service providers is recognized net of the amounts retained by the advertising service provider as the Company does not know and expects not to know the gross amount paid by advertisers.
Accounts Receivable, net of allowance for credit losses
Grindr users generally access the Company app and pay for subscriptions and premium add-on features through Apple or Google Play. The Company evaluates the credit worthiness of these mobile app stores on an ongoing basis and does not require collateral from these entities. Accounts receivable also include amounts billed and currently due from advertising customers. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon historical collection trends adjusted for economic conditions using reasonable and supportable forecasts.

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The accounts receivable balances, net of allowances, were $43,984 and $33,906 as of September 30, 2024, and December 31, 2023, respectively. The opening balance of accounts receivable, net of allowances, was $22,435 as of January 1, 2023.
Contract Liabilities
Deferred revenue consists of advance payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the term of the applicable subscription period or expected completion of the performance obligation which range from one week to twelve months. The deferred revenue balances were $19,895 and $19,181 as of September 30, 2024, and December 31, 2023, respectively. The opening balance of deferred revenue was $18,586 as of January 1, 2023.
For the three and nine months ended September 30, 2024, the Company recognized revenue of $1,991 and $18,610, respectively, that was included in the deferred revenue balance as of December 31, 2023. For the three and nine months ended September 30, 2023, the Company recognized revenue of $1,239 and $18,116, respectively, that was included in the deferred revenue balance as of December 31, 2022.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct revenue	$76,907	$61,575	$211,203	$162,886
Indirect revenue	12,418	8,683	35,812	24,719
	$89,325	$70,258	$247,015	$187,605

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America (1)	$53,339	$42,570	$148,948	$115,272
Europe	22,763	17,407	60,575	44,554
Rest of the world	13,223	10,281	37,492	27,779
	$89,325	$70,258	$247,015	$187,605
(1)North America includes revenue generated only from the U.S. and Canada.
During the three and nine months ended September 30, 2024, revenue generated from the U.S., the Company’s country of domicile, amounted to $50,830 and $142,082, respectively. During the three and nine months ended September 30, 2023, revenue generated from the U.S. amounted to $40,450 and $109,823, respectively.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public business entities that disclose information on their reportable segments to provide additional information on their significant expense categories and “other segment items,” which represent the difference between segment revenue less significant segment expense and a segment’s measure of profit or loss. A description of “other segment items” is also required. Further, certain segment related disclosures that were limited to annual disclosure are now required at interim periods. Finally, public business entities are required to disclose the title and position of their CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and could result in additional disclosure for the Company.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40). The guidance requires entities to disclose more detailed information about the types of expenses in commonly presented expense captions, such as cost of revenue and selling, general and administrative expenses. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.
3.Other Current Assets
Other current assets consist of the following:

	September 30, 2024	December 31, 2023
Cloud computing arrangements implementation costs	$113	$172
Income tax receivable	—	1,537
Other current assets	492	704
	$605	$2,413
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

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Employee compensation and benefits	$8,516	$7,285
Litigation-related funds received from escrow (see Note 14)	5,929	5,929
Income and other taxes payable	4,544	1,389
Lease liability, short-term	2,219	1,405
Accrued professional service fees	1,973	3,252
Accrued infrastructure expense	1,162	900
Accrued legal expense	915	1,608
Accrued interest payable	98	174
Other accrued expenses	1,015	992
	$26,371	$22,934
6.Debt
Total debt for the Company is comprised of the following:

	September 30, 2024	December 31, 2023
Senior Term Loan Facility	$285,750	$300,000
Senior Revolving Facility	11,600	44,400
	297,350	344,400
Less: unamortized debt issuance and discount costs	(3,214)	(3,800)
Total debt	294,136	340,600
Less: current maturities of long-term debt	(15,000)	(15,000)
Long-term debt	$279,136	$325,600
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
On November 28, 2023, Grindr Capital borrowed the full amount of the Senior Term Loan Facility and $44,400 under the Senior Revolving Facility. Proceeds from the initial drawings under the 2023 Credit Facilities and cash on hand were used to repay in full outstanding obligations under the Company's previous credit agreement and to pay fees, premiums, costs, and expenses, including fees payable in connection with the 2023 Credit Agreement. Unused commitments under the 2023 Credit Agreement as of September 30, 2024, amounted to $38,400. As of September 30, 2024, and December 31, 2023, there were no swingline loans or letter of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of September 30, 2024, and December 31, 2023, is 7.5% and 8.5%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.50% per annum, depending on the total net leverage ratio of the Company. For the three and nine months ended September 30, 2024, the Company’s commitment fee was not significant.
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
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested; and (ii) unpermitted debt transactions. For the three and nine months ended September 30, 2024, the Company was not required to make any mandatory prepayments.
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
For the three and nine months ended September 30, 2024, the Company did not incur debt issuance costs in conjunction with the 2023 Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the condensed consolidated statements of operations and comprehensive income (loss).
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
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions. At September 30, 2024 and December 31, 2023, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances are measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of September 30, 2024 and December 31, 2023 were $295,863 and $342,678, respectively.

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
7.Leases
Company as a lessee
The Company has two operating leases for office space that have lease periods expiring in 2025 and 2026, each with an option to renew. Renewal options are not recognized as part of the right-of-use assets and lease liabilities as it was not reasonably certain at the lease commencement dates that the Company would exercise either or both of these options to extend the leases. The Company has signed a third operating lease for office space. However, the Company has not taken possession of the office space and, as such, no right-of use asset and lease liability has been recognized for this operating lease.
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
Components of lease cost included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations and comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$579	$413	$1,515	$1,239
Short-term lease cost	244	—	891	—
Sublease income	(169)	(189)	(662)	(566)
Total lease cost	$654	$224	$1,744	$673
Supplemental cash flow information related to the leases is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,485	$1,267
Right-of-use assets obtained in exchange for lease liabilities:
New lease entered into during the year	$797	$—
Supplemental balance sheet information related to the leases as of September 30, 2024 and December 31, 2023, is as follows:

	September 30, 2024	December 31, 2023
Assets:
Right-of-use assets	$2,922	$3,362
Liabilities:
Accrued expenses and other current liabilities	2,219	1,405
Lease liability, long-term portion	1,030	2,241
Total operating lease liabilities	$3,249	$3,646
Weighted average remaining operating lease term (years)	1.4	2.3
Weighted average operating lease discount rate	5.12%	11.41%

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at the lease commencements. Future maturities of lease liabilities as of September 30, 2024, are as follows:

Remainder of 2024	$636
2025	2,254
2026	605
Thereafter	—
Total lease payments	$3,495
Less: imputed interest	(246)
Total lease liabilities	$3,249
There were no leases with residual value guarantees as of September 30, 2024.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant as of September 30, 2024, were as follows:

Remainder of 2024	$180
2025	729
2026	249
Thereafter	—
$1,158
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

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
As of September 30, 2024 and December 31, 2023, the Public Warrants and Private Warrants together were remeasured to fair value of $113,200 and $67,622, respectively. The change in fair value was recognized in the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2024, a fair value gain of $8,219 and loss of $45,579 was recognized, respectively. For the three and nine months ended September 30, 2023, a fair value loss of $3,362 and $11,581 was recognized, respectively.

9.Stock-based Compensation
Stock-based compensation expense is related to the grant of restricted units under the Amended and Restated 2022 Equity Incentive Plan (“2022 Plan”) and the grant of stock options under the 2020 Equity Incentive Plan (“2020 Plan”). In July 2024, the Company stockholders approved the amendment and restatement of the 2022 Plan to increase the number of shares reserved for issuance thereunder by 2,860,300 shares from 13,764,400 shares to 16,624,700 shares. The amended and restated 2022 Plan became effective immediately upon stockholder approval at the Company's 2024 annual meeting of stockholders held on July 19, 2024.
2022 Plan
Executive Incentive Awards – Market Condition Awards
Certain restricted stock unit (“RSU”) awards granted by the Company are subject to market conditions. These market condition awards are issued upon the achievement (at varying levels) of certain market capitalization thresholds. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each market capitalization achievement date. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. No market condition awards were granted, forfeited, or issued during the three and nine months ended September 30, 2024.
The Company used the Monte Carlo simulation model to value the liability-classified awards. The key inputs into the Monte Carlo simulation as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Expected term (in years)	10.0	10.0
Expected stock price volatility (1)	60.0%	65.0%
Risk-free interest rate (2)	3.8%	3.8%
Expected dividend yield (3)	—%	—%
(1)Expected volatility is based on the historical volatility of a publicly traded peer group over a period equivalent to the expected term of the awards.
(2)The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the awards.
(3)The Company has not historically paid any cash dividends on its common stock.
Key Performance Indicator (“KPI”) Awards
KPI awards will be issued to certain Company executives upon the satisfaction of certain KPIs as determined annually by the Board. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding the issue date. The issue date shall occur no later than 120 days after the end of the applicable year. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. The fair value of the KPI awards is based on the fixed dollar amount that is probable of being paid.
During the fourth quarter of 2023, the KPIs and measurement framework related to 2023 KPI awards were approved and granted by the Company’s Compensation Committee as it relates to the year ending December 31, 2023. As of December 31, 2023, such KPIs were achieved. A total of 247,898 shares were issued in the first quarter of 2024 with a total fair value of $2,350. Stock-based compensation expense of $2,062 related to the service provided through issuance date

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
was recorded in the first quarter of 2024 in “Selling, general and administrative expense” on the condensed consolidated statements of operations and comprehensive income (loss).
During the first quarter of 2024, the KPIs and measurement framework related to 2024 KPI awards were approved and granted by the Company’s Compensation Committee as it relates to the year ending December 31, 2024. As of September 30, 2024, the liability was measured based on the probable amount of being paid, and $1,923 was accrued and recorded in “Other non-current liabilities” in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2024, stock-based compensation expense of $937 and $1,923, respectively, related to the service provided from the grant date through September 30, 2024 were recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations and comprehensive income (loss).
Except for the KPI award as discussed above, no other KPI awards were granted for the three and nine months ended September 30, 2024. No KPI awards were forfeited during the three and nine months ended September 30, 2024.
Time-based Awards Activity
A summary of the unvested time-based RSU activity during the nine months ended September 30, 2024, was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	5,947,487	$8.61
Granted	1,813,644	$9.86
Vested	(1,254,666)	$8.37
Forfeited	(190,251)	$7.57
Outstanding at September 30, 2024	6,316,214	$9.04
2020 Plan
Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,768,627	$4.71
Exercised	(452,614)	$4.48
Forfeited or expired	(144,288)	$5.43
Outstanding at September 30, 2024	1,171,725	$4.71
Stock-based Compensation Information
The following table summarizes stock-based compensation expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative expenses	$5,843	$3,639	$20,183	$9,809
Product development expenses	$1,209	$9	2,459	$785
	$7,052	$3,648	$22,642	$10,594

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Stock-based compensation expense that was capitalized as an asset was $91 and $179 for the three and nine months ended September 30, 2024, respectively. Stock-based compensation expense that was capitalized as an asset was $51 and $189 for the three and nine months ended September 30, 2023, respectively.
10.Income Tax
In determining the quarterly provisions for income taxes, the Company uses the estimated annual effective tax rate applied to the actual year-to-date income (loss), adjusted for discrete items arising in that quarter. In addition, the effect of changes in enacted tax laws or rates and tax status is recognized in the interim period in which the change occurs.
The computation of the estimated annual effective rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (loss) for the year, projections of the proportion of income (loss) earned, tax in foreign jurisdictions, and permanent and temporary differences. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained, or the Company’s tax environment changes. To the extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax provision in the quarter in which the change occurs.
For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $5,593 and $13,238, respectively. For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $1,272 and $2,724, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the nondeductible fair value adjustments on the change in the warrant liabilities and also by the change in valuation allowance, nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit. Due to the ongoing market volatility of the fair value adjustments on the warrant liabilities, the adjustments are not estimable and as a result, the Company continues to apply the tax effect of the fair value adjustment to the warrant liabilities as a discrete item in the current quarter.
11.Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) and comprehensive income (loss)	$24,681	$(437)	$(7,149)	$(11,005)
Gain on fair value of warrant liabilities	(8,219)	—	—	—
Net income (loss) and comprehensive income (loss) adjusted for gain on fair value of warrant liabilities	$16,462	$(437)	$(7,149)	$(11,005)
Denominator:
Basic weighted average shares of common stock outstanding	176,034,571	174,113,605	175,610,399	173,871,888
Diluted effect of stock-based awards	2,850,849	—	—	—
Diluted effect of warrants	1,076,408	—	—	—
Diluted weighted average shares of common shares outstanding	179,961,828	174,113,605	175,610,399	173,871,888

Net income (loss) per share
Basic	$0.14	$—	$(0.04)	$(0.06)
Diluted	$0.09	$—	$(0.04)	$(0.06)

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The following table presents the potential shares that are excluded from the computation of diluted net income (loss) per share and comprehensive income (loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options issued under 2020 Plan	—	2,177,323	1,171,725	2,177,323
Time-based RSUs	—	5,399,847	6,316,214	5,399,847
Public and Private Warrants	—	37,360,000	37,359,837	37,360,000
Shares issuable for the market condition awards and 2024 KPI awards (see Note 9) are not included in the table above, as the market condition criterion and 2024 KPI award targets have not yet been achieved. Such shares are therefore not included in the Company's calculation of basic or diluted net income per share.
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$28,434	$28,434	$—	$—

Liabilities:
Common stock warrant liabilities	$113,200	$56,963	$56,237	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,495	$6,495	$—	$—
U.S. treasury bonds	10,717	10,717	—	—
	$17,212	$17,212	$—	$—

Liabilities:
Common stock warrant liabilities	$67,622	$34,028	$33,594	$—
Money market funds and U.S. treasury bonds
The money market funds and U.S. treasury bonds are classified within Level 1 as these securities are traded on an active public market.
Common Stock Warrant Liabilities
The Private Warrants and Public Warrants were accounted for as a liability in accordance with ASC Topic 815, Derivatives and Hedging (see Note 8). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations and comprehensive income (loss).
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$34,028	$33,594	$67,622
Change in fair value of warrant liability	22,936	22,643	45,579
Exercise of warrants	(1)	—	(1)
Fair value as of September 30, 2024	$56,963	$56,237	$113,200
13.Related Parties
See Note 4 for information regarding related party transactions with Catapult GP II.
14.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2024, amounts accrued for contingent losses were not material to its financial position.
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,489 using the exchange rate as of September 30, 2024) for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that Grindr LLC disclosed (i) personal data to third-party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) special category personal data to third-party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $6,168 using the exchange rate as of September 30, 2024) Grindr LLC filed an appeal with the NDPA. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited (“Kunlun”) entered into an escrow agreement providing for Grindr Group's access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC's appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the “NPAB”).
On December 7, 2022, the NDPA upheld the reduced administrative fine against Grindr LLC and the appeal was sent to the NPAB for further consideration. On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On October 27, 2023, Grindr LLC filed suit in Oslo District Court to overturn the NPAB's decision, including to eliminate the fine. On July 1, 2024, the Oslo District Court upheld the prior decision and ordered Grindr to pay the government attorneys fees of approximately $50. Grindr filed its appeal of the Oslo District Court's decision with Norwegian Appeals Court on September 13, 2024.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California

Grindr Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
law, including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. On December 22, 2022, Grindr LLC filed its opposition to class certification. Following a case management conference on October 7, 2024, the court directed the plaintiff to file its reply to Grindr's opposition by November 11, 2024.
UK Group Action
Grindr LLC was notified that a UK law firm, asserting to represent a significant number of Grindr users from a period between 2018 and 2020, is alleging unlawful processing of their personal data and misuse of their private information in an alleged breach of UK data protection laws and UK GDPR. On April 22, 2024, the UK law firm issued proceedings in the English Court, which have not yet been made public or served. At this time, it is too early to determine the likely outcome of this matter.
15.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
On October 9, 2024, the Compensation Committee of the Board approved long-term equity incentive awards for a certain executive, consisting of 200,000 time-based RSUs, which will vest in its entirety on November 11, 2028, subject to the executive's continued service as of the vesting date, and 200,000 performance-based RSUs subject to market conditions, which will be granted upon the achievement of a specified market capitalization threshold.
In October 2024, the Company took possession of office space in Chicago, with a lease commencement date of October 25, 2024 that will have an initial term of approximately 39 months, which the Company has the option to extend for an additional five-year period. The initial base rent is $19 per month ($230 annually) and the base rent will escalate by 2.5% per annum. There is rent abatement during the second and third year of the lease such that the Company will pay no rent during this period.
In October 2024, the Company granted restricted stock units to certain executives upon the achievement of a targeted market capitalization threshold. As a result, the Company granted 314,101 fully vested RSUs and recognized $2,344 in stock-based compensation.

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
Overview
Grindr Inc.’s (“Grindr” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through its success, to make a world where the lives of our global community are free, equal, and just. We manage and operate the Grindr platform, a global social network platform serving and addressing the needs of gay, bi, and sexually explorative people around the world. We had 14.6 million Average MAUs and 1,111 thousand Average Paying Users for the three months ended September 30, 2024, as compared to 13.5 million Average MAUs and 962 thousand Average Paying Users for the three months ended September 30, 2023. We had 14.1 million Average MAUs and 1,057 thousand Average Paying Users for the nine months ended September 30, 2024, as compared to 13.1 million Average MAUs and 919 thousand Average Paying Users for the nine months ended September 30, 2023.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products, including Grindr XTRA and Grindr Unlimited. A substantial portion of our revenue is from direct revenue, representing 86.1% and 85.5% of total revenue for the three and nine months ended September 30, 2024, respectively. Direct revenue is derived directly from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription, or in the form of add-ons for pay-per-use access to premium features. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the GBTQ social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means. Through gayborhood expansion initiatives, we are developing new products for users to engage with the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of LGBTQ people in partnership with organizations in every region of the world.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 13.9% and 14.5% of total revenue for the three and nine months ended September 30, 2024, respectively. Indirect revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly target and reach our community. Advertisers on our Grindr platform span across many different industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities, including in-app banners, full-screen interstitials, and other customized units, typically sold on a number of impressions basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which together we derived 84.8% and 85.2% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users across the globe.
We generated $89.3 million and $70.3 million of revenue, respectively, for the three months ended September 30, 2024, and 2023, and we generated $247.0 million and $187.6 million of revenue, respectively, for the nine months ended September 30, 2024, and 2023, representing period-over-period growth of 27.0% and 31.7% as compared to the corresponding three-month and nine-month periods in 2023, respectively.
We had 1,111 thousand and 962 thousand Average Paying User, respectively, for the three months ended September 30, 2024, and 2023, and we had 1,057 thousand and 919 thousand Average Paying Users, respectively, for the nine months ended September 30, 2024, and 2023, representing period-over-period growth of 15.5% and 15.0% as compared to the corresponding three-month and nine-month periods in 2023, respectively.

On average, profiles on our platform sent 416.6 million and 339.1 million daily messages for the three months ended September 30, 2024, and 2023, respectively, and 420.1 million and 329.3 million daily messages for the nine months ended September 30, 2024, and 2023, respectively.

Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Quarterly Report on Form 10-Q, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. On November 1, 2024, the local regional office of NLRB issued a complaint on the unfair labor practice charges, which is scheduled for a hearing in March 2025. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Recent Developments
In September 2024, we merged our Engineering, Product, and Design teams under the leadership of our Chief Product Officer. By combining these three complementary teams into one, we expect to streamline decision-making, enable faster iteration, and create a better experience for our users.

Consolidated Results for Three Months Ended September 30, 2024 and 2023
For the three months ended September 30, 2024 and 2023, we generated:
•Revenue of $89.3 million and $70.3 million, respectively. The increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was $19.0 million, or 27.0%.
•Net income of $24.7 million and net loss of $0.4 million, respectively. This resulted in a net income margin of 27.6% and a net loss margin of 0.6%, respectively. The increase for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 was $25.1 million.
•Adjusted EBITDA of $40.1 million and $32.6 million, respectively. This resulted in an Adjusted EBITDA margin of 44.9% and 46.4%, respectively. The Adjusted EBITDA increase for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was $7.5 million, or 23.0%. See “—Non-GAAP Financial Measures” below for more details on the calculations and reconciliations.
Consolidated Results for Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024 and 2023, we generated:
•Revenue of $247.0 million and $187.6 million, respectively. The increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was $59.4 million, or 31.7%.
•Net loss of $7.1 million and $11.0 million, respectively. This resulted in a net loss margin of 2.9% and 5.9%, respectively. The net loss increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was $3.9 million, or 35.0%.
•Adjusted EBITDA of $108.7 million and $81.5 million, respectively. This resulted in an Adjusted EBITDA margin of 44.0% and 43.4%, respectively. The Adjusted EBITDA increase for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was $27.2 million, or 33.4%. See “—Non-GAAP Financial Measures” below for more details on the calculations and reconciliations.
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
Direct Revenue is driven by our subscription revenue and premium add-ons. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. Our subscription revenue has grown through organic user acquisition and the viral network effects enabled by our brand and the quality of our platform. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We offer premium add-ons on a pay-per-use, or a-la-carte, basis, such as Boost, Roam™, and Right Now. By introducing subscription and premium add-on offerings, we continue to increase our Average Paying Users. For the three and nine months ended September 30, 2024, our Direct Revenue accounted for 86.1% and 85.5% of our total revenue, respectively. For the three and nine months ended September 30, 2023, our Direct Revenue accounted for 87.6% and 86.8% of our total revenue, respectively.
Indirect Revenue primarily consists of revenue generated by third parties who pay to advertise to our users. Our advertising offerings provide advertisers with the opportunity to target and directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, and other customized units, typically on a cost per mille (“CPM”) basis. We contract with a variety of third-party advertising platforms to market and sell a portion of our advertising inventory available on the Grindr platform. We intend to continue to grow our Indirect Revenue through advertising, partnerships, and other non-direct initiatives. For the three and nine months ended September 30, 2024, our Indirect Revenue accounted for 13.9% and 14.5% of our total revenue, respectively. For the three and nine months ended September 30, 2023, our Indirect Revenue accounted for 12.4% and 13.2% of our total revenue, respectively.

Operating and Financial Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except ARPPU and ARPU)	2024	2023	2024	2023
Key Operating Metrics
Average Paying Users	1,111	962	1,057	919
Average Monthly Active Users (“Average MAUs”)	14,554	13,468	14,103	13,142
Average Paying User Penetration	7.6%	7.1%	7.5%	7.0%
Average Direct Revenue per Average Paying User (“ARPPU”)	$23.07	$21.33	$22.20	$19.69
Average Total Revenue per User (“ARPU”)	$2.05	$1.74	$1.95	$1.59

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Key Financial and Non-GAAP Metrics(1)
Revenue	$89,325	$70,258	$247,015	$187,605
Direct revenue	$76,907	$61,575	$211,203	$162,886
Indirect revenue	$12,418	$8,683	$35,812	$24,719
Net income (loss)	$24,681	$(437)	$(7,149)	$(11,005)
Net income (loss) margin	27.6%	(0.6)%	(2.9)%	(5.9)%
Adjusted EBITDA	$40,144	$32,601	$108,696	$81,484
Adjusted EBITDA Margin	44.9%	46.4%	44.0%	43.4%
Net cash provided by operating activities	$29,125	$8,313	$65,424	$23,116
Operating cash flow conversion	118.0%	(1,902.3)%	(915.1)%	(210.0)%
Free cash flow	$27,882	$7,399	$61,337	$19,627
Free cash flow conversion	69.5%	22.7%	56.4%	24.1%
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
Growth in User Base and Paying Users
We acquire new users through word of mouth as well as through investing in generating brand awareness and affinity. We convert these users to Paying Users by offering premium features that increase the probability of developing meaningful connections, improve the user experience, offer greater control over the experience, and provide the ability to have an ad-free experience. We had 1,111 thousand and 1,057 thousand Average Paying Users for the three and nine months ended September 30, 2024, respectively, representing period-over-period growth of 15.5% and 15.0% as compared to the three-month and nine-month periods in 2023, respectively. We grow Paying Users by converting new and existing users to purchasers of one of our subscription plans and/or our premium add-on offerings. As we scale and our community grows larger, we are able to facilitate more meaningful interactions as a result of the wider selection of potential connections. This, in addition to the continuous offering of premium features, increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
Growth in ARPPU
We continually work to develop new monetization features and improve existing features in order to increase adoption of premium add-ons and our subscription programs. Many variables will impact our ARPPU, including paid product mix, the geographic location of Paying Users, and the revenue generated from subscription versus premium add-on revenue. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could negatively impact revenue and distort year-over-year comparability of operating results. To the extent our ARPPU growth slows, our revenue growth will become increasingly dependent on our ability to increase our Average Paying Users.
Investing in Growth While Driving Long-Term Profitability
Key investment areas for us include continuing to expand and enhance our team as well as enhancing our platform and increasing the value we provide our users. Part of our efforts are focused on introducing new products, improving pricing and packaging, and localizing our products in international markets. We are also harnessing artificial intelligence and machine learning, which we refer to as AI/ML, along with prioritizing security and privacy, and improving matching capabilities for successful connections.
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers and product managers. As of September 30, 2024, we had 148 employees globally, 144 of which were full-time employees. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
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
Return-to-Office
In 2023 our leadership team announced a transition to a hybrid work model involving a multi-phase return-to-office plan (“RTO Plan”) beginning in the fall of 2023. Our hybrid work model requires employees to work two days per week in offices where their respective teams are based. The RTO Plan provided employees with a one-time relocation package to support relocation if necessary, or separation packages for employees who chose not to relocate or participate in our RTO Plan. The RTO Plan has temporarily resulted in lower headcount, resulting in a higher reliance on contractors and other services, higher severance expenses in 2023, and lower people related costs. During 2024 and 2025, we are expanding and enhancing our team while selectively supplementing immediate capacity and product development needs with contractors, particularly in supporting our engineering function.
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenue represents 43.1% and 42.5% of total revenue for the three and nine months ended September 30, 2024, respectively, and 42.4% and 41.5% of total revenue for the three and nine months ended September 30, 2023, respectively. We vary our pricing to align with relative value to local purchasing power and competitors while also maximizing our monetization opportunities. Our international revenue is typically earned in local currencies. In addition, the mobile app platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
Indirect Revenue. Indirect revenue primarily consists of revenue generated by third parties who pay us to advertise to our users. We provide advertisers with the opportunity to target and directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, gaming, travel, entertainment, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, and other customized units, typically on a CPM basis. Revenue from advertising transactions with advertising service providers is recognized net of the amounts retained by the advertising service provider as we do not know and expect not to know the gross amount paid by advertisers.
Cost of revenue and operating expenses
Cost of revenue. Cost of revenue consists primarily of the distribution fees we pay to Apple and Google Play, infrastructure costs associated with supporting the Grindr platform, which stem largely from our use of Amazon Web Services, and costs associated with content moderation, which involve ensuring that users are complying with our community standards.
Selling, general and administrative expenses. Selling, general and administrative expenses consists primarily of compensation and other employee-related costs, professional fees, sales and marketing expenditures, and general and administrative expenses, including facilities, insurance, and information technology support. We plan to continue efforts to attract new users, retain existing users and increase monetization of both our new and existing users, which may result in increased sales and marketing expenses in future periods.
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
Other income (expense), net. Other income (expense), net consists of realized and unrealized exchange rate gains or losses.
Gain (loss) in fair value of warrant liability. Gain (loss) in fair value of warrant liability represents the change in fair value of our public and private warrants. As the private warrants are substantially similar to the public warrants, all of the warrants are remeasured from the publicly traded quotes from the active market.
Income tax provision
Income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Our effective tax rates will vary depending on changes in the valuation of our deferred tax assets and liabilities, fluctuations in permanent differences, and changes in tax laws.

Results of Operations
Three and Nine Months Ended September 30, 2024, Compared to Three and Nine Months Ended September 30, 2023

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	% of Total Revenue	2023	% of Total Revenue	2024	% of Total Revenue	2023	% of Total Revenue
Revenue	$89,325	100.0%	$70,258	100.0%	$247,015	100.0%	$187,605	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	22,915	25.7%	18,243	26.0%	63,534	25.7%	49,168	26.2%
Selling, general and administrative expense	24,976	28.0%	16,420	23.4%	76,387	30.9%	52,523	28.0%
Product development expense	8,806	9.9%	13,270	18.9%	22,301	9.0%	24,976	13.3%
Depreciation and amortization	4,241	4.7%	5,753	8.2%	12,595	5.1%	21,845	11.6%
Total operating expenses	60,938	68.2%	53,686	76.4%	174,817	70.8%	148,512	79.2%
Income from operations	28,387	31.8%	16,572	23.6%	72,198	29.2%	39,093	20.8%
Other income (expense)
Interest expense, net	(6,400)	(7.2)%	(11,985)	(17.1)%	(20,254)	(8.2)%	(35,695)	(19.0)%
Other income (expense), net	68	0.1%	(390)	(0.6)%	(276)	(0.1)%	(98)	(0.1)%
Gain (loss) in fair value of warrant liability	8,219	9.2%	(3,362)	(4.8)%	(45,579)	(18.5)%	(11,581)	(6.2)%
Total other income (loss), net	1,887	2.1%	(15,737)	(22.4)%	(66,109)	(26.8)%	(47,374)	(25.3)%
Net income (loss) before income tax	30,274	33.9%	835	1.2%	6,089	2.5%	(8,281)	(4.4)%
Income tax provision	5,593	6.3%	1,272	1.8%	13,238	5.4%	2,724	1.5%
Net income (loss) and comprehensive income (loss)	$24,681	27.6%	$(437)	(0.6)%	$(7,149)	(2.9)%	$(11,005)	(5.9)%
Net income (loss) per share
Basic	$0.14		$—		$(0.04)		$(0.06)
Diluted	$0.09		$—		$(0.04)		$(0.06)
Revenue
Revenue for the three months ended September 30, 2024 and 2023, was $89.3 million and $70.3 million, respectively. The increase in revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 was $19.0 million, or 27.0%.

For the three months ended September 30, 2024 and 2023, direct revenue was $76.9 million and $61.6 million, respectively. The increase in direct revenue of $15.3 million, or 24.8%, was driven by year-over-year increases in ARPPU of $1.74 and in Average Paying Users of 149 thousand. Year-over-year growth for both ARPPU and Averaging Paying Users is a result of (i) higher conversion of free to paid users as more users responded favorably to shorter duration subscription offerings through the roll out of our weekly Unlimited subscription offerings to all of our users worldwide, (ii) the launch of various packaging and marketing initiatives intended to drive conversation, and (iii) continued MAU growth. Weekly Unlimited was introduced late in the first quarter of 2024, giving our users a second lower priced option in addition to the weekly XTRA subscription. ARPPU increased by 8.2%, or $1.74, to $23.07 for the three months ended September 30, 2024, from $21.33 for the three months ended September 30, 2023. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the three months ended September 30, 2024, Average Paying Users increased by 149 thousand, from 962 thousand for the three months ended September 30, 2023, to 1,111 thousand for the three months ended September 30, 2024.

For the three months ended September 30, 2024 and 2023, indirect revenue was $12.4 million and $8.7 million, respectively. The increase in indirect revenue of $3.7 million, or 42.5%, was primarily driven by growth in revenue from interstitial advertising from our third-party advertising platforms as new partners were added and use of interstitial advertising continued, as well as growth in direct brand sales as the number of direct brand advertisers on the platform grew.
Revenue from North America increased by $10.8 million, or 25.3%, for the three months ended September 30, 2024, to $53.3 million as compared to $42.6 million for the three months ended September 30, 2023. During this same period, revenue from Europe increased by $5.4 million, or 30.8%, to $22.8 million in the three months ended September 30, 2024, as compared to $17.4 million in the three months ended September 30, 2023. Revenue from the remainder of the world increased by $2.9 million, or 28.6%, to $13.2 million in the three months ended September 30, 2024, as compared to $10.3 million in the three months ended September 30, 2023.
Revenue for the nine months ended September 30, 2024 and 2023, was $247.0 million and $187.6 million, respectively. The increase in revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was $59.4 million increase, or 31.7%.
For the nine months ended September 30, 2024 and 2023, direct revenue was $211.2 million and $162.9 million, respectively. The increase in direct revenue of $48.3 million, or 29.7% was driven by the year-over-year increase in ARPPU of $2.51 and in Average Paying Users of 138 thousand. Year-over-year growth for both ARPPU and Averaging Paying Users is largely a result of rolling out our weekly XTRA and weekly Unlimited subscription offerings (“Weeklies”), to all of our users worldwide, the launch of various packaging and marketing initiatives to drive conversion, as well as a result of continued MAU growth. Weekly XTRA was introduced late in the second quarter of 2023 and weekly Unlimited was introduced late in the first quarter of 2024. Introducing our shorter duration Weeklies products gave our users lower priced options for both XTRA and Unlimited subscriptions. ARPPU increased by 12.7%, or $2.51, to $22.20 for the nine months ended September 30, 2024, from $19.69 for the nine months ended September 30, 2023. Our ARPPU increased mainly as a result of improved product mix with higher revenue from subscription products with higher average monthly price. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the nine months ended September 30, 2024, Average Paying Users increased by 138 thousand, from 919 thousand for the nine months ended September 30, 2023, to 1,057 thousand for the nine months ended September 30, 2024.
For the nine months ended September 30, 2024 and 2023, indirect revenue was $35.8 million and $24.7 million, respectively. The increase in indirect revenue of $11.1 million, or 44.9% was primarily driven by growth in revenue from third-party advertising platforms.
Revenue from North America increased by $33.7 million, or 29.2%, for the nine months ended September 30, 2024, to $148.9 million as compared to $115.3 million for the nine months ended September 30, 2023. During this same period, revenue from Europe increased by $16.0 million, or 36.0%, to $60.6 million in the nine months ended September 30, 2024, as compared to $44.6 million in the nine months ended September 30, 2023. Revenue from the remainder of the world increased by $9.7 million, or 35.0%, to $37.5 million in the nine months ended September 30, 2024, as compared to $27.8 million in the nine months ended September 30, 2023.
Cost of revenue
Cost of revenue for the three months ended September 30, 2024 and 2023, was $22.9 million and $18.2 million, respectively. The $4.7 million increase, or 25.8%, was primarily due to growth in app store distribution fees of $3.2 million (consistent with direct revenue growth), and increased infrastructure costs of $1.4 million.
Cost of revenue for the nine months ended September 30, 2024 and 2023, was $63.5 million and $49.2 million, respectively. The $14.3 million increase, or 29.1%, was primarily due to growth in app store distribution fees of $11.0 million (consistent with direct revenue growth), and increased infrastructure costs of $3.6 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2024 and 2023, was $25.0 million and $16.4 million, respectively. The $8.6 million increase, or 52.4%, was primarily due to higher personnel related expenses of $6.0 million, including an increase of $2.2 million in stock-based compensation expense, primarily related to executive incentive awards, and an increase of $3.8 million in employee compensation. There was also an increase of $1.4 million in marketing expenses.
Selling, general and administrative expense for the nine months ended September 30, 2024 and 2023, was $76.4 million and $52.5 million, respectively. The $23.9 million increase, or 45.5%, was primarily due to higher personnel related expenses of $17.1 million, including an increase of $10.4 million in stock-based compensation expense, primarily related to executive incentive awards, and an increase of $6.7 million in employee compensation. There was also an increase of $3.0 million in contractor expenses to support scaling our team and an increase of $3.8 million in marketing expenses.

Product development expense
Product development expense for the three months ended September 30, 2024 and 2023, was $8.8 million and $13.3 million, respectively. The $4.5 million decrease, or 33.8% is primarily related to a $5.9 million decrease in personnel-related expenses, primarily driven by $6.5 million of severance expense incurred during the three months ended September 30, 2023 related to the RTO Plan. This decrease is partially offset by a $1.7 million increase in contractor fees to support the engineering function while scaling the size of our team.
Product development expense for the nine months ended September 30, 2024 and 2023, was $22.3 million and $25.0 million, respectively. The $2.7 million decrease, or 10.8% was primarily related to a $7.7 million decline in personnel-related expenses primarily driven by $7.5 million of severance expense incurred during the nine months ended September 30, 2023 related to our RTO Plan. This decrease was partially offset by $4.7 million increase in contractor fees to support the engineering function while scaling the size of our team.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2024 and 2023, was $4.2 million and $5.8 million, respectively. The $1.6 million decrease, or 27.6%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $1.1 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2023.
Depreciation and amortization for the nine months ended September 30, 2024 and 2023, was $12.6 million and $21.8 million, respectively. The $9.2 million decrease, or 42.2%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $5.3 million decrease due to technology intangibles that had a three-year useful life which were fully amortized in the second quarter of 2023, and a $3.3 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2023.
Interest expense, net
Interest expense, net for the three months ended September 30, 2024 and 2023, was $6.4 million and $12.0 million, respectively. The $5.6 million decrease, or 46.7%, was primarily due to lower debt balances and lower interest rates under the 2023 Credit Agreement entered into in November 2023.
Interest expense, net for the nine months ended September 30, 2024 and 2023, was $20.3 million and $35.7 million, respectively. The $15.4 million decrease, or 43.1%, was primarily due to lower debt balances and lower interest rates under the 2023 Credit Agreement entered into in November 2023.
Other income (expense), net
Other income (expense), net for the three months ended September 30, 2024 and 2023, was income of $0.1 million and expense of $0.4 million, respectively.
Other expense, net for the nine months ended September 30, 2024 and 2023, was $0.3 million and $0.1 million, respectively.
Gain (loss) in fair value of warrant liability
Gain (loss) in fair value of warrant liability represents the change in the fair value of our public and private warrants (the “Warrants”) between each reporting period. The Warrants were remeasured to a fair value of $113.2 million as of September 30, 2024, because of the change in our public warrant price. For the three and nine months ended September 30, 2024, we recognized a gain of $8.2 million and a loss of $45.6 million, respectively. For the three and nine months ended September 30, 2023, we recognized a loss of $3.4 million and $11.6 million, respectively, related to the increase in our public warrant price between reporting periods.
Income tax provision
Income tax provision for the three months ended September 30, 2024 and 2023, was a provision of $5.6 million and $1.3 million, respectively. The $4.3 million increase, or 330.8%, was primarily due to changes in the comparable quarters income and computed annual effective tax rate, including changes in the forecast of income, nondeductible fair value adjustments on the change in the warrant liability, change in valuation allowance, limitations on the deduction of officer compensation, foreign derived intangible income deduction, and research and development credits.
Income tax provision for the nine months ended September 30, 2024 and 2023, was $13.2 million and $2.7 million, respectively. The $10.5 million increase, or 388.9%, was primarily due to changes in year over year quarter to date income, and changes in the computed annual effective tax rate, including changes in the forecast of income, nondeductible fair value adjustments on the change in the warrant liability, change in valuation allowance, limitations on the deduction of officer compensation, foreign derived intangible income deduction, and research and development credits.
Our effective tax rates in fiscal 2024 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets; changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net income (loss)
Net income (loss) for the three months ended September 30, 2024 and 2023, was income of $24.7 million and a loss of $0.4 million, respectively. The change of $25.1 million is mainly due to a $19.1 million increase in revenue, $11.6 million benefit in the change in fair value of warrant liability, and $5.6 million decrease in interest expense; partially offset by a $7.3 million increase in operating expenses and $4.3 million increase in income tax provision.
Net loss for the nine months ended September 30, 2024 and 2023, was $7.1 million and $11.0 million, respectively. Net loss decreased by $3.9 million mainly due to a $59.4 million increase in revenue and $15.4 million decrease in interest expense; partially offset by a $34.0 million increase in the loss in fair value of warrant liability, $26.3 million increase in operating expenses, and $10.5 million increase in income tax provision.
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

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$24,681	$(437)	$(7,149)	$(11,005)
Interest expense, net	6,400	11,985	20,254	35,695
Income tax provision	5,593	1,272	13,238	2,724
Depreciation and amortization	4,241	5,753	12,595	21,845
Litigation-related costs (1)	396	414	1,479	1,913
Stock-based compensation expense	7,052	3,648	22,642	10,594
Severance expense (2)	—	6,744	58	8,077
Management fees (3)	—	(97)	—	(97)
Change in fair value of warrant liability (4)	(8,219)	3,362	45,579	11,581
Other (5)	—	(43)	—	157
Adjusted EBITDA	$40,144	$32,601	$108,696	$81,484
Revenue	$89,325	$70,258	$247,015	$187,605
Net income (loss) margin	27.6%	(0.6)%	(2.9)%	(5.9)%
Adjusted EBITDA Margin	44.9%	46.4%	44.0%	43.4%

Net cash provided by operating activities	$29,125	$8,313	$65,424	$23,116
Less:
Capitalized development software costs and purchases of property and equipment	(1,243)	(914)	(4,087)	(3,489)
Free cash flow	$27,882	$7,399	$61,337	$19,627
Operating cash flow conversion (6)	118.0%	(1,902.3)%	(915.1)%	(210.0)%
Free cash flow conversion	69.5%	22.7%	56.4%	24.1%
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
(4)Change in fair value of warrant liability relates to the Warrants that were remeasured as of September 30, 2024 and 2023.
(5)Other represents other costs that are unrelated to our core ongoing business operations.
(6)Operating cash flow conversion represents net cash provided by (used in) operating activities as a percentage of net income (loss).
Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our total cash and cash equivalents:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Cash, and cash equivalents, including restricted cash (as of the end of period)	$39,725	$31,340
Net cash provided by (used in):
Operating activities	$65,424	$23,116
Investing activities	(4,087)	(3,489)
Financing activities	(50,610)	1,596
Net change in cash and cash equivalents	$10,727	$21,223

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
During the nine months ended September 30, 2024, our operations provided $65.4 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, which include $45.6 million in loss in fair value of warrant liability, stock-based compensation of $22.6 million, and $12.6 million in depreciation and amortization; partially offset by a decrease in net working capital of $8.3 million, primarily from a $9.4 million increase in account receivables due to the increase in direct revenue and indirect revenue during the year.
During the nine months ended September 30, 2023, our operations provided $23.1 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, which include $21.8 million in depreciation and amortization, $11.6 million in the fair value change in warrant liability and $6.0 million in other non-cash adjustments; partially offset by a decrease in net working capital of $5.3 million, primarily from a $10.4 million increase in account receivables due to the increase in direct revenue and indirect revenue during the year.
Cash flows used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2024, consisted primarily of additions to capitalized software of $3.4 million.
Net cash used in investing activities for the nine months ended September 30, 2023 consisted primarily of additions to capitalized software of $3.2 million.
Cash flows (used in) provided by financing activities
Net cash used in financing activities for the nine months ended September 30, 2024, consisted primarily of principal payments of debt of $47.1 million, payments to tax authorities for employee equity awards of $5.6 million, net of $2.0 million in proceeds from the exercise of employee stock options.
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
As of September 30, 2024, we had cash and cash equivalents of $39.1 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In November 2023, we refinanced our existing credit facility with a new $300.0 million term loan and $50.0 million revolving credit facility. We entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “2023 Credit Agreement”) that governs the term loan and revolving credit facility. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the new credit agreement and used the proceeds and cash on hand to repay in full all outstanding obligations under, and terminate, our prior credit agreement with Fortress Credit Corp. As of November 5, 2024, $285.8 million was outstanding under the term loan and $11.6 million was outstanding under the revolving credit facility. In January 2024, April 2024, and June 2024, we repaid $22.0 million, $7.0 million, and $3.8 million, respectively, under our revolving credit facility. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and nine months ended September 30, 2024, we were not required to make any mandatory repayments.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our payroll processes as of September 30, 2024, as discussed in “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Remediation Plan
As of September 30, 2024, we have designed and implemented controls and processes to remediate the material weakness indicated above. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.
Our integration of artificial intelligence-driven features, including Wingman, may expose us to a variety of legal, reputational, operational, and regulatory risks.
We are in the process of building artificial intelligence (“AI”) technologies into our services, including generative AI and machine learning (“ML”). For example, we are creating the Grindr Wingman, which is intended to be an assistant helping users navigate our app and enhance their overall user experience. The adoption of AI processes and algorithms into our daily operations and our app, including through offerings like Wingman, may result in adverse effects to our operations, legal liability, reputation, and competitive risks. See “Risks Related to our Brand, Products and Services, and Operations—We use generative artificial intelligence and machine learning in our products and services which may result in operational challenges, legal liability, reputational concerns, competitive risks and regulatory concerns that could adversely affect our business and results of operations.” in Item 1A “Risk Factors” of Part I of our Annual Report.
AI chat and other AI-driven features, particularly in socially intimate contexts, have come under heightened legal and regulatory scrutiny. The cost of compliance or potential non-compliance with new or existing regulations could be significant and could require us to adjust our features or face penalties. In addition, the risks we face from a potential narrowing of Section 230 of the Communications Decency Act are exacerbated as we increasingly use AI, ML, and other algorithmic approaches to suggest specific users that other users may be interested in connecting with. We may face lawsuits, regulatory inquiries, and other adverse actions seeking to hold us liable for harms suffered by a user as a result of online or physical interactions with other users with whom our systems or Wingman suggested that they consider connecting. See “Risks Related to Regulation and Litigation—Activities of our users or content made available by such users could subject us to liability, including with respect to user safety.” and “—Online applications are subject to various laws and regulations relating to children’s privacy and protection, which, if violated, could subject us to an increased risk of litigation and regulatory actions.” in Item 1A “Risk Factors” of Part I of our Annual Report.
Moreover, the move to AI content generation through our development of Wingman and other AI features brings additional risks and responsibility. Known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy, security, and data provenance, including intellectual property issues. AI-driven features within the Grindr app may generate responses that are perceived as inappropriate, inaccurate, insensitive, or harmful, impacting user satisfaction and safety. AI-generated messages, despite safeguards, may suggest or lead to interactions or user behaviors that could be harmful or offensive. This could lead to user dissatisfaction, increased support costs, potential claims against us, or reputational harm. Uncertainty around new and emerging AI applications such as generative AI content creation will require additional investment in the licensing or development of proprietary datasets; AI and ML models; and systems to test for accuracy, bias, and other variables, which are often complex, may be costly and could impact our profit margin. If we are unable to successfully adapt or scale Wingman and other AI features in a manner that enhances rather than diminishes user experience, our investment in this area could fail to yield anticipated returns, or may even impact user trust, discourage engagement, and ultimately lead to decreased retention.

Wingman and other AI-driven features require data processing that could also expose us to data privacy and security risks, or subject us to increased regulatory obligations. See “Risks Related to Regulation and Litigation—The varying and rapidly evolving regulatory framework on privacy and data protection, including across jurisdictions and other obligations, could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.” in Item 1A “Risk Factors” of Part I of our Annual Report.
We are developing and may develop Wingman and other AI technologies in part via open source, commercial, and non-commercial license agreements. If these third-party platforms fail to meet performance expectations, it could result in degraded user experiences or system disruptions that may harm user satisfaction and engagement. Additionally, if we lose access to third-party large language models or other AI- or ML-related technologies that we rely on, we may be unable to maintain key features or may incur substantial costs to transition to alternative solutions. Any interruptions or loss of functionality resulting from our reliance on these third-parties could adversely impact our business, reputation, and financial results.
Failure to effectively manage these risks associated with Wingman and other AI-driven features could harm our reputation; reduce user engagement; and materially impact our business, financial condition, and results of operations.
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
Item 5. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Austin “AJ” Balance, Chief Product Officer	Adoption	09/17/2024	X		529,242(4)	12/31/2025
Vandana Mehta-Krantz, Chief Financial Officer	Adoption	08/13/2024	X		100,000	11/12/2025
Zachary Katz, General Counsel & Head of Global Affairs	Adoption	08/12/2024	X		30,578	9/30/2025

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)	Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.
(4)
Includes 108,361 shares of common stock subject to restricted stock units (“RSUs”) previously granted to Mr. Balance that may vest and be released on or prior to December 31, 2025. The actual number of shares that will be released to Mr. Balance in respect of such RSUs and sold pursuant to the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by the Company to cover tax withholding obligations arising from the vesting of such RSUs and is not yet determinable.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
10.1**	Grindr Inc. Amended and Restated 2022 Equity Incentive Plan and forms of award agreement thereunder.	Form 8-K	001-39714	10.1	July 25, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover page formatted as inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on November 8, 2024.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)