Form 10-K
period 2024-12-31
Grindr Inc.
filed 2025-03-07
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____ to ____

Commission file number 001-39714
________________________
Grindr Inc.
(Exact name of registrant as specified in its charter)
________________________

Delaware	92-1079067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 69176, 750 N. San Vicente Blvd., Suite RE 1400, West Hollywood, California	90069
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $12.24 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $565.0 million. Shares of the Registrant's common stock beneficially owned by each executive officer, and director, of the Registrant and holder of more than 10% of the Registrant's common stock have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 208,246,400 shares of common stock outstanding as of March 5, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs, current expectations or projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipates,” “approximately,” “believes,” “continues,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will” or the negative version of these words or other comparable words or phrases.
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
•the impact of the regulatory environment and complexities with compliance related to such environment, including maintaining compliance with privacy, data protection, and online safety laws and regulations, as well as laws that may apply to any new products or services we introduce in the health and wellness sector;
•our ability to address privacy concerns and protect systems and infrastructure from cyber-attacks and prevent unauthorized data access;
•our ability to identify and consummate strategic transactions including strategic partnerships, acquisitions, or investments in complementary products, services, or technologies, including outside of our core product; and our ability to realize the intended benefit of such transactions;
•our success in retaining or recruiting directors, officers, key employees, or other key personnel, and our success in managing any changes in such roles;
•our ability to respond to general economic conditions;
•competition in the dating and social networking products and services industry;
•our ability to adapt to changes in technology and user preferences in a timely and cost-effective manner;
•our ability to successfully adopt generative artificial intelligence (“AI”) and machine learning (“ML”) processes and algorithms into our daily operations, including by deploying generative AI and ML into our products and services;
•our dependence on the integrity of third-party systems and infrastructure;
•our ability to protect our intellectual property rights from unauthorized use by third parties;
•whether the concentration of our stock ownership and voting power limits our stockholders’ ability to influence corporate matters;
•the timing, price and quantity of repurchases of shares of our common stock under our repurchase program, and our ability to fund any such repurchases; and
•the effects of macroeconomic and geopolitical events on our business, such as health epidemics, pandemics, natural disasters, and wars or other regional conflicts.
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

SUMMARY OF RISK FACTORS
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. This summary should be read together with the more detailed description of each risk factor disclosed under “Item 1A Risk Factors” contained in Part I of this Annual Report on Form 10-K.
Risks Related to our Brand, Products and Services, and Operations
•Our business can be impacted by market perception of the Grindr brands; if events occur that damage our reputation and brand, our ability to maintain and expand our base of users may be impaired, and our business could be materially and adversely affected.
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
•Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brand or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.
•Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.
•The online social networking and dating industries in which we operate are highly competitive, and if we cannot compete effectively our business will suffer.
•We rely primarily on the Apple App Store and Google Play Store for distribution of and access to our products and services, and as the channels for processing of payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, or if our relationships with Apple, Google, or other such third parties deteriorate, it could materially and adversely affect our business, financial condition, and results of operations.
•Concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations.
•Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments, private individuals, or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operations.
Risks Related to Information Technology Systems and Intellectual Property
•Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks affecting our information technology systems or those of third parties with whom we work, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, disrupt the availability of our systems and services, generate negative publicity, and materially and adversely affect our business.
•Our success depends, in part, on the integrity of our (and those of third parties with whom we work) information technology systems and infrastructures and on our ability to maintain the continued operation of these systems and infrastructures in a timely and cost-effective manner.
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
•We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.
•Any amendments or limitations to the protections that Section 230 of the Communications Decency Act affords to online platforms could result in increased litigation; increase our costs; or require significant changes to our products, business practices, or operations, including to mitigate the risks from these types of lawsuits, and any such changes could have adverse consequences on our product, user acquisition, user engagement, user retention, business, results of operations, and financial condition.
•Online applications are subject to various laws and regulations relating to children’s privacy and protection, or online safety, which, if violated (or perceived to have been violated), could subject us to litigation or regulatory actions, or could reduce demand for our products and services from current and prospective adult users that value discretion, choose not to share their identity, or are unwilling or unable to validate that they are adults.
•Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brands or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.
Risks Related to Ownership of our Securities
•Future sales of our common stock or the perception of such sales, in particular by our directors, officers, and significant stockholders, could cause the market price for our securities to decline. Resales of significant volumes of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.

INTRODUCTORY NOTE AND CERTAIN DEFINED TERMS
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
Between November 17, 2022 and November 18, 2022, Legacy Grindr, Tiga, Tiga Merger Sub I LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub”), and Tiga Merger Sub II LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub II”), consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 9, 2022, by and among Tiga, Legacy Grindr, and Tiga Merger Sub, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of October 5, 2022, by and among Tiga, Tiga Merger Sub, Legacy Grindr and Tiga Merger Sub II (collectively, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, a business combination of Legacy Grindr and Tiga was effected through, among other transactions, (i) the merger of Tiga Merger Sub I with and into Legacy Grindr, with Legacy Grindr as the surviving entity (the “First Merger”), and promptly thereafter and as part of the same overall transaction as the First Merger, (ii) the merger of Legacy Grindr with and into Tiga Merger Sub II (the “Second Merger”), with Tiga Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Tiga. Prior to the closing of the business combination on November 18, 2022 (“Closing”), Tiga (a) changed its jurisdiction of incorporation from Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation incorporated under the laws of the State of Delaware, and (b) changed its name from Tiga Acquisition Corp. to Grindr Inc. (the “Business Combination”). Since the Business Combination, Grindr has conducted its business operations principally through its indirect wholly-owned subsidiary, Grindr LLC.
Unless the context indicates otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to the “Company,” “Grindr,” “we,” “us,” “our,” and similar terms refer to Grindr, Inc. (f/k/a Tiga Acquisition Corp.) and its consolidated subsidiaries (including Legacy Grindr). References to “Tiga” refer to the predecessor company prior to Closing.
CERTAIN OPERATING AND FINANCIAL METRICS
In this Annual Report, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Paying Users, Average Paying Users, Average Monthly Active Users (“Average MAUs”), Average Paying User Penetration, Average Direct Revenue per Average Paying User (“ARPPU”), and Average Total Revenue Per User (“ARPU”). We define our key operating measures and how we calculate them in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics” included under Part II, Item 7 in this Annual Report. We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included under Part II, Item 7 in this Annual Report.

PART I
Item 1. Business
Our Company
Our mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 14.2 million Average MAUs and 1.1 million Average Paying Users for the year ended December 31, 2024, as compared to 13.3 million Average MAUs and 937 thousand Average Paying Users for the year ended December 31, 2023. We enable our users to find and engage with one another, share content and experiences, and generally express their unique selves. As a “Gayborhood” on our users mobile devices, our platform is a meaningful part of our users’ lives and has embedded us at the center of their communities, as they seek relationships of various forms, whether intimate, romantic, or social.
As a company built by gay people for gay people, Grindr fulfills crucial needs for its users. While the broader global landscape of social networks is highly competitive with many different platforms, there are few global platforms that focus solely on the gay, bisexual, transgender, and queer (“GBTQ”) community and address their unique needs. Our platform enables GBTQ adults to connect with one another and the world. Our users have a range of intentions and use cases. Our platform helps our users find what they are looking for: casual dating, long-term relationships, community and friendships, professional networking, travel information and local discovery. By facilitating the connection of our users around the world, we believe we can help our community find one another, advance lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) rights globally, and make the world a safer place for our community.
The Grindr platform has become an integral part of the daily lives of our millions of users around the world, enabling them to discover and connect with one another effortlessly anytime. The Grindr platform offers a variety of location-based social features and functions, including identity expression (profile, photos, presence); connection (search, filters, the Cascade, Viewed Me); and interaction (chat, media sharing); with trust and safety tools across the experience, and subscriptions for premium features offering further access and control. Since our inception, we have continued to innovate our technologies to improve the Grindr platform, adding new features and safety elements, which has allowed us to increase engagement of our monthly active users (“MAUs”). The Grindr platform has benefited from first mover advantage globally, resulting in MAUs in over 190 countries and territories.
We have attracted a highly engaged and rapidly growing user base, as evidenced by the following:
•14.2 million Average MAUs in 2024. Increased by 7.4% in 2024, as compared to 2023.
•1,076 thousand Average Paying Users in 2024. Increased by 14.8% in 2024, as compared to 2023.
•MAUs in over 190 countries and territories in the world as of December 31, 2024.
•21 supported languages on our platform as of December 31, 2024.
•On average, users on our platform sent over 401.1 million daily messages in 2024.
Our target market is the worldwide LGBTQ community. Our largest markets are currently North America and Europe, from which we derived 84.7% of our total revenue for the year ended December 31, 2024.
We believe we have significant opportunities to leverage our unique brand to both broaden and deepen our market penetration and offer products and services that address the growing and specific needs of our community. The Grindr platform offers a combination of social networking functions and digital content, and we have continued to expand our platform and impact in the following ways:
•We help people find meaningful connections, whether it’s casual dating, relationships and love, community and friendships, travel information, or local discovery.
•Our platform builds community and friendships. Our user experience is essentially a world without walls, connecting one user to the next, allowing the community to see one another.
•We strive to make a world where the lives of our global community are free, safe, equal and just.

•Grindr for Equality is a core initiative at Grindr dedicated to accelerating a world where LGBTQ people in every country are equal before the law, are free to marry, and have their unique health needs met. In partnership with public health authorities and LGBTQ non-governmental organizations, Grindr for Equality harnesses the power of the Grindr platform and provides funding to advance key health and human rights priorities for our community.
•We further support the LGBTQ community through donations to local, national, and international LGBTQ organizations.
•We drive social influence in fun and engaging ways on our social media channels and our blog to help the general population better understand our community, plight, and interconnectedness.
We currently generate revenue from two revenue streams—direct revenue and indirect revenue, each as described below, and both of which are driven by the Grindr platform. Direct revenue is revenue generated by our users who pay for subscriptions or add-ons to access premium features. While our app is free to use, our premium features enable our users to customize their ability to experience and use our platform. Indirect revenue is generated by third parties who pay to advertise to our users.
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
Social developments and rapidly changing perspectives brought on by the growth of the internet have caused more recent generations to be exposed to a broader range of ideas, including in the areas of gender awareness and sexual orientation, earlier than previous generations. Contemporary generations are more likely to explore their sexuality in light of greater social acceptability of and ability to express non-heterosexual identities.
Our Products and Services
Our flagship product, the Grindr platform, is primarily a mobile application with some post-account-creation uses available on the web, with location-based connectivity features designed to help our users find one another and have meaningful interactions right here and now, or anywhere globally. Our mobile application is free to use, with premium subscription offerings available for users preferring greater access to other users and more control over their experience.
Key features of our Grindr platform include:
•Identity expression: users can create, manage, and control their identity, profile, and presence on the platform.
•Connection: users can find and be found by those they are interested in; those nearby right now, or anywhere globally.
•Interaction: users can chat and interact with any profile instantly, in an open, fun, and engaging way.
•Trust and Safety: users receive guidance and tools designed to help them be safe across their platform experience.
The free version of our service provides many of the features above on a limited basis for a valuable initial experience. Users can subscribe for premium features and services, giving them greater access to more profiles, as well as additional control over the experience of finding others and forming meaningful connections.
In 2024 we made a number of product and feature innovations, driven by an enhanced focus on AI, ML, and user-centric design, including:
•Right Now, which is Grindr’s first intent-based product for enabling people to easily find others who want an immediate intimate connection.

•RoamTM, which allows users to make connections ahead of an upcoming trip.
•Wingman, an AI assistant, which is expected to power several other new features we are launching this year.
•Interests tab, an inbound feature that centralizes ‘View Me’ and ‘Taps’, and which we plan to further enhance and introduce additional inbound-related features.
•More Profiles, which displays profiles to users based on relevancy in addition to distance.
As part of our 2025 product roadmap, we expect to launch the following new products and features to some, if not all, users in 2025:
•AI Personalization:
▪Chat Summaries, powered by the AI Wingman assistant, is expected to create summaries of conversations so users can quickly access the history of their chats with the most relevant information and pick up where they left off.
▪A-list, which is expected to automatically create a select list of users a user has previously interacted with, based on meaningful conversations and high-potential matches, making it easy to reengage when the moment is right.
▪For You, which is intended to provide smart, personalized recommendations for users who may be a match based on preferences and intentions.
▪Discover, which is expected to be a new area in the app where users will be served relevant profiles recommended from around the world based on their interests.
•Travel Expansion:
▪We intend for the new Explore Heatmap to let users quickly identify the lively local hotspots and the aggregated density of Grindr users in specific neighborhoods in their city or other cities around the world.
▪Travel Pass is expected to be the ultimate travel package for any trip, including unlimited RoamTM and Boost for more visibility and faster connections, a “Visitor” tag on users’ profiles, and chat translations for seamless communication.
•Gayborhood Expansion:
▪Looking ahead, we are considering a broad set of potential products and services to support gayborhood expansion, including in sectors such as travel, events, lifestyle and media production, as well as initiatives in the health and wellness sector that we plan to begin testing this year.
Advancing LGBTQ Health and Human Rights Globally—Grindr for Equality
Since 2015 Grindr for Equality has been a core Grindr initiative dedicated to accelerating a world where LGBTQ people in every country are equal before the law, free to marry, and have their unique health needs met. In partnership with the Company's product, marketing, and customer experience teams; public health authorities; and LGBTQ non-governmental organizations, Grindr for Equality harnesses the power of the Grindr platform and provides funding to advance key health and human rights goals for our community. Key priorities include expanding HIV prevention, testing, and treatment; effective health education; ending criminalization and police persecution in the more than 60 countries where it is still illegal to be LGBTQ; and achieving marriage equality in the over 150 countries where Grindr users do not have the freedom to marry.
Beginning in 2023, Grindr for Equality expanded an innovative strategy to fight the HIV epidemic by enabling Grindr users to order free HIV self-test kits by connecting them directly to our self-testing partner organizations through the app. To date this program has resulted in the distribution of hundreds of thousands of kits globally, including in the U.S., Ireland, Georgia, the UK, Namibia, New Zealand, and Australia, many of which were sent to Grindr users who reported they had never previously tested for HIV. In 2024, we also launched in-app access to sexual health and safety resources for our users in 30 countries around the world, including Brazil, Kenya, Namibia, and many countries in Europe, enabling millions of our users to access sexual health and safety resources directly through a side drawer on the Grindr app’s home screen, gaining localized and real-time information on the issues that matter to them.
In 2023 and 2024, Grindr for Equality is also proud to have supported numerous marriage equality campaigns, including through its partnership with the Rainbow Sky Association of Thailand in advocating for marriage equality leading up to June 2024, when Thailand became the first Southeast Asian country to legalize marriage equality. During this time, we also supported decriminalization campaigns, including in Namibia where the high court repealed a colonial-era law criminalizing same-sex conduct in June 2024, and hundreds of LGBTQ organizations around the world, building on our mission of making a world where the lives of our global community are free, equal, healthy, and just.
Our Competitive Advantages
We believe certain advantages will continue to provide us with sustainable differentiation and success relative to our competitors:
•The Largest Global GBTQ-Focused Mobile Social Platform. We were established in 2009 as one of the first global social platforms exclusively addressing the needs of our community and are the most widely used social platform dedicated to serving GBTQ users and the LGBTQ community.
•Highly Engaged User Base. Our users are highly engaged, averaging a significant amount of time interacting with other users on our platform.
•Preeminent Brand Within the LGBTQ Community. Our brand is one of the most well-known in the LGBTQ community and has become broadly associated with LGBTQ culture.
•Organic MAU Growth. We have benefited from a substantial first-mover advantage and reached a scale that continues to propel the viral growth of our business, brand awareness, and user acquisition.
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
Our Growth Strategies
We believe there is significant growth opportunity in our core product driven in part by the rising acceptance and growth of the global LGBTQ population, especially among recent generations that are more technology savvy. We also believe there are opportunities to expand beyond our core business, and plan to test a number of products and services in other sectors.
Key elements of our growth strategy include:
•Improving and Advancing our Core Product.
◦Expand Monetization Capabilities. We believe we can improve the monetization of our platform by continuing to optimize and develop our subscription offerings, introducing more stand-alone premium functions, and further optimizing our indirect revenue offerings, as described in more detail below:
◦Continue to optimize our core product and develop our subscription offerings by evolving with our users to define use cases that are compelling for users to pay for. We also intend to improve the merchandising of our paid features, segment the value propositions inside the paid tiers, and adjust our pricing globally.
◦We intend to grow our indirect business by improving our advertising technology to create more valuable ad products, increase advertising impressions globally and expand advertising partnerships. During 2024, we appointed new leadership for our advertising business and set a strategy that has driven growth in our third-party advertising partnerships as well as direct advertising sales.
◦Grow Our User Base. We plan to deepen our penetration in our current markets, including in our key established markets such as the United States and Europe. We also plan to grow our user base by targeting geographic regions that have a large number of untapped potential users and fast-growing economies.
◦Invest in Understanding our User Journey. We will continue to invest in data to improve our product-market fit, attract new users, protect our users, and fight abuse and spam on our platform. We believe our efforts in AI, ML, and data science will help our users have more successful connections and improve the overall experience on our platform. Our goal is to design compelling experiences built around user intent and to create value through innovation. We will continue to listen carefully to user input and evaluate how users interact with the app, iterating over time to deliver an optimal experience in terms of functionality to both our paying and free users.
•Continue to Strengthen our Global Brand. We will continue to actively promote a better global understanding of the Grindr brands and to reshape the perception of Grindr as the Global Gayborhood in Your Pocket™.

•Focusing on Gayborhood Expansion Opportunities. Beyond our core business, we intend to explore new lines of business, including the health and wellness sector, travel, local discovery, media, and others.

•Strategic Investments and Acquisitions. In addition to organic growth, we are open to opportunistic strategic partnerships, collaborations, investments, and acquisitions, including in markets beyond our core product.
Technology
Our technology and product development process is designed for the unique needs of our user base. We aim to build technology that addresses our users’ needs, protects our users, and enables them to make connections safely.
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
•Artificial Intelligence and Machine Learning. Our growth agenda will be supported, in part, by the introduction of AI synthetics to our product development workflow and coding, and incorporating a product roadmap that features AI-first experiences that are intended to transform the ways in which we engage with and serve our user community.

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
Our platform has a suite of safety features and we publish a holistic security guide and safety tips for users. Our suite of tools and technology utilize a three-pillar approach to content moderation:
•Automated Review. We implement preventative technologies to help mitigate risks of user misbehavior. Upon profile creation, we automatically scan profiles and conduct ongoing scans for fraudulent behavior or violations of our Community Guidelines. Our algorithms and automations remove many malicious profiles before they can interact with our community. We utilize third-party tooling to enhance our automated review capabilities. In addition, we provide users with a robust appeals system that leverages a manual human review of automated decisions.
•Manual Review. Our experienced human reviewers play an integral role in our moderation process. We utilize a team of content review personnel dedicated to moderating content on the Grindr platform.
•Community Feedback. Through in-app tools, we encourage users to report inappropriate content and misbehavior.

Branding and Marketing
We have expanded our user base through user-driven organic growth, anchored in the combination of our strong brand and an extensive global user base. Online initiatives of our branding and marketing strategy historically included, and continue to include, attracting new users and generating brand awareness through content marketing and social media initiatives, influencer marketing campaigns, and brand partnerships.
In 2024, we also made significant progress reshaping the perception of Grindr as the Global Gayborhood in Your Pocket™. Our goal is to move beyond broad awareness to becoming a brand that users love, trust, and recommend. Through gayborhood expansion initiatives, we are developing new products and services for users to engage with through the Grindr platform, which include digital versions of services typically found in physical gayborhoods. Our content-driven campaigns this past year focused on driving positive brand association, while tailored messaging and owned social channels were aimed at engaging our core audiences where they are. We also took more control of our narrative in the press, bringing our core audience inside the gayborhood and along with us on our product journey. We expect to continue to actively promote a better global understanding of the Grindr brands in the year ahead.
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
In 2023, we adopted a hybrid working model involving a multi-phase return-to-office plan, which was largely completed by January 2024, and which we expect to fully conclude by spring 2025 (the “RTO Plan”). The RTO Plan provided employees with a one-time relocation package to support relocation to offices where their respective teams are based, or separation packages for employees who choose not to participate in the RTO Plan.
As of December 31, 2024, we had 147 employees globally, 142 of which were full-time employees. In 2024 we expanded and enhanced our team, including by adding employees and contractors. In doing so, we significantly grew the size of our engineering team, including with the addition of a dedicated contractor team in Colombia consisting of 20 full-time engineers as of December 31, 2024. We will continue to selectively address immediate capacity and product development needs with contractors, particularly in supporting our engineering function. Approximately 75% of our team based in North America was hired in the last two years. We anticipate ongoing operational efficiencies driven by the extended collaboration of team members, the addition of experienced leadership, and the integration of AI-driven synthetic processes into our workflow. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. In 2025, we intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning.
We are headquartered in West Hollywood, California, and have additional offices in the San Francisco Bay Area, Chicago, and New York City.
Intellectual Property
We have developed our proprietary intellectual property over the past fifteen years. Our patents, trademarks, copyrights, domain names, trade secrets, and other intellectual property rights distinguish our products and services from those of our competitors and contribute to our competitive advantage in the markets in which we operate. To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws; confidentiality agreements; non-compete agreements; assignment-for-inventions agreements with our employees, contractors; and others, and contracts with third parties. We also regularly monitor any infringement or misappropriation of our intellectual property rights.
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
Government Regulation
We are subject to a number of U.S. federal and state laws and regulations, as well as foreign ones that involve matters that are important to, or may otherwise impact, our business and that may affect companies conducting business on the internet, including, but not limited to, regulations related to internet and eCommerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, consumer protection and warnings, online safety, marketing, taxation, privacy, data security, competition, arbitration agreements and class action waiver provisions, terms of service, and mobile application and website accessibility. These regulations are often complex and subject to varying interpretations, in many cases due to their newness and lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies in the United States and abroad, such as federal, state, and local administrative agencies. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business. See the section titled “Risk Factors—Risks Related to Regulation and Litigation—Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business.” As a result, we could be subject to actions based on negligence, various torts, and trademark and copyright infringement, among other actions. See the sections titled “Risk Factors—Risks Related to Regulation and Litigation—We may be held liable for information or content displayed on, retrieved from, or transmitted over our platform, as well as interactions that result from the use of our platform.,” “Risk Factors—Risks Related to Regulation and Litigation—We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.,” “Risk Factors—Risks Related to Regulation and Litigation —Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brands or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.,” “Risk Factors—Risks Related to Regulation and Litigation—Online applications are subject to various laws and regulations relating to children’s privacy and protection, or online safety, which, if violated (or perceived to have been violated), could subject us to litigation or regulatory actions, or could reduce demand for our products and services from current and prospective adult users that value discretion, choose not to share their identity, or are unwilling or unable to validate that they are adults.,” and “Risk Factors—Risks Related to Information Technology Systems and Intellectual Property—From time to time, we are party to patent, trademark, and other intellectual property-related litigation and proceedings that if resolved adversely, could materially adversely impact our business, financial condition, and results of operations.”
In the ordinary course of our business, we process a significant volume of personal data, including sensitive information from our users, employees, and others. Accordingly, we are, or may become, subject to numerous privacy and data protection obligations, including federal, state, local, and foreign laws; regulations; guidance; and industry standards related to privacy and data protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively the “CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“GDPR”), the GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act.
The CCPA, other U.S. state privacy laws, GDPR and UK GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data; and to opt-

out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages.
Additionally, foreign data privacy and security laws (including the GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the GDPR limits personal data processing to only what is necessary for specified, explicit, and legitimate purposes; increases transparency obligations to data subjects; limits the collection and retention of personal data; increases rights for data subjects; requires the implementation and maintenance of technical and organizational safeguards for personal data; and mandates notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals. There are numerous proposed laws pending around the world concerning privacy and data protection that could affect us if enacted. See the section titled “Risk Factors—Risks Related to Regulation and Litigation—We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.”
Any improper disclosure of data, particularly our customers’ sensitive personal data or other sensitive information, could negatively impact our business and/or our reputation. See the sections titled “Risk Factors—Risks Relating to our Business—Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks affecting our information technology systems or those of third parties with whom we work, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, disrupt the availability of our systems and services, generate negative publicity, and materially and adversely affect our business.”
In addition, depending on the new products or services we decided to test or potentially offer, we may become subject to additional regulatory schemes. See “Risk Factors—Risks Related to Regulation and Litigation—Depending on the new products or services we decide to test and potentially offer, we may be subject to fines, penalties, and injunctions under FDA or other regulations, as well as product liability claims.”
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

Item 1A. Risk Factors
RISK FACTORS
Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and related notes appearing at the end of this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results, and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Related to our Brand, Products and Services, and Operations
Our business can be impacted by market perception of the Grindr brands; if events occur that damage our reputation and brand, our ability to maintain and expand our base of users may be impaired, and our business could be materially and adversely affected.
We believe that the Grindr brands have significantly contributed to the success of our business. Our business and financial performance are impacted by the strength and market perception of our brands. We have achieved significant organic growth mainly through word-of-mouth referrals to our platform, without relying on traditional advertising for user acquisition, and therefore we believe it is critical to ensure that our users remain favorably inclined toward the Grindr brands. In addition, we believe that maintaining and evolving our brands is critical to expanding our user base and growing our advertising relationships.
The strength of our brands depends on an array of factors, including our ability to continue to provide useful, fun, reliable, trustworthy, and innovative products and services, which may or may not resonate with our users as successfully as we expect. Our new products and services may not always appeal to our users, which may negatively affect our brand and our ability to attract new users, or upgrade free users to paid accounts. See “—If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results and business may be significantly harmed.” In addition, the actions of our advertisers or partners may negatively affect our brands if users have a negative impression of such brands or do not have a positive experience using third-party products or services that are integrated into our platform. See “—We rely primarily on the Apple App Store and Google Play Store for distribution of and access to our products and services, and as the channels for processing of payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, or if our relationships with Apple, Google, or other such third parties deteriorate, it could materially and adversely affect our business, financial condition, and results of operations.” Moreover, illegal or inappropriate conduct by users, advertisers, partners, or bad actors may adversely affect our brands, particularly if we fail to respond expeditiously to objectionable content or misconduct on our platform or otherwise to address user concerns. See “—Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brand or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.” We have also experienced, and expect to continue to experience, significant media, legislative, and regulatory scrutiny, as well as litigation, other legal actions, and regulatory investigations, in the U.S. and abroad, regarding user privacy and data protection, interactions between users, and other issues. For example, over the last few years, we have received and responded to inquiries from the Spanish Data Protection Authority, the Slovenian Data Protection Authority, and the Austrian Data Protection Authority, and other non-EU data protection authorities, including the Norwegian Data Protection Authority and the UK Information Commissioner’s Office (“ICO”), and various U.S. regulators. See “—We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.” These and other inquiries may have harmed our reputation and brands and may seriously harm our reputation and brand in the future. See “—Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.” If events occur that damage our reputation or brands, our business, financial condition, and results of operations could be materially and adversely affected.
Changes to our existing products and services could fail to attract or retain users or generate revenue and profits.
Our ability to retain, expand, monetize, and engage our user base, and to increase our revenue, is correlated to our ability to keep pace with user expectations and technological changes in the industry by, among other things, continuing to evolve our existing products and services. We operate in an industry characterized by rapidly changing technologies in response to evolving industry standards, frequent new product and service announcements and enhancements, and changing user demands, and our competitors in the online social networking and dating app industries are constantly developing new technologies and products and services. Our performance will therefore be impacted by our ability to adapt in response to this environment by, among other things, continuing to improve the speed, performance, features, ease of use, and reliability of our products and services, in response to evolving user demands and competitive dynamics. Any failure to keep pace with rapid technological changes could cause us to lose or fail to increase market share and thus have a material adverse effect on our business, financial condition, and results of operations.
Our ability to retain, expand, monetize and engage our user base, and to increase our revenue, depends on our ability to continue to improve our existing products and services. We may introduce significant changes to our existing products and services, including using technologies with which we have little or no prior development or operating experience. For instance, we are continuing to build AI technologies into our services, including generative artificial intelligence (“AI”) and machine learning (“ML”) technologies. We are creating the Wingman, which is intended to be an assistant helping users navigate our app and enhance their overall user experience, as well as other features that will be powered by Wingman. See “—Our integration of artificial intelligence-driven features, including Wingman, may expose us to a variety of legal, reputational, operational, and regulatory risks and could materially and adversely affect our business and results of operations.” We also believe we can further improve our monetization capabilities by diversifying our subscription offerings, introducing more a la carte premium offerings, and further optimizing our advertising offerings. These efforts, however, may not ultimately be successful or translate into meaningful additional revenue. If we do not continue to innovate and provide attractive products and services to our users, or if we fail to consistently tailor our products and services to accommodate our users’ changing demands, we may not be able to retain or grow a large and active user base or to generate sufficient revenue, operating margin, or other value, to justify our investments, any of which may materially adversely affect our business.
We may not be able to successfully implement our new product and services roadmap, which could adversely impact our business, financial conditions or results of operations.
We are continually evaluating the changing consumer, market, and competitive environment of the community we serve and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that address the needs and wants of our user base. As noted in “Item 1. Business—Our Company”, our product strategy accelerated in 2024 as we executed across our product roadmap and we expect to launch a number of new products and services to some, if not all, users in 2025. There is no guarantee that our investment in new products and services, new features, and other initiatives will succeed or generate revenue or other benefits for us. New products, services, and features may provide temporary increases in engagement that may ultimately fail to attract and retain users over time such that they may not produce the long-term benefits that we expect. We may also introduce new products, services, features, terms of service, or policies and seek to find new, effective ways to show our community new and existing products, and services and alert them to events and opportunities to connect that our users do not like. If our new or enhanced brands, products and services, or product extensions fail to engage users or marketing partners, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may materially adversely affect our business.
Entering into new types or lines of business requires significant management attention, may disrupt our existing business, exposes us to new legal and regulatory requirements, and may fail to produce the benefits and synergies we anticipate. Furthermore, assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate. We also may be unable to engage with partners of choice or engage on terms favorable to us in order to implement our strategic initiatives. Any of our partners may not perform their obligations as expected or may breach or terminate their agreements with us. The failure of our partners to meet their obligations, comply with legal requirements, adequately deploy resources or to satisfactorily resolve disputes with us could have an adverse effect on our business, financial condition or results of operations. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

We have also announced our strategy to explore new lines of business to serve the health and wellness needs of our users. Any new products and services for health and wellness may subject us to increased regulation and costly compliance efforts. For additional information on certain of the risks associated with our potential entry into health and wellness services and products, see “—Risks Related to Regulation and Litigation—Depending on the new products or services we decide to test and potentially offer, we may be subject to fines, penalties, and injunctions under FDA or other regulations, as well as product liability claims.” and “—Risk Related to Regulation and Litigation—Depending on the new services or products we decide to test and potentially offer, we will be subject to extensive federal and state healthcare laws and regulations (in addition to FDA regulations) in the operation of our health and wellness services and may be subject to fines, penalties, and injunctions if we or our partners are found to in violation of any of such laws and regulations.”
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results and business may be significantly harmed.
The size of our user base and our users’ level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding and retaining users of our products and services and converting users into paying subscribers or a la carte payers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. Any decrease in user retention, growth, or engagement could render our products and services less attractive to users, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. Furthermore, if our user growth rate slows down, our business performance will become increasingly dependent on our ability to retain existing users and enhance user engagement on our platform in current and new markets. Although we have primarily grown our user base organically, attracting and retaining additional users for our products and services may require sales and marketing expenditures in the future. If our platform ceases to be one of the most frequently used social networking applications for GBTQ individuals, or if people do not perceive our products and services to be useful, reliable, and/or trustworthy, we may not be able to attract or retain users, or otherwise maintain their level of engagement.
Several other online social networking platforms and online dating apps and services that achieved early popularity have since experienced slower growth or declines in their user bases or levels of engagement. We may experience a similar erosion of our user base or engagement levels, particularly as we achieve higher market penetration rates. From time to time, certain of the below-listed factors have negatively affected our user growth, engagement, and retention to varying degrees. Any number of factors can negatively affect user growth, engagement, and retention, including if:
•we fail to introduce new and improved products and services that appeal to our users, or if we make changes to existing products and services that do not appeal to our users;
•we experience decreases in user sentiment related to the quality of our products and services, or based upon concerns related to data privacy and the sharing of user data, safety, security, use of AI/ML technologies including generative AI, or well-being, among other factors;
•technical or other problems prevent us from delivering our products and services in a rapid and reliable manner or otherwise affect the user experience;
•we fail to address user, legal, or regulatory concerns related to data privacy, data security, use of AI/ML technologies, personal safety, or other factors;
•our current or future products and services reduce user activity on Grindr by making it easier for our users to interact and share on third-party platforms; or
•there are changes mandated by legislation, regulations, or other government actions.
Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brand or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.
Our platform allows users to connect and communicate with other users. Individuals or groups may engage in illegal or otherwise inappropriate activities, which could adversely affect the public perception of our brand, and ultimately could harm our ability to retain existing users or add new users. We endeavor to detect and address user actions that we suspect may violate our Terms and Conditions of Service, Communities Guidelines, or other policies applicable to our platform, which prohibit, among other things, any form of harassment, hate speech, or violence; other offensive content; profile pictures with nudity; pornography; drugs; impersonation of another person; activities related to minors (including uploading images depicting minors or communicating with another user believed to be a minor); and illegal actions such as the advertising of sexual services or drugs. With a combination of human moderation, user reporting of violations, and automated tooling, our teams endeavor to detect and address suspected or potential violations, and we continue to endeavor to efficiently detect and address these issues in the future, but we may not be successful in doing so. Despite these efforts, there have been in the past, and there could be in the future, a number of incidents where users post unauthorized profiled or engage in activities on or through our platform that violate our policies or laws. Our safeguards may not be sufficient or adequate to ensure the safety of our users and this may harm our reputation and brand, especially if any instances of illegal or otherwise inappropriate conduct become well-publicized, as has occurred in the past.
In addition, while our policies attempt to address the illegal or otherwise inappropriate use of our products and services, and we publish and make available resources that provide users with information designed to help protect users’ digital security, personal safety (both on, and off, our Grindr platform), and self-care, we do not control what happens if our users decide to meet in person after connecting on our platform.
Our platform allows users to connect and communicate with other users in the same geographic area or in other geographic areas around the world, including through the RoamTM and Boost features. Users of our products and services have been, and may in the future be, physically, financially, emotionally, or otherwise harmed by other individuals that they have met or may meet through the use of our products and services. For example, we have in the past received, and could in the future receive, complaints about users being assaulted or subjected to other forms of illegal or inappropriate conduct after meeting other users in person through our products and services. When one or more of our users suffers or alleges to have suffered any harm either on our platform or in person after meeting another user on our platform, we have in the past, and could in the future, experience legal action, regulatory investigations, or negative publicity that could damage our brand and reputation. For example, the Fight Online Sex Trafficking Act of 2017 provides potential civil remedies for certain victims of online sex trafficking crimes. Similar events with respect to users of our competitors’ products and services could result in negative publicity for the overall social networking industry, or for LGBTQ-focused social networking platforms more specifically, which could in turn negatively affect our business, financial condition, and results of operations.
Moreover, user-generated content is at the center of our products and services, which enable our users to provide text, location, image, audio, and video content both in their Grindr public profiles and in interactions with other Grindr users. User content or activity may be infringing, illegal, hostile, offensive, harmful, unethical, or inappropriate or may violate our terms of service. In the past we have been, and in the future may be, subject to lawsuits arising from the conduct of our users, and we may be subject to regulatory enforcement actions relating to user content or actions, including conduct of our users occurring off of our platform but with alleged or actual connections to interactions on our platform. Even if claims against us are ultimately unsuccessful, defending against such claims increases our legal expenses and diverts management’s attention from the operation of our business, which could materially and adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
In the U.S., we and other online service providers rely primarily on two sets of laws for protection with respect to user activity on our platform. The Digital Millennium Copyright Act (“DMCA”), provides service providers a safe harbor from monetary damages for copyright infringement claims, provided that service providers comply with various requirements designed to stop or discourage infringement on their platforms by their users. Section 230 of the Communications Decency Act (“CDA”) has historically protected providers of an interactive computer service from liability with respect to content provided over their service by others, including users.
Congress has been actively considering revisions to both the DMCA safe harbor and Section 230 of the CDA. The current Administration has supported limiting the scope of Section 230 to, among other things, reduce the protection for moderation of user-generated content, and on January 20, 2025, Brendan Carr, who also supports such limitations, was designated as Chairman of the Federal Communications Commission (“FCC”). Furthermore, recent litigation involving cloud hosting companies has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content.
In a number of recent cases, U.S. courts have limited and may continue to further limit the protections of Section 230. For example, in August 2024, the U.S. Court of Appeals for the Third Circuit ruled that Section 230 did not immunize TikTok from liability for recommendations of user-generated content made by TikTok’s algorithm. This decision, though currently an outlier, increases the risk that we could be subject to legal liability for harms related to user behavior on our platform, including under product liability and other theories. Other courts have also recently adopted narrower interpretations of Section 230’s applicability than in the past, and there are other pending cases before U.S. federal appellate courts and other courts that could limit the scope of Section 230, further increasing the risks we face. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions—including the First Amendment, on which we also rely—may be interpreted in ways that provide us with incomplete or insufficient protection from claims. We face a number of lawsuits against Grindr seeking damages for harms suffered by users who communicate with other users on our platform, and while we cannot predict the outcome of these lawsuits, risks to Grindr are increasing in this area, including as a result of litigation involving other defendants before various courts that could establish precedents affecting the outcome of suits against Grindr. If our motions to dismiss in one or more of the suits we face are ultimately denied, including after appeals, we could face trials, significant litigation expenses, and potentially significant damages. We could also be legally required or choose to make changes to our services to mitigate the risks from these types of lawsuits, and any such changes could have adverse consequences on our services, users, business, results of operations, and financial condition.
We do not fully or immediately monitor all user content or activities on our platform, so inappropriate content may be posted or shared and problematic activities may occur before we are able to take protective action, which could subject us to legal actions. Even if we comply with actual legal obligations to remove or disable content, we may continue to allow use of our products or services by individuals or entities who others find hostile, offensive, or inappropriate. The activities or content of our users may lead us to experience adverse political, business and reputational consequences, especially if such activities or content attract significant public attention. Conversely, actions we take in response to the activities of our users, up to and including banning them from using our products, services, or properties, may harm our brand and reputation or subject us to legal liability.
In addition to liability based on our activities in the United States, we may also be deemed subject to laws in other countries that may not have the same protections for online platforms or that may impose more onerous obligations on us with respect to the activities of our users or consent provided by such users on our platform, which may impose additional liability or expense on us, including additional theories of intermediary liability. For example, in 2019, the European Union approved a copyright directive that will impose additional obligations on online platforms, and failure to comply could give rise to significant liability. Other recent laws in the UK (online safety, including for minors), Germany (extremist content), Australia (violent content), India (intermediary liability), and Singapore (online falsehoods), as well as other new similar laws, may also expose online services companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition. Potential litigation could expose us to claims for damages and affect our operations.
Concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations.
We collect and process user profiles, precise user locations, and other personal data from our users to provide them with our products and services and to better facilitate connections among our users. Despite the increased level of social acceptance of certain members of the LGBTQ community, being LGBTQ remains stigmatized in many parts of the world and deemed illegal in some. Certain of our existing and potential users may prefer not to associate with our platform publicly, not to identify themselves publicly as LGBTQ, not to have assumptions or perceptions formed about their sexual orientation or gender identity, and/or not to have their sexual orientations and gender identities known by others, which may limit our ability to maintain or increase levels of user engagement.
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
In addition, from time to time, we receive requests or demands for information from law enforcement agencies that seek access to our user content or other information. In some cases, these requests or demands seek information that we do not have, are not able to provide, or have determined are not appropriate to provide due to technical limitations, privacy concerns, or retention practices. Maintaining the trust of our users is important to sustain our user growth, retention, and engagement. Concerns over the safety of our users or our privacy practices, whether actual or unfounded, could damage our reputation and brand and deter users, advertisers, and partners from using our products and services, any of which may adversely affect our business, financial condition, and results of operations.
Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.
We receive a high degree of media attention around the world, partly due to the social and cultural sensitivities associated with the particular demographic group that we serve, all of which has affected, and could in the future affect, the reputation and market perception of our brand. Regardless of its accuracy or authenticity, negative publicity concerning us, including media coverage regarding the actions of our users on or off our platform, our Terms and Conditions of Service or privacy practices, the quality or safety of our products and services (including, for example, our use of AI/ML technologies including generative AI), minors using our platforms, the actions of our advertisers or other partners, litigation or regulatory activity, and/or the actions of other companies that provide similar services to us, could materially and adversely affect our brand, which could, in turn, materially and adversely affect the size, engagement, and loyalty of our user base; our ability to attract and retain talent; and the number and quality of advertisers that choose to advertise on our platform. For example, since at least 2016, multiple news outlets and research groups have identified ways to allegedly determine the precise geolocation of users of Grindr and similar services. Although our users have the choice not to display their relative location in the Grindr cascade, trilateration (i.e., the process of estimating a user’s location by combining the distance measurement from three points surrounding a user), is a common risk in location-based apps and could be perceived as a threat to users’ location privacy in some jurisdictions. These risks have led to multiple regulatory inquiries.
We cannot assure you that we will be able to defuse negative publicity about us and/or our services to the satisfaction of our users, advertisers, platform partners, and other stakeholders. If we fail to protect our brand or reputation, given our reliance on the strength of our brand and organic growth, we may experience material adverse effects to the size, demographics, engagement, and loyalty of our user base, resulting in decreased revenue, fewer Grindr mobile application installs (or increased Grindr mobile application uninstalls), fewer conversions to premium subscriptions, or slower user growth rates, among other negative effects. Negative publicity, especially when it is directly addressed against us, may also require us to engage in media campaigns that, in turn, may require us to increase our marketing expenses and divert our management’s attention and may adversely impact our business and results of operations. If events occur that damage our brand and reputation and we fail to respond promptly or if we incur excessive expenses in these types of efforts, our business, financial condition and results of operations could be materially and adversely affected.
The online social networking and dating industries in which we operate are highly competitive, and if we cannot compete effectively our business will suffer.
The online social networking and dating app industries are highly competitive, with a consistent stream of new products and services and entrants. We compete primarily with other global platforms that provide dating and networking products and services that have LGBTQ users, such as Tinder and Hinge; non-dating specific social networking platforms such as Facebook; and LGBTQ-focused providers of casual dating, dating, and networking products and services for LGBTQ users, such as Scruff, Sniffies, Feeld, and PlanetRomeo. Some of our competitors may enjoy better competitive positions in certain geographical regions, with certain user demographics, or in other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products and services that are more appealing to users and potential users than our products and services, or to respond more quickly and/or cost-effectively than we do to new or changing opportunities. In addition, to the extent that some of our competitors were first movers in particular geographic regions, their positions in those regions could create barriers to our entry. Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily than we do, or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies, which may develop products and services, features, or services that compete with ours, and which may have easier access to new markets or potential users than we do.
In addition, within the social networking industry more generally, costs for users to switch between products and services are low, and users have a propensity to try new approaches to connecting with other people and to use multiple products and services at the same time. As a result, new products and services, entrants, and business models are likely to continue to emerge. It is possible that a new product could gain rapid scale at the expense of Grindr through harnessing a new technology or distribution channel, or a new or existing distribution channel, creating a new approach to connecting people or some other means. Our competitors may also develop new products, features, or services similar to ours or that achieve greater market acceptance than our products, features, or services; they may undertake more far-reaching and successful product development efforts or marketing campaigns than we do; or they may adopt different go-to-market strategies than we do. Any of these efforts, if successful, may enable our competitors to acquire and engage users at the expense of our user growth or engagement.
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
As part of our growth strategy, we may wish to acquire other companies or assets that expand our user base, enter new product categories, or obtain other competitive advantages. However, we may not be able to identify future acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms to complete such acquisitions, or we may be subject to antitrust scrutiny for any such potential acquisitions.
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
In connection with proposed or implemented acquisitions or similar transactions, we may become subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally. We have in the past been, and may in the future be, subject to allegations that our actions violate competition laws or otherwise constitute unfair competition in the U.S. or other jurisdictions in which we operate. Any claims or investigations, even if without merit, may be costly to defend or respond to; involve negative publicity; cause substantial diversion of management’s time and effort; and result in reputational harm, significant judgments, fines and other remedial actions against us, require us to change our business practices, make product or operational changes, or delay or preclude planned transactions; product launches; or improvements.
We rely primarily on the Apple App Store and Google Play Store for distribution of and access to our products and services, and as the channels for processing of payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, or if our relationships with Apple, Google, or other such third parties deteriorate, it could materially and adversely affect our business, financial condition, and results of operations.
We distribute our products and services primarily through the Apple App Store and Google Play Store, and we may market and distribute through other platforms in the future. We are subject to the standard terms, conditions, and guidelines of these platforms for app developers, which govern the promotion and distribution of our products and services on their respective platforms. There is no guarantee that app stores and other distribution platforms will continue to feature or make available our products, or that we will be able to comply with the standard terms, conditions, policies, and guidelines of these platforms, such that our products and services continue to be available through these platforms. Even if we believe we are in compliance with all applicable policies, one or more of these platforms may nevertheless decide not to allow us on their platforms because of concerns about reputational, privacy, safety, or other risks we present or for other reasons, in which case our business, financial condition, and results of operations could be materially adversely affected. Apple App Store and Google Play Store have and may continue to impose access restrictions for users in Russia and other geopolitical regions in relation to the conflict between Russia and Ukraine or other events that are beyond Grindr’s control, such as terrorism, public health crises, or political unrest, which could result in the inability to access and use our products and services and other negative experiences for our users and, in turn, harm our reputation among users and adversely affect our business.
Apple and Google, as well as similar third parties we rely on, have broad discretion to change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our Grindr mobile application, including to interpret their respective terms and conditions in ways that may limit, eliminate, or otherwise interfere with our products and services; our ability to distribute our Grindr mobile application through their stores; our ability to update our Grindr mobile application, including to make bug fixes or other feature updates or upgrades; the features we provide; the manner in which we market our in-app products and services; our ability to access native functionality or other aspects of mobile devices; and our ability to access information about our users that they collect. To the extent such third parties make such changes, our business, financial condition, and results of operations could be materially adversely affected.

While our Grindr mobile application is generally free to download from these stores, we offer our users the opportunity to purchase subscriptions and premium add-ons. We determine the prices for these subscriptions and premium add-ons, but at this time, they are primarily processed through the in-app payment systems provided by Apple and Google. We also utilize Stripe in order to process payments related to certain legacy subscriptions, and may use Stripe or similar payment processing partners to process other payments in the future. Apple and Google, as well as other third parties such as Stripe, can make changes to their payment services, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by such third parties through our Grindr mobile application.
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
In addition, certain marketing channels have, from time to time, limited or prohibited advertisements for Grindr or similar products and services, including because of poor behavior by other industry participants. There is no assurance that we will not be limited or prohibited from using certain current or prospective marketing channels or providing certain features in the future.
Further, many users register for (and log into) our Grindr platform exclusively through their Apple IDs, Google usernames, or Facebook profiles, and we may enable other third-party log in solutions in the future. While we have alternate authentication methods that allow users to register for (and log into) our Grindr platform using an email address or their mobile phone numbers, there can be no assurances that users will use these other methods. Apple, Google, Facebook, and others have broad discretion to change their terms and conditions in ways that could limit, eliminate, or otherwise interfere with our ability to use Apple IDs, Google usernames, Facebook profiles, or other identifiers as a registration method or to allow these entities to use such data to gain a competitive advantage. If Apple, Google, Facebook, or others made such changes, our business, financial condition, and results of operations could be materially adversely affected. Additionally, if security on Apple, Google, Facebook, or similar platforms is compromised, if our users are locked out from their accounts, or if Apple, Google, Facebook, or similar platforms experience an outage, our users may be unable to access our products and services. If our ability to distribute our products and services to our users is impaired, even if for a temporary period, user growth and engagement with our service could be materially adversely affected, even if for a temporary period. Any of these events could materially adversely affect our business, financial condition, and results of operations.
In addition, we leverage a wide array of additional third parties in various other aspects of our operations including, without limitation, software developers; computing, storage, and bandwidth service providers; suppliers of technology infrastructures; mobile application optimization and analytics firms; sales and marketing channels; contract engineers; contract content contributors; and LGBTQ rights advocacy organizations around the world. Any deterioration in our relationships with these third-party suppliers, vendors, and business partners, or any adverse change in the terms and conditions governing these relationships, could have a negative impact on our business, financial condition, and results of operations, and there is no guarantee that we would be able to find replacement vendors on reasonable terms or at all.
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

As discussed above, we market, distribute, and make our products and services available across several mobile operating systems and devices (e.g., iOS and Android) and through a number of third-party publishers and distribution channels (e.g., the Apple App Store and Google Play Store). There can be no guarantee that popular mobile devices will continue to support our products and services, or that mobile device users will continue to use our products and services over competing products and services. In addition, if the number of platforms for which we develop our products and services increases, our costs and expenses will also increase, as will the risks of bugs, outages, or other technical issues. Moreover, our products and services require high-bandwidth data capabilities. If the costs of data usage increase, our user growth, retention, and engagement may be seriously harmed, any of which could materially and adversely affect our business, financial condition, and results of operations.
Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments, private individuals, or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operations.
While there has been substantial progress in the recognition and protection of LGBTQ rights in certain parts of the world, identification as LGBTQ remains stigmatized, marginalized, and deemed illegal in many regions, and the situation is getting worse in many places. We have faced and may continue to face serious incidents in which government authorities in certain countries use our products and services to persecute, arrest, and assault LGBTQ individuals under charges of “promoting sexual deviancy” and “inciting immorality,” among others. Relatedly, in some places in the world criminal gangs and individuals may prey upon our users and other members of the LGBTQ community without deterrence because law enforcement may be unwilling to protect LGBTQ people from harm.
In addition, some countries, including Pakistan and the Crimean Peninsula in Ukraine, have banned our products and services and the products and services of other companies that provide services for and promote the LGBTQ community. Access to our Grindr platform in other countries, such as China, Turkey, Lebanon, Indonesia, the United Arab Emirates, Saudi Arabia, and Qatar, may only be available through the use of services such as virtual private networks (“VPNs”), or via home wireless networks, thereby decreasing accessibility to our products and services. Adverse social and political environments for the LGBTQ community could limit our geographical reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operation.
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
To sustain our revenue growth, we must monetize our user base by meeting or exceeding their expectations for our products and services in order for them to choose to convert to paid subscribers. Our growth and monetization strategies are constantly evolving. We plan to offer our users more opportunity for engagement, including through more stand-alone for-pay features; additional offers to encourage conversion to premium (fee based) subscriptions; different types of subscription packages; and potentially access to services outside of our core product, among other strategies. In addition, we intend to diversify our advertiser portfolio and strengthen the performance of our online self-service advertising system. These efforts might not be successful and may not justify our investment, or we may not be able to pursue them at all. We have limited and may continue to limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to generate advertising revenue. In addition, we are continuously seeking to balance our growth objectives and monetization strategies with our desire to provide an excellent user experience, and we may not be successful in achieving a balance that continues to attract and retain users. If our growth and monetization strategies do not generate sustainable revenue, our business, financial condition, and results of operations could be materially adversely affected.
Our product development, investment, and other business decisions may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product development and investment decisions that may not prioritize short-term financial results, if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, our Grindr for Equality social impact division helps serve the LGBTQ community and strengthen our brand by advancing health and human rights priorities globally, without focusing on immediate financial returns. Likewise, we occasionally launch features that we cannot monetize (and may never be able to monetize), in order to improve the overall user experience and thus improve our long-term financial performance by driving user engagement and retention, among other potential effects. However, these sorts of decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with partners and advertisers, and our business, financial conditions, and results of operations could be materially adversely affected.
The failure to attract new advertisers, the loss of existing advertisers, a deterioration in any of our advertising relationships, or a reduction in their spending could adversely impact our business.
We currently generate a portion of our revenue from advertising on our products and services, which is presented in our indirect revenue. We attract third-party advertisers because of our extensive GBTQ user base worldwide, among other factors. Any decrease or slower growth in our user base or user engagement may discourage new or existing advertisers from advertising on our products and services. The advertisers and advertising platforms control their respective development and operation, and we have little input, if any at all, into how their platforms operate. In addition, we largely do not have control over the type of advertisers or the content of their advertisements on our platform. Any deterioration in our relationship with these platforms, any changes in how they operate their platforms or in the requirements regarding the content on our platform, or any deterioration in the platforms’ relationships with advertisers that advertise on our platform may materially adversely affect our advertising revenue. Any loss of existing advertisers or failure to attract new advertisers will materially adversely affect our business, financial condition, and results of operations.
Our advertisers typically do not have long-term advertising commitments with us. The majority of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, certain advertisers may view some of our products and services as controversial, experimental, or unproven. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Moreover, we rely on the ability to collect and disclose data and metrics for our advertisers to attract new advertisers and retain existing advertisers. Restrictions, whether by law, regulation, policy, or any other reason, on our ability to collect and disclose data to our advertisers may impede our ability to attract and retain advertisers. Our ability to collect and disclose data may also be adversely affected by third parties, such as third-party publishers and platforms. See “— If the use of third-party cookies or other tracking technology is rejected by our users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could be negatively impacted and we could incur significant revenue loss or increased costs.”
In addition, our advertising revenue could also be adversely affected by many factors both within and beyond our control, including:
•decreased user access to and engagement with us through our products and services;
•our inability to maintain or improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;

•adverse legal developments or user sentiment relating to advertising, online safety, data privacy, artificial intelligence, and collection of personal data for targeted advertising purposes, including legislative action, regulatory developments, and litigation;
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
We have significant internationally-sourced revenue and plan to continue the monetization efforts internationally, including through the translation of our products and services. As of December 31, 2024, we distribute the iOS and Android versions of our Grindr mobile application in 9 and 21 languages, respectively, and had registered users in most countries and territories in which the Apple App Store and Google Play Store operate. Our international revenues represented 42.2% and 41.7% of total revenue for the years ended December 31, 2024 and 2023, respectively. If we fail to deploy, manage, or oversee our international expansion successfully, our business may suffer.
Some or all of our products or services may not be permitted or made available in certain markets due to legal and regulatory restrictions and societal perceptions of LGBTQ identities. See “—Adverse social and political environments for the LGBTQ community in certain parts of the world, including actions by governments, private individuals, or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operations.”
We believe that operating internationally, particularly in countries in which we have more limited experience, exposes us to a number of additional risks both within and beyond our control, including:
•political tensions, social unrest, or economic instability, particularly in the countries in which we operate;
•risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to data privacy, online safety, data security, artificial intelligence and unexpected changes in laws, regulatory requirements, and enforcement;
•potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;
•burdens of complying with a variety of foreign laws, including multiple tax jurisdictions;
•reduced protection for intellectual property rights in some countries;
•political unrest, terrorism, military conflict (such as the conflicts involving Russia and Ukraine and Israel and Hamas), war, health and safety epidemics (such as the COVID-19 pandemic and the outbreak of the mpox virus, formerly known as monkeypox, which began in 2022 (the “mpox outbreak”)) or the threat of any of these events;
•export controls and economic sanctions administered by the U.S. Department of Commerce Bureau of Industry and Security and the U.S. Department of the Treasury Office of Foreign Assets Control and similar regulatory entities in other jurisdictions; and
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-corruption laws in other jurisdictions.
Moreover, geopolitical tensions in or involving countries in which we operate, may prevent us from operating in certain countries or increase our costs of operating in those countries. In addition, if enforcement authorities demand access to our user data, our failure to comply could lead to our inability to operate in such countries or other punitive acts. For example, in 2018, Russia temporarily blocked access to the messaging app Telegram after it refused to provide access to the Russian government to encrypted messages.
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
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the COVID-19 pandemic, the mpox outbreak, and other newly declared public health emergencies. The COVID-19 pandemic reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. While some of these measures have been relaxed in various parts of the world, future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus, are likely to have an adverse impact on global economic conditions and consumer confidence and spending, as well as on the ability of people who connect on our platform to meet in person, and could materially adversely affect demand, or our users’ ability to pay, for our products and services. The mpox outbreak spread to many regions of the world, including to regions where we conduct our business operations. The spread of similar outbreaks and public health emergencies could result in declines in our user base and user activity, which could have a material adverse effect on our business operations and financial results.
A public health epidemic, pandemic or public health emergency, including the COVID-19 pandemic and the mpox outbreak, poses the risk that we or our employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period, including due to shutdowns necessitated for the health and well-being of our staff or the staff of business partners, or shutdowns that may be requested or mandated by governmental authorities.
A widespread epidemic, pandemic, or other health crisis could also cause significant volatility in global markets, and could reduce our ability to access capital and thereby negatively impact our liquidity.
We have in the past experienced and may in the future experience volatility in our user and revenue growth rates as a result of disease outbreaks, such as the COVID-19 pandemic and mpox. Part of our growth strategy includes increasing the number of international users and expanding into additional geographies. The timing and success of our international expansion may be negatively impacted by disease outbreaks, which could impede our anticipated growth. As we experience volatility or decline in growth rates, investors’ perceptions of our business may be adversely affected, and the trading price of shares of our common stock may decline.
We depend on our key personnel and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract and retain qualified personnel in the future.
We currently depend on the continued services and performance of our key personnel, including members of senior management, product development and marketing teams, engineering personnel, and privacy and information security staff. In addition, some of our key technologies and systems have been, or may be in the future, custom-made for our business by our key personnel. If one or more of our senior management or other key staff members cannot or chooses not to continue their employment with us, we might not be able to replace them easily in a timely manner.
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. We face intense competition in the industry for well-qualified, highly skilled employees; our continued ability to compete effectively depends, in part, upon our ability to attract and retain outstanding employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, key contributors to our success and our ability to foster the innovation, creativity, and teamwork that we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, or if we fail to effectively manage the remainder of our shift to a hybrid work model involving a multi-phase return-to-office plan, announced in the fall of 2023, largely completed by January 2024 and expected to fully conclude by spring 2025, among other factors, our efficiency and ability to meet our forecasts and our ability to maintain our culture, employee morale, productivity, and retention could suffer, and consequently, our business, financial condition, and results of operations could be materially adversely affected.
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

Although none of our employees are currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions. In July 2023, a labor union filed an election petition with the National Labor Relations Board (“NLRB”) seeking to represent certain of our employees. Acting on the petition, the NLRB conducted a secret-ballot election in November and December 2023, which remained ongoing as of December 31, 2024, due to outstanding challenged ballots. On November 1, 2024, the local regional office of NLRB issued a complaint on certain unfair labor practice charges, which is currently scheduled for a hearing in late March 2025. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB. If a significant number of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, reduce innovation, change our company culture, decrease our flexibility, and disrupt our business. In addition, a labor dispute or union campaign involving some or all of our employees, may harm our reputation, disrupt our operations, and result in legal expenses.
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
We rely on key operating metrics, some of which are derived from third party data sources, that have not been independently verified to manage our business. We may periodically change our metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We regularly review metrics, such as Average MAUs and Average Paying Users, to evaluate growth trends, measure our performance, and make strategic decisions. For example, Average MAUs are calculated using unique devices that demonstrate activity on our Grindr platform on a calendar month basis; the devices counted may not exactly reflect the number of Grindr users. Average MAUs are also calculated using internal company data gathered in part on analytics platforms that we developed or deployed and operate, and an independent third party has not validated those platforms or the resulting data. In addition, our internal systems measure Average MAUs by detecting user activity when users open our Grindr platform on their devices, regardless of whether they engage in further activities using the application. Therefore, this metric cannot measure the degree to which our users use our products and services, or accurately estimate the impact that the amount of usage may have on our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics” for more details. While Average MAUs and other operating metrics are based on what we believe to be reasonable estimates for the applicable periods, there are inherent challenges in measuring how our products and services are used across large populations globally and in accounting for spam accounts and bot accounts (as opposed to genuine users). Grindr does not have full control over the software or hardware on the user's mobile device. Therefore, the technology that runs in the background on certain mobile devices may cause our system to miscount the user metrics associated with the Grindr account. In addition, our ability to accurately calculate certain user metrics depends on data received from third-parties, including the Apple and Google app stores, which we are not able to independently verify. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithmic or other technical errors. In addition, we continually seek to enhance the accuracy of our estimates of user activity, and those estimates may change due to enhancements or other changes in our methodology.
Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of Average MAUs were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to achieve our growth goals. We continually seek to address technical challenges in our ability to record such data and improve our accuracy. Still given the complexity of the systems involved, the rapidly changing nature of mobile devices and systems, how our platform manages identity, and the way our users use the Grindr platform, we expect these issues to continue. We have in the past and in the future expect to continue exploring and developing an alternative user identifier in an effort to capture different use cases on our platform, such as when a user logs into their account from multiple devices or when users periodically uninstall and then reinstall our Grindr mobile application. This identifier may not apply retroactively to historical data and may be subject to additional regulatory requirements. This technology is still nascent, and it may be some time before we determine whether the resultant data is reliable or useful. To the extent we switch to reporting MAU data in the future based on this alternative identifier, it may be difficult for investors to evaluate period over period comparisons of these metrics. We may periodically change the metrics we use for internal or external reporting. If customers, advertisers, platform partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Users, platform partners, and investors may be less willing to allocate their resources or spending to our Grindr platform, any of which could materially negatively affect our business, financial condition, and results of operation.
Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.
We operate in various international markets. During the years ended December 31, 2024, and 2023, our international revenue represented 42.2% and 41.7% of our total revenue, respectively. We remeasure international revenues into U.S. dollar-denominated operating results, and during periods of a strengthening U.S. dollar, our international revenues will be reduced when remeasured into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, remeasuring our international revenues carried out in a currency other than the U.S. dollar into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can impact our results of operations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could materially adversely affect our business, financial condition, and results of operations.
A downturn in the global economy or other adverse macroeconomic disruptions, especially in the U.S. and Europe, where a substantial majority of our revenue is generated could adversely impact our business.
Our performance depends, at least in part, on global economic conditions and their impact on levels of spending by our subscribers and advertisers. A decline in general economic conditions, including but not limited to recent inflationary movements, especially in the U.S. and Europe where we generate a substantial majority of our revenue, may adversely affect levels of consumer discretionary spending, the demands for our products and services, as well as advertising expenditures, any of which could materially adversely affect our business, financial condition, and results of operations.
In addition, given the cyclical nature of the global economy, a recessionary period may occur in the future, which could negatively affect our business, financial condition, and results of operations. The ongoing U.S.-China trade tension and other international diplomatic issues, as well as geopolitical conflicts, including the military conflict involving Russia and Ukraine and the war involving Israel and Hamas, and the economic sanctions imposed on Russia, present additional uncertainties for the U.S. and global economies. In addition, our operations and access to capital may be impacted by disruptions to the banking system and financial market volatility. There can be no assurances that future economic conditions in the U.S. or elsewhere around the world will be favorable to our business.
The travel sector is very competitive and if, as part of our gayborhood expansion strategy, we launch products or services in this sector we may fail to compete effectively, which could negatively impact our financial performance.
If we begin to offer products and services in the travel sector, we would face competition from different types of companies in the various markets and geographies where we may operate, including large and small companies in the travel and leisure space as well as broader service providers. We could face competition for content, consumers, advertisers, online travel search services, providers of travel, lodging, experiences, and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. In recent years, there has been a proliferation of new channels through which service providers can offer accommodations, experiences, restaurant reservations, and other travel related services. Competitors in this market may offer a variety of services similar to ours and, in some cases, may be willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. Competitors could also have significantly greater financial, technical, marketing, and other resources; or may have more expertise in developing and facilitating such services. Competition could negatively impact our ability to successfully enter or otherwise compete in the travel sector, or hurt our ability to realize the full benefits of expansion into this sector.

Our gayborhood expansion strategy may be unsuccessful and may expose us to additional risks. If our strategy does not achieve its expected benefits, there could be negative impacts to our business, financial condition and results of operations.
We are testing a range of new initiatives across our core business and related to gayborhood expansion. There are no assurances that we will be successful in executing our strategies. Our efforts may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. In addition, as we implement our strategies, the macroeconomic environment, including inflationary pressures, higher labor costs, and changes in consumer and merchant behavior may make it more difficult to effectively execute our strategy. Even if fully implemented, our strategy may not result in growth or the other anticipated benefits to our business, financial condition and results of operations, and could divert management’s attention away from our core business. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.
Risks Related to Information Technology Systems, Artificial Intelligence, and Intellectual Property
Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks affecting our information technology systems or those of third parties with whom we work, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, disrupt the availability of our systems and services, generate negative publicity, and materially and adversely affect our business.
In the ordinary course of our business, we and the third parties with whom we work collect and process a significant amount of data, including personal data regarding our users (including user-to-user communications, sexual preferences, and self-reported health information), personal data about our employees and other staff members, and other confidential or sensitive information. The information technology systems (including those of the third parties with whom we work) that store and process such data are susceptible to increasing threats of continually evolving cybersecurity risks. Cyber-attacks by third parties seeking unauthorized, unlawful, or accidental access; modification; destruction; loss; alteration; encryption or disclosure of confidential or sensitive information, including personal data regarding our users; or otherwise seeking to disrupt our ability to provide services have become prevalent in our industry. We also face attempts to create false or undesirable user accounts or take other actions to spam, spread misinformation, or pursue other objectionable ends. Given our platform’s popularity and user demographics, we and the third parties with whom we work are particularly susceptible to attacks. Our information technology systems and those of the third parties with whom we work face an ever-increasing number of threats from a broad range of potential bad actors, including foreign governments, criminals, competitors, computer hackers, cyber terrorists, and politically or socially motivated groups or individuals. Some actors, particularly nation-states in conjunction with military conflicts and defense activities, now engage and are expected to continue to engage in cyber-attacks. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.
We and the third parties with whom we work face numerous threats, including physical or electronic break-ins; security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website, or facilities; distributed denial-of-service attacks; computer and mobile malware, worms, and viruses; social engineering attacks (predominantly spear phishing attacks); deep fake attacks (which have become increasingly more difficult to identify as fake); credential stuffing attacks; credential harvesting; ransomware attacks; attacks enhanced or facilitated by AI; attempts to misappropriate user information, including credit card information and account login credentials; and general hacking. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are also becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack. Still, we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, third parties may attempt to fraudulently induce our staff or users to disclose information to gain access to our data or our users’ data. The threats described above have become more prevalent in our industry, and these risks have increased, both for us and the third parties with whom we work, as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services and cause other interruptions, delays, or operational malfunctions.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Security incidents or disruptions have occurred on our systems in the past, and they may continue to occur in the future and may be inherently difficult to detect for long periods of time. As a result of our market leader position, the size of our user base, and the types and volume of personal data on our systems, we believe that we are an especially attractive target for such breaches and attacks. Any failure to maintain performance, reliability, security, and availability of our products and services and technical infrastructure may harm our reputation and our ability to retain existing users and attract new users, as well as generate negative publicity.
While our insurance policies include liability coverage for certain of these matters including cyber liability, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. See “—Risks Related to our Brand, Products and Services, and Operations—We have limited insurance coverage concerning our business and operations.” The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial condition, and results of operations.
We cannot guarantee that measures we take that are designed to protect our information technology systems, data and user data will be effective, and we may also incur significant costs or modify our business activities to try to protect against or remediate security incidents or other disruptions.
Although we have devoted and continue to devote resources designed to protect our information technology systems, data and user data, we cannot guarantee that such measures will be effective; we may also incur significant costs or modify our business activities to try to protect against or remediate security incidents or other disruptions. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, users, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Any security incidents or other interruption could subject us to legal liability, including investigations by regulatory authorities and/or litigation that could result in liability to third parties, harm our business and reputation, and diminish our competitive position.
We may also incur significant legal and financial exposure, including legal claims, higher transaction fees, and regulatory fines and penalties because of any compromise or breach of our (or of third parties with whom we work) information technology systems or data. Any of the preceding could have a material adverse effect on our business, financial condition, and results of operations.
We cannot guarantee that the information technology systems of third parties with whom we work have not been compromised by security breaches or attacks relating to unauthorized access, and any actual or perceived security breach of third parties with whom we work may materially and adversely affect our business.
Aspects of our business rely on the services of third parties in our supply chain. Supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain have not been compromised or are without exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or those of third parties with whom we work. Some of the third parties with whom we work receive or store information provided by us or our users through mobile or web applications integrated with our Grindr platform, and some store, transmit, and otherwise process certain confidential, sensitive, or personal data on our behalf. If these third parties fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users’ data may be improperly accessed, used, or disclosed, which could subject us to legal liability and disrupt our ability to provide our products and services. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Although we may have contractual protections with our third-party service providers, contractors, and consultants concerning data security, we cannot guarantee that a security breach will not occur on their systems, and any actual or perceived security breach could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we have from our third-party service providers, contractors, or consultants may not be sufficient to protect us from any such liabilities and losses adequately, and we may be unable to enforce any such contractual protections.
The occurrence of any of these or other factors could negatively and materially affect our business, financial condition, and results of operations.
If our information systems (such as our hardware, software, products, or those of third parties with whom we work) contain undetected errors or vulnerabilities, we could be subject to liability and our business could be materially and adversely affected.
As explained above, our products and services and internal systems rely on technical and complex software, hardware, and other information technology systems, including those developed or maintained internally and/or by third parties with whom we work. In addition, our products and services and internal systems depend on the ability of such information systems to store, retrieve, process, and manage immense amounts of data. The information technology systems on which we rely have contained, and may now and in the future contain, undetected errors, bugs, or vulnerabilities. We take steps designed to detect, mitigate, and remediate errors, bugs, and vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not and may not in the future be able to detect, mitigate, and remediate all such issues, including on a timely basis. Such issues could be exploited and result in a security incident but may not be detected until after a security incident has occurred or after the code has been released for external or internal use. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures designed to address any such identified issues. These issues can manifest in any number of ways in our products and services, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products and services. Errors, bugs, vulnerabilities, or other defects within our information technology systems or those of third parties with whom we work have in the past, and may in the future, result in a negative experience for users and marketers who use our products and services, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property, result in negative publicity, or lead to reductions in our ability to provide some or all of our services. Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could materially and adversely affect our business, financial condition, and results of operations.
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
Our success depends, in part, on the integrity of our (and those of third parties with whom we work) information technology systems and infrastructures and on our ability to maintain the continued operation of these systems and infrastructures in a timely and cost-effective manner.
Our reputation and ability to attract, retain, and serve users depend on the reliable performance of our products and services and our (and those of third parties with whom we work) underlying technology infrastructure. Our products, services and systems depend on the ability of our software and hardware to store, retrieve, process, and manage immense amounts of data. While we have not experienced outages in the recent past that materially and adversely affected our business, financial condition, or results of operations, we have experienced in the recent past significant bugs, outages, performance delays, and other glitches, and we expect to face similar issues in the future. In addition, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays, other glitches, or outages that could temporarily make some or all of our systems or data unavailable and prevent our products and services from functioning properly for our users. Any such interruption could arise for any number of reasons, including human errors, and could materially and adversely affect our business, financial condition, and results of operations.
Moreover, our systems and infrastructures (and those of third parties with whom we work) are vulnerable to damage from fire, power loss, hardware and operating software errors, technical limitations, telecommunications failures, acts of God, and similar events. While we have back-up systems in place for certain operations and systems, not all of our systems and infrastructures (and those of third parties with whom we work) have redundancies or backup systems. In addition, disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses we may suffer. Any interruptions or outages affecting us or third parties with whom we work, regardless of the cause, could negatively impact our users’ experiences with our products and services, tarnish our reputation, decrease demand for our products and services, and result in significant negative publicity, any of which could materially adversely affect our business, financial condition, and results of operations. Moreover, even if detected, resolving such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, our products and services.
We also work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various products and services, provide acceptable load times for our products and services, and keep up with technological changes and user preferences. Any failure to do so in a timely and cost-effective manner could materially adversely affect our users’ experience with our various products and services, thereby negatively impacting the demand for our products and services, and could increase our costs, any of which could materially adversely affect our business, financial condition, and results of operations.
We use artificial intelligence and machine learning in our products, services, and operations, which may result in operational and compliance challenges, legal liability, reputational concerns, cybersecurity risks, competitive risks, and regulatory concerns that could materially and adversely affect our business and results of operations.
We have adopted and are continuing to develop AI/ML technologies, processes, and algorithms—including generative AI—into our daily operations, including by deploying generative AI and machine learning into our products and services to identify and eliminate spam and bad actors, to provide new features, to improve user connections, and to streamline internal operations. This may result in adverse effects on our operations, legal liability exposure, reputation, and competitive dynamics. The use of AI/ML technologies and processes, including generative AI, at scale is relatively new, and may lead to challenges, concerns, and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
AI/ML in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. For example, AI algorithms use machine learning and predictive analytics that may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML (including if a bad actor “poisons” the AI/ML with bad inputs or logic), the model could be biased and could lead to decisions that could bias certain individuals (or classes of individuals) and adversely impact their rights; employment; and ability to obtain certain pricing, products, services, or benefits. Deficient or inaccurate recommendations, forecasts, or analyses that generative AI applications assist in producing, including in certain of our offerings such as More Profiles, For You, and Discover, each of which leverages AI and ML to display profiles to users based on relevancy, could lead to customer rejection or skepticism of our products, impact our ability to attract and retain users, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of generative AI by our staff or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. While we generally seek to obtain contractual commitments from the applicable providers that prohibit the use of our and our users' data to train or refine their large language models, we may not be able to implement technical measures to prevent such providers from doing so in contravention to their contractual obligations. Our use of AI/ML technologies and generative AI may also lead to novel and urgent cybersecurity risks, including the misuse or disclosure of personal data, which may adversely affect our operations and reputation.
We face significant competition in respect to AI-based products and services. If we are unable to provide enhancements and new features for our AI/ML products and services or to develop new products and services that achieve market acceptance and that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected. The failure of our technology, products, or services to gain market acceptance due to more attractive offerings by our competitors or the introduction of new competitors to the market with new or innovative product offerings could significantly reduce our revenues; increase our operating costs; or otherwise materially and adversely affect our business, financial condition, results of operations and cash flows.

Moreover, the development and use of AI/ML, including generative AI, are subject to privacy and data security laws, as well as increasing regulatory, legal, and consumer scrutiny. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to use AI/ML; lead to regulatory fines or penalties; result in additional compliance costs, regulatory investigations, and actions; require us to change our business practices, retrain our AI/ML, prevent or limit our use of AI/ML; or result in consumer or other lawsuits. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws.
Uncertainty in the legal and regulatory regime relating to AI/ML and emerging ethical issues surround the use of these technologies may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing the use of AI/ML. For example, the European Union’s Artificial Intelligence Act (“AI Act”), which has an extraterritorial reach and bans AI applications that pose an unacceptable level of risk and establishes obligations for AI providers and organizations deploying AI systems. The AI Act provides for fines of up to 35 million Euros or 7% of annual global revenue for violations of the prohibited AI restrictions, and fines of up to 15 million Euro or 3% of annual global revenue for violations of most other obligations. We expect other jurisdictions will adopt similar laws (e.g., Brazil). More restrictive legislation may render the use of AI/ML technologies challenging, and existing laws and regulations may apply to us or our vendors in new ways. We may experience challenges in adapting our operations and services to such legislation, if applicable.
We often rely not only on our own initiatives and innovations but also on third parties for the development of and access to new technologies related to, or that rely upon, AI/ML, and we therefore rely on development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in the AI/ML market may significantly impair our business. In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in technologies related to, or that rely upon, generative AI created or provided by third parties. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.
Our integration of artificial intelligence-driven features, including Wingman, may expose us to a variety of legal, reputational, operational, and regulatory risks and could materially and adversely affect our business and results of operations.
We are continuing to build AI/ML technologies into our services, including generative AI. For example, we are creating the Grindr Wingman, which is intended to be an assistant helping users navigate our app and enhance their overall user experience. The continued use of AI processes and algorithms in our daily operations and our app, including through offerings like Wingman, may result in adverse effects to our operations, legal liability, reputation, and competitive risks. See “Risks Related to our Brand, Products and Services, and Operations—We use artificial intelligence and machine learning in our products, services, and operations, which may result in operational and compliance challenges, legal liability, reputational concerns, cybersecurity risks, competitive risks, and regulatory concerns that could materially and adversely affect our business and results of operations.”
AI-powered chat and other AI-driven features, particularly in socially intimate contexts, have come under heightened legal, consumer, and regulatory scrutiny. The cost of compliance or potential non-compliance with new or existing regulations could be significant and could require us to adjust our features or face penalties. In addition, the risks we face from a potential narrowing of Section 230 of the Communications Decency Act are exacerbated as we increasingly use AI, ML, and other algorithmic approaches to suggest specific users that other users may be interested in connecting with. We may face lawsuits (including class action claims) and mass arbitration demands, regulatory inquiries, and other adverse actions seeking to hold us liable for harms suffered by a user as a result of online or physical interactions with other users with whom Wingman or our other systems suggested that they consider connecting. See “—Risks Related to Regulation and Litigation—Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brand or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.” and “—Online applications are subject to various laws and regulations relating to children’s privacy and protection, or online safety, which, if violated (or perceived to have been violated), could subject us to litigation or regulatory actions, or could reduce demand for our products and services from current and prospective adult users that value discretion, choose not to share their identity, or are unwilling or unable to validate that they are adults.”

Moreover, the move to AI content generation through our development of Wingman and other AI features brings additional risks and responsibility. Known risks of AI/ML, including generative AI, currently include risks related to accuracy, bias, toxicity, privacy, security, and data provenance, including intellectual property issues. AI-driven features within the Grindr app may generate responses that are perceived as inappropriate, inaccurate, insensitive, or harmful, impacting user satisfaction and safety. AI-generated messages, despite safeguards, may suggest or lead to interactions or user behaviors that could be harmful or offensive. This could lead to user dissatisfaction, user and third-party harms, increased support costs, potential claims against us, or reputational harm. Uncertainty around new and emerging AI applications such as generative AI content creation will require additional investment in the licensing or development of proprietary datasets; AI and ML models; and systems to test for accuracy, bias, and other variables, which are often complex, may be costly and could impact our profit margin. If we are unable to successfully adapt or scale Wingman and other AI features in a manner that enhances rather than diminishes user experience, our investment in this area could fail to yield anticipated returns, and may impact user trust, discourage engagement, and ultimately lead to decreased users acquisition and retention.
Wingman and other AI-driven features require data processing that could also expose us to data privacy and security risks, or subject us to increased regulatory obligations. See “—Risks Related to Regulation and Litigation—We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.”
We are developing and may develop Wingman and other AI/ML technologies in part via open source, commercial, and non-commercial license agreements. If these third-party platforms fail to meet performance expectations, it could result in degraded user experiences or system disruptions that may harm user satisfaction and engagement. Additionally, if we lose access to third-party large language models or other AI- or ML-related technologies that we rely on, we may be unable to maintain key features or may incur substantial costs to transition to alternative solutions. Any interruptions or loss of functionality resulting from our reliance on these third-parties could adversely impact our business, reputation, and financial results.
Failure to effectively manage these risks associated with Wingman and other AI-driven features could harm our reputation; reduce user engagement; and materially impact our business, financial condition, and results of operations.
We are subject to risks related to credit card payments, including data security breaches and fraud that we or third parties who process payments on our behalf experience or additional regulation, any of which could materially and adversely affect our business, financial condition, and results of operations.
In addition to purchases through the Apple App Store and the Google Play Store, we accept payment from our users through certain third-party payment service providers. We expect to explore and implement additional payment mechanisms based in part upon Apple’s recent announcement that it would allow app developers to process payments for subscriptions and other premium add-ons outside of Apple’s payment system. See “—Risks Related to our Brand, Products and Services, and Operations—We rely primarily on the Apple App Store and Google Play Store for distribution of and access to our products and services, and as the channels for processing of payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, or if our relationships with Apple, Google, or other such third parties deteriorate, it could materially and adversely affect our business, financial condition, and results of operations.” The ability to automatically process credit card information or other account charges on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our products and services will be critical to our success and to a seamless experience for our users. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards, meaning the payment information we store about them is no longer valid. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that such a breach would impact our users. To the extent our users are affected by such a breach experienced by us or a third party, affected users would need to be contacted by us for us to obtain new credit card information to process any pending transactions with us. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition, and results of operations.
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
Moreover, if we fail to adequately prevent fraudulent credit card transactions, we may face regulatory investigation, litigation (including class claims) and mass arbitration demands, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, or refusal by credit card processors to continue to process payments on our behalf, any of which could materially adversely affect our business, financial condition, and results of operations.
Finally, existing—and the passage or adoption of any new—legislation or regulation affecting the ability of service providers to periodically charge consumers for, among other things, recurring subscription payments may materially adversely affect our business, financial condition, and results of operations. In addition, many U.S. states are considering similar legislation or regulation, or changes to existing legislation or regulation governing subscription payments. While we will endeavor to monitor and attempt to comply with these legal developments, we may in the future be subject to claims under such legislation or regulation.
The occurrence of any of these or other factors could negatively and materially affect our business, financial condition, and results of operations.
Our success depends, in part, on the integrity of third-party systems and infrastructures and on continued and unimpeded access to our products and services on the internet.
We rely on third parties to operate critical business systems to process sensitive data and user data in a variety of contexts, including, without limitation, data center and cloud-based, hosted web service providers, such as Amazon Web Services, as well as software development services, computer systems, internet transit providers, and other systems and service providers, as well as to facilitate and process certain transactions with our users. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience or are perceived to experience a security incident or other interruption, we could experience adverse consequences. Although we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. While we seek to actively reduce risk by trying to minimize reliance on any single third party, we cannot guarantee that the third parties with whom we work will not experience system interruptions, outages or delays, or deterioration in the performance of their systems.
Problems or insolvency experienced by the third parties with whom we work, the telecommunications network providers with which we or they contract, the systems through which telecommunications providers allocate capacity among their customers, or any other providers or related services could also materially and adversely affect us. Any changes in service levels at our data centers or any interruptions, outages, or delays in our systems or those of the third parties with whom we work, or deterioration in the performance of these systems, could impair our ability to provide our products and services or process transactions with our users, which could materially and adversely impact our business, financial condition, and results of operations. In addition, if we need to migrate our business to different third-party providers because of any such problems or insolvency, it could impact our ability to retain our existing users or add new users, among other materially adverse effects. The occurrence of any of these or other similar factors could negatively and materially affect our business, financial condition, and results of operations.
From time to time, we are party to patent, trademark, and other intellectual property-related litigation and proceedings that if resolved adversely, could materially adversely impact our business, financial condition, and results of operations.
We may become party to disputes from time to time over rights and obligations concerning our intellectual property or intellectual property held by third parties, and we may not prevail in these disputes. Companies in the internet, technology, and social media industries are frequently involved in litigation based upon allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation, and other violations of other parties’ rights. Many companies in these industries, including many of our competitors, have substantially larger intellectual property portfolios than we do (and substantially more resources), which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for infringement, misappropriation, or other violations of patent, trademark, or other intellectual property rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to assert claims to extract value from technology companies. Given that these patent holding companies or other adverse intellectual property rights holders typically have no relevant product revenue, our own issued or pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us.
From time to time we receive claims from third parties alleging that we have infringed upon their intellectual property rights, and we have been a party to several patent infringement litigation claims from such third parties. Further, from time to time we may introduce new products and services, features, content, and brand identifiers, including in areas where we currently do not have an offering, which could increase our exposure to patent, trademark, and other intellectual property claims from competitors, other rights holders, and non-practicing entities. In addition, some of our agreements with third-party partners require us to indemnify them for certain intellectual property claims asserted against them, which could require us to incur considerable costs in defending such claims and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us because of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.
In addition, although we try to ensure that our employees, contractors, and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, contractors, or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets, software code, or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims, and, if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Furthermore, although we generally require our employees, contractors and consultants who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Moreover, any such assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or the agreements may not effectively assign ownership of relevant intellectual property rights to us, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.
As we face increasing competition and develop new products, services, content, and brand names, we expect the number of patent, trademark, and other intellectual property claims against us may grow. There may be intellectual property or other rights held by others, including issued or pending patents, trademarks, that cover significant aspects of our products, services, content, and brand identifiers, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future.
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
Intellectual property-related litigation and proceedings are expensive and time consuming to defend, and any claims against us, regardless of outcome or merit, could materially adversely impact our business, financial condition, and results of operations.
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
If we are required or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. Such arrangements may also only be available on a non-exclusive basis such that third parties, including our competitors, could have access to the same licensed intellectual property to compete with us. As a result we may also be required to develop or procure alternative non-infringing technology or product or feature names or other brand identifiers, which could require significant effort, time, and expense, or discontinue use of the technology practices, or product or feature names or other brand identifiers, which could negatively affect the user experience or may not be feasible. There also can be no assurance that we would be able to develop or license suitable alternative technology or product or feature names or other brand identifiers to permit us to continue offering the affected products or services. If we cannot develop or license alternative technology or product or feature names or other brand identifiers for any allegedly infringing aspect of our business, we would be forced to limit our products and services and may be unable to compete effectively. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing, and any unfavorable resolution of such disputes and litigation, would materially and adversely impact our business, financial condition, and results of operations.
We may fail to adequately protect our intellectual property rights; to prevent third parties from making unauthorized use of such rights; or successfully defend challenges to our intellectual property rights.
Our intellectual property is a material asset of our business, and our success depends in part on our ability to protect our proprietary rights and intellectual property. For example, we heavily rely upon our trademarks, designs, copyrights, and related domain names, social media handles, and logos to market our brand and to build and maintain brand loyalty and recognition. We rely upon patented and patent-pending proprietary technologies and trade secrets; a combination of laws; and contractual restrictions, including confidentiality agreements with employees and other staff members, customers, users, suppliers, affiliates, and others, to establish, protect, and enforce our various intellectual property rights. Despite any measures we take to protect our intellectual property, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, or third parties could copy or otherwise obtain and use our intellectual property without authorization. The occurrence of any of these events could result in the erosion of our brand and limit our ability to market our products and services using our intellectual property, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition, and results of operations. The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
We have generally attempted to register in the U.S. and sometimes in certain additional countries, and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used; we also reserve, register, and renew domain names and social media handles as we deem appropriate. If our trademarks and trade names are not adequately protected, then we may not be able to build and maintain name recognition in our markets of interest. In addition, effective intellectual property protection may not be available or we may not seek it in every country in which our products and services are made available, or in every class of goods and services in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on other marks. Any challenge to our intellectual property rights could result in them being narrowed in scope or declared invalid or unenforceable. Our competitors or other third parties may also: have or may adopt trade names or trademarks like ours, thereby impeding our ability to build brand identity and possibly leading to market confusion; knowingly or unknowingly infringe our proprietary rights; or challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. Similarly, not every variation of a domain name or social media handle may be available or be registered by us, even if available. The occurrence of any of these events could result in the erosion of our brands and limit our ability to market our brands using our various domain names and social media handles, as well as impede our ability to effectively compete against competitors with similar technologies or products and services, any of which could materially adversely affect our business, financial condition, and results of operations.
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
Despite our efforts to protect our patents, they may be subject to challenge.
We have obtained certain patents that are material to the operation of our applications, e.g., our patent titled “Systems and methods for providing location-based cascading displays” (the “Cascade Patent”). However, we cannot offer any assurances that the Cascade Patent or any other patent we may obtain in the future may be found valid or enforceable if challenged or otherwise threatened by third parties. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the successful commercialization of products and services that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing (in most cases 18 months after the filing of the priority application), we cannot be certain that we were the first to file on the technologies covered in several of the patent applications related to our technologies or products and services. Furthermore, a derivation proceeding can be provoked by a third party, or instituted by the United States Patent and Trademark Office (“USPTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.
Patent law can be highly uncertain and involve complex legal and factual questions for which important principles remain unresolved. In the United States and in many international jurisdictions, policy regarding the breadth of claims allowed in patents can be inconsistent and/or unclear. The United States Supreme Court, the Court of Appeals for the Federal Circuit, and international courts and governments have made, and will likely continue to make, changes in how the patent laws are interpreted. We cannot predict future changes in the interpretation of patent laws by United States and international judicial bodies or changes to patent laws that might be enacted into law by United States and international legislative bodies.
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
Our development and use of “open-source” software could subject our proprietary software to general release, adversely affect our ability to sell our products and services, and subject us to possible legal action.
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
Furthermore, from time to time, we may face claims from others challenging our use of open-source software or, claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works, or the proprietary source code that we have developed using such software. We may also be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. These claims could result in litigation and could require us to make our software source code freely available, seek licenses from third parties to continue offering our products and services for certain uses, or cease offering the products and services associated with the open-source software unless and until we can re-engineer them to avoid infringement. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs, which could be very costly. Moreover, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Accordingly, we face a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products and services.
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
If the use of third-party cookies or other tracking technology is rejected by our users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could be negatively impacted and we could incur significant revenue loss or increased costs.
We employ a number of technologies that collect information, including personal data, about our users, to which consumers are becoming increasingly resistant. For instance, we use third-party Software Development Kits (“SDKs”) within our Grindr platform and small text files, commonly referred to as “cookies,” placed through a browser on a user’s device. Users may delete or block cookies in their internet browsers, and users can decline consent for certain non-essential SDKs via our mobile consent management platform.
Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. For example, in 2021, Apple began requiring app developers to ask users for their permission to track them or to access their device’s advertising identifier (known as the IDFA) and started allowing users to more easily opt-out of activity tracking across devices, which has impacted and may continue to impact our business. Additionally, in February 2022, Google announced plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and to reduce cross-device tracking for advertising purposes. In addition, Google has disclosed their intention to move away from third-party cookies in its Chrome browser to another form of persistent unique identifier, or UID, to identify individual internet users or internet-connected devices, and other browsers, such as Firefox and Safari, have already adopted similar measures.
In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the European Economic Area (the “EEA”) and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities, including against Grindr in Norway. We expect regulatory requirements to continue to evolve in the future, which may require us to make significant operational changes. Additionally, in the United States, certain U.S. state laws, for example, grant residents the right to opt-out of a company’s sharing of personal data for targeted advertising purposes, and require covered businesses to honor user-enabled browser signals, such as the Global Privacy Control signal. See—“We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.”
Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as the Global Privacy Control signal), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we generate advertising revenue or market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our business.
Risks Related to Regulation and Litigation
Investments in our business may be subject to U.S. foreign investment regulations that may impose conditions on or limit certain investors’ ability to purchase our stock, potentially making the stock less attractive to investors. Our future investments in U.S. companies may also be subject to U.S. foreign investment regulations.
The Committee on Foreign Investment in the United States (“CFIUS”) is an interagency body of the U.S. government authorized to review certain foreign investment transactions in U.S. businesses (“Covered Transactions”) in order to determine the effect of such transactions on the national security of the United States. If CFIUS determines that a Covered Transaction presents national security risks to the United States and that other provisions of law do not provide adequate authority to address the risks, then CFIUS may enter into an agreement with, or impose conditions on, parties to mitigate such risks or may refer the case to the President who may suspend, prohibit, or unwind the transaction. As widely reported in media coverage, we have previously been the subject of CFIUS scrutiny in connection with a prior Covered Transaction.
Certain past or future investments in our business by foreign investors may be Covered Transactions subject to CFIUS jurisdiction for review depending on the nationality of the foreign investor, the structure of the transaction, and the governance and voting interests acquired by the foreign person. Submission of a notification to CFIUS with respect to a Covered Transaction related to our business could result in significant transaction delays, as CFIUS’ review of a Covered Transaction can last between thirty days and several months, if not longer, depending on the form of the filing, the complexity of the transaction, the nationality and identity of the parties, and the underlying national security risks associated with the Covered Transaction. If CFIUS identifies national security concerns arising from a prior investment into the Company, CFIUS has the authority to initiate a post-closing inquiry and can demand information from the parties or require a filing at any time.
In the event CFIUS reviews a Covered Transaction relating to our business, there can be no assurances that the relevant foreign investor will be able to maintain, or proceed with, participation in the Covered Transaction on terms acceptable to such foreign investor. If CFIUS identifies national security concerns with an existing foreign investor, CFIUS could exercise its authority to force a divestiture or unwind a prior transaction, which could have a material adverse effect on our share price. In addition, potential restrictions on the ability of foreign persons to invest in us could affect the price that an investor may be willing to pay for shares of our common stock. In some circumstances, moreover, we may choose not to pursue certain investments or other transactions, which are otherwise attractive, solely or in part based on an evaluation of the associated CFIUS risks.
The parties to the Merger Agreement sought and obtained CFIUS approval for the Business Combination. On March 6, 2023, CFIUS concluded its review of the Business Combination and determined that there were no unresolved national security concerns. As part of the resolution of the CFIUS review, we entered into a National Security Agreement (“NSA”) with certain CFIUS monitoring agencies (“CMAs”) to address national security risks identified by CFIUS. Pursuant to the NSA, we have agreed to protect our data, including by implementing a data security plan, appointing a security officer, and periodically meeting with and reporting to the CMAs, among other terms. Our operating results may be negatively affected by increased compliance costs associated with the NSA measures and if we fail to comply with our obligations under the NSA, we may be subject to potential penalties.
Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business.
We are subject to a variety of laws and regulations in the U.S. and other jurisdictions that involve matters that may impact our business, including in the areas of internet and eCommerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, broadband internet access, online commerce, competition, arbitration agreements and class action waiver provisions, content moderation, intermediary liability, online terms and agreements, protection of minors, consumer protection, privacy and data protection, online safety, mobile application and website accessibility, sex trafficking, and taxation, among others. The introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other scrutiny by governmental agencies and other entities. See “Business—Government Regulation.” The application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. In addition, these laws and regulations may be interpreted and applied inconsistently from state-to-state and country-to-country, and they may be inconsistent with one another or with our current policies and practices. These laws and regulations, as well as any associated inquiries, legal actions, investigations, or any other government actions, may be costly to comply with and may delay or impede the development of new products and services, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to liability to remedies that may harm our business, including fines, demands, or orders that we modify or cease existing business practices. We have in the past and may in the future be subject to claims under a variety of U.S. and international laws and regulations that could materially adversely affect our business, financial condition, and results of operation.
In addition, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, that restrict or otherwise unfavorably impact our business, or our ability to provide our products and services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for our products and services, reduce revenues, increase costs, and subject us to additional liabilities. In addition, concerns about harms from the use of dating products and services and social networking platforms, and the use of such products, services, and platforms for illegal and harmful conduct have produced and could continue to produce litigation, legislation, or other governmental action. In recent years, for example, several U.S. states—including Colorado, Connecticut, New York, Vermont, and Utah—have enacted online dating safety laws that impose certain obligations on covered businesses, including requiring specific disclosures and taking certain actions related to safety. Similar laws are being considered in several other states, as well as at the federal level and internationally, and we expect more states to pass similar laws in the future. These and other proposed or actual legislation, regulation, litigation, or other governmental action related to safety or other topics could expose us to liability similar to existing legislation in other jurisdictions or, in some cases, more expansive liability, increase our cost of doing business, and materially adversely affect our business, financial condition, and results of operation.
In addition, we depend on the ability of our users to access the internet. Many users receive internet access from companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of which could take actions that degrade, disrupt, or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption, modification, or rescission of any laws or regulations that adversely affect access to, or the growth, popularity, or use of, the internet, including laws, regulations, or judicial rulings implementing, restricting or eliminating net neutrality, could decrease the demand for, or the usage of, our products and services and increase our cost of doing business, which would, in turn, negatively impact our business. At this time, there is no federal regulation requiring network neutrality, but state-level requirements are in effect in California and Vermont and are being considered in other states, including New York.
In addition, concerns about various harms from the use of similar products and services and social networking platforms for illegal or otherwise inappropriate conduct, such as rape, assaults, romance scams and financial fraud, have resulted in could result in additional future legislation or other governmental action that affects the overall social networking industry. See “Business—Government Regulation.”
In addition, the international nature of our business exposes us to compliance obligations and related risks under economic sanctions, export controls, and anti-corruption laws administered and enforced by the U.S. and various other governments. Economic sanctions and export controls laws and regulations restrict investment in, or otherwise engaging in dealings with or involving, certain individuals, entities, governments or countries, unless such activities are authorized pursuant to regulatory authorizations or general or specific licenses. These regulations may limit our ability to market, sell, distribute, or otherwise transfer our products and services or technology to certain countries or persons. Changes in our products and services and technology or changes in export controls or economic sanctions laws and regulations may create delays in the introduction of our products and services into international markets or, in some cases, prevent the provision or expansion of our business and our products and services to or for certain countries, governments or persons altogether. We maintain policies and procedures which we believe to be adequate and customary to support our compliance with applicable economic sanctions and export controls. We can provide no assurances, however, that our products and services are not provided inadvertently in violation of such laws, despite the precautions we take.
We are a global business and also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, (commonly known as the “FCPA”), the U.S. Travel Act, the United Kingdom Bribery Act 2010, and other anti-corruption, anti-bribery, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws generally prohibit companies and their employees, agents, intermediaries and other third parties from directly or indirectly promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We may be held liable for the corrupt or other illegal activities of third-party business partners and intermediaries, or our staff members, representatives, contractors, and other third parties, even if we do not explicitly authorize such activities. We maintain policies and procedures which we believe to be adequate and customary to support our compliance with applicable anti-corruption and anti-bribery laws. However, there can be no assurance that such policies and procedures will prevent violations of applicable anti-corruption or anti-bribery laws and regulations.
The FCC adopted rules on September 26, 2024, to increase accessibility of video conferencing services to people with disabilities. These rules obligate providers of video conferencing services to provide captioning that appears accurately and synchronously; provide user interface control functions that allow users to activate and adjust the display of captions, speakers and signers; permit users to connect to third-party captioning services and display such captions on the video conference screen; and enable the use of sign language interpretation provided by third parties. These obligations are scheduled to go into effect on January 12, 2027. We are unable to predict the impact, if any, of compliance with these regulations on our business.
We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.
In the ordinary course of our business, we and the third parties with whom we work process a significant volume of personal data (including sensitive information about our users, such as user-to-user communications, sexual preferences, and self-reported health information) and other sensitive information from our users, staff and other third parties. Our data processing activities subject us to numerous laws regarding data security, privacy, and the storage, sharing, use, processing, disclosure, and protection of this kind of information. In addition, the scope of these laws is constantly changing and, in some cases, they may be inconsistent, conflicting, and subject to differing interpretations, particularly as new laws of this nature are proposed and adopted. Regulators have alleged and could continue to allege that we are non-compliant with specific privacy or data protection regulations or that we have not sufficiently operationalized all of our legal obligations to comply with all such varying laws. In addition, these laws are becoming increasingly onerous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, and results of operations. We are also subject to other obligations regarding data privacy and data protection, including, without limitation, regulations, guidance, industry standards, internal and external privacy and security policies, and contractual requirements.
The myriad, overlapping foreign and U.S. state and federal privacy laws are not consistent. In addition to government regulation, privacy advocates and industry groups have from time to time proposed, and may in the future continue to propose, self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to voluntarily follow such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. Because the interpretation and application of data privacy and security laws, regulations, standards, and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful.
While we attempt to comply with applicable obligations relating to data privacy and data protection, there can be no assurance that we will not be subject to claims that we have violated such obligations, that we will be able to successfully defend against such claims, or that we will not be subject to significant damages, fines, and penalties in the event of a finding of non-compliance with any applicable laws or industry standards. We have been subject to these types of claims in the past and we may be subject to additional claims in the future.
Any failure or perceived failure by us (or the third parties with whom we work) to comply with applicable privacy and security obligations has and could in the future result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation or mass arbitration demands, audits, inquiries, whistleblower complaints, negative publicity, investigations, loss of export privileges, or severe criminal or civil sanctions, and/or proceedings by data protection authorities, among other potential legal action. We could also be subject to significant fines, other litigation, claims of breach of contract and indemnity by third parties, and negative publicity. When such events occur, our reputation may be harmed, we may lose current and potential users, the competitive positions of our brand might be diminished, and we could incur additional costs and expenses, any of which could materially adversely affect our business, financial condition, and results of operations.
The existence of any such allegations or proceedings have in the past, and may in the future, continue to negatively impact our efforts to retain existing users and add new users, deteriorate our relationships with advertisers and other third parties, and cause us to incur significant expense and negative publicity, and of which may materially adversely affect our business, financial condition, and results of operations.
We are subject to laws within and outside of the United States that impose strict requirements for processing personal data and significant penalties for non-compliance. Our actual or perceived failure to comply with such laws has in the past harmed our business, and could continue to harm our business in the future.
In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States, the European Union and the United Kingdom. For example, we are subject to the GDPR; the UK GDPR (i.e., the GDPR as it continues to form part of the law of the United Kingdom by virtue of section 3 of the EU (Withdrawal) Act 2018 and subsequently amended); the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”); the Brazilian General Data Protection Law (“LGPD”); and China’s Personal Information Protection Law of the P.R.C. (“PIPL”). These laws impose strict requirements for processing personal data and impose significant fines for violations. For example, LGPD penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50 million reais (approximately $9.3 million U.S. dollars); PIPL affords fines of up to RMB50 million or 5% of our annual turnover in the preceding year and revocation of our license to do business in China; and, under the GDPR and the UK GDPR, we may be subject to fines of up to €20 million/£17,500,000 or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR and UK GDPR’s private right of action. Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including India and Japan, as well as various U.S. states. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of the third parties with whom we work. These obligations include, without limitation, imposing restrictions on our ability to gather personal data, providing individuals with the ability to opt out of certain personal data processing, imposing obligations on our ability to sell or share data with others, and potentially subject us to fines, lawsuits, and regulatory scrutiny, any of which may materially adversely affect our business, financial condition, and results of operations.
Under our current business model, we are not and do not expect to become subject to the privacy and security provisions under the federal Health Insurance Portability and accountability Act of 1996 and its implementing regulations (collectively, “HIPAA”) and its implementing regulations as a business associate or covered entity, given we do not engage in standard transactions or otherwise process protected health information, as those terms are defined under HIPAA. If we become subject to HIPAA, however, we may need to implement additional data privacy and security safeguards and infrastructure, which may take significant time and resources.
The GDPR and the UK GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom personal data relates, the transfer of personal data out of the EEA and the United Kingdom, security breach notifications, and the security and confidentiality of personal data more generally, including more stringent requirements for personal data classified as “sensitive.” In addition, individuals have a right to compensation under the GDPR and the UK GDPR for financial or non-financial losses.
To the extent we are determined or alleged to have been or be out of compliance with the GDPR, UK GDPR or e-Privacy legislation, such determination or allegation could materially adversely affect our business, financial condition, and results of operations.
Because we do not have a main establishment in the European Union, we are subject to inquiries from any of the EEA and UK data protection regulators. Over the last few years, we have received and responded to inquiries from the Norwegian Data Protection Authority (“NDPA”), the Spanish Data Protection Authority, the Slovenian Data Protection Authority, and the Austrian Data Protection Authority, among other non-EU data protection authorities, including the ICO. For example, in January 2021, the NDPA notified us of its preliminary decision that we had disclosed personal data to third parties without a legal basis in violation of Article 6(1) GDPR and that we disclosed special categories of personal data to third parties without a valid exemption from the prohibition in Article 9(1) GDPR. In December 2021, NDPA issued an administrative fine against Grindr in the amount of NOK 65,000,000 (approximately $5,716,165 using the exchange rate as of December 14, 2024). We appealed but the Norwegian Privacy Appeals Board (the “NPAB”) upheld NDPA’s original decision and fine of NOK 65,000,000. We then filed suit in the Oslo District Court to overturn the NPAB’s decision. On July 1, 2024, the Oslo District Court upheld the prior decision and ordered Grindr to pay the government attorneys fees. We filed an appeal to the Norwegian Appeals Court on September 13, 2024.
The Norway proceeding has caused us to incur significant expense, we have been the subject of negative publicity, and the existence of the proceeding has, and may continue to, negatively impact our efforts to retain existing users and add new users and deteriorated our relationships with advertisers and other third parties. The ultimate outcome of this proceeding may materially adversely affect our business, financial condition, and result of operations.
Additionally, we may face class action or similar group litigation in certain European jurisdictions, where legal frameworks and collective redress mechanisms allow large groups of plaintiffs to bring claims against companies for alleged violations of laws or regulations. Although class action lawsuits are less common in Europe compared to the United States, some EU countries have seen a rise in collective actions, particularly in areas like consumer protection, data privacy, and competition law. Notably, the transposition of Directive (EU) 2020/1828 across EU Member States has established or enhanced the framework for collective redress, enabling qualified entities like noyb (the European Center for Digital Rights) to represent groups of plaintiffs in data protection-related claims throughout the European Union. As a result, we could face significant legal and financial exposure, including reputational harm and substantial legal defense costs, even if we ultimately prevail in such actions. Additionally, as the legal and regulatory landscape for collective claims in Europe continues to evolve, our risk of exposure to such litigation may increase in the future. For example, in April 2024, we received pre-action notice that multi-party claimants had issued proceedings against us alleging misuse of users’ personal data and self-reported health information before April 2018 and between May 2018 and April 2020. Claims are asserted under the Data Protection Act 1998 for the first period, under the UK GDPR and Data Protection Act 2018 (“DPA 2018”) for the second period, and for the tort of misuse of private information across both periods. The claimants’ legal representatives have asserted that claimants may be entitled to damages of between £1,000 or £10,000, or more. Grindr has denied liability and the alleged quantum in pre-action correspondence. In November 2024, the claimants’ legal representatives stated that 4,271 claimants were party to the claim and that they were actively engaging with 13,199 other users. As of March 2025, proceedings have not yet been served on Grindr.
In addition, the United Kingdom’s exit from the European Union (“Brexit”) and ongoing developments in the United Kingdom could result in the application of new data privacy and protection laws and standards to our activities in the United Kingdom and our handling of personal data of users located in the United Kingdom. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to the United Kingdom from the EEA will be regulated in the long term. For example, the UK’s Data Protection and Digital Information Bill, containing proposals for the UK GDPR to diverge from the GDPR, was reintroduced to Parliament in March 2023. Further, though the European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from the EEA to the United Kingdom, the decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. As a consequence of Brexit, we are exposed to two parallel regimes (the GDPR and the UK GDPR), each of which potentially authorizes similar, but separate, fines and other potentially divergent enforcement actions for the same alleged violations.
Moreover, we may become subject to stringent data localization or transfer requirements, particularly for any data transfer from Europe and other jurisdictions to the United States or other countries, and we may be required to review and amend the legal mechanisms by which we make available or transfer personal data with third parties. As supervisory authorities issue further guidance on data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines if our compliance efforts are not deemed sufficient. In addition, if we are unable to transfer personal data between and among countries, it could affect the manner in which we provide our products and services or the location or segregation of our systems and operations, and adversely affect our financial results. In the event any court blocks direct collection of personal data or personal data transfers to or from a particular jurisdiction, this could give rise to operational interruption in the performance of services for customers, greater costs to implement permissible alternative data transfer mechanisms, regulatory liabilities, or reputational harm and negative publicity. Failure to comply with the evolving interpretation of data privacy and data protection laws could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, or to respond to further inquiries regarding our compliance with privacy and data protection laws, we could incur additional and significant expenses, which may in turn materially adversely affect our business, financial condition, and results of operations. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data transfer restrictions, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
We and the third parties with whom we work are subject to data privacy and data protection regulations and other obligations related to data privacy and data protection in the United States by both U.S. federal and state authorities. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations in the United States could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.
Multiple legislative proposals concerning data privacy and the protection of user information are being considered by U.S. state, local, and federal legislatures. Numerous U.S. states have enacted comprehensive or sector specific privacy laws that impose certain obligations on covered entities, including requiring specific disclosures and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services, including with respect to AI/ML. Certain jurisdictions impose stricter requirements for processing certain personal data, including personal data classified as “sensitive,” such as conducting data privacy impact assessments and providing the right to opt-out of additional data processing activities. These state laws also allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. Moreover, states have been frequently amending existing laws, requiring constant attention to ever-changing legal and regulatory requirements.
We are also subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws in the future.
In addition, U.S. federal governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission have adopted, or are considering adopting, regulations concerning personal data privacy and data security and pursued enforcement actions and penalties against companies. For example, the Federal Trade Commission has increased its focus on data privacy and data security practices at digital companies, as evident from its imposition of a $5 billion fine against Facebook for privacy violations and increasing fines against companies found to be in violation of the Children’s Online Privacy Protection Act (“COPPA”). U.S state governmental agencies have also heightened their focus on data privacy and data security practices and are increasingly pursuing enforcement actions and penalties against digital companies. We have and may continue to be the subject of similar types of investigations or proceedings.
Our data processing practices and our public statements about data privacy, data protection, and artificial intelligence are subject to heightened scrutiny from regulators and privacy activist groups. Our actual or perceived failure to comply with such statements, or any challenges to our data processing practices, has in the past and could in the future result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.
We make public statements about data privacy, security, and artificial intelligence through our Privacy Policy, information provided on our website, whitepapers, marketing materials, and blog posts and other statements, such as statements related to compliance with certain self-regulatory principles. Regulators are increasingly scrutinizing these statements, and we may be subject to potential government or legal action if such policies or statements are found (or perceived) to be deceptive, unfair, misleading, or misrepresentative of our practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us or the third parties with whom we work to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders, or other privacy or consumer protection-related laws (e.g., wiretapping laws) and regulations applicable to us, could cause our users to reduce or stop their use of our products and services or result in other adverse consequences.
Moreover, privacy activist groups have also previously provided, and may continue to provide, resources to support government entities and individuals who wish to pursue privacy claims or put pressure on companies to change data processing practices. High-profile brands such as ours risk being targeted by such groups, and, due to the sensitive nature of the data that we and the third parties with whom we work process, there is a risk that if a user became disgruntled with our data processing practices they could leverage support from such privacy activist groups to take legal action, cause the initiation of regulatory investigation, or gain publicity for their cause. There is also a risk that these groups will seek to challenge our practices, particularly in relation to our consent practices, third-party advertising practices, and/or international data transfers, among other data and privacy practices. Any such campaign could require significant resources to mount a response, it could disrupt our operations or distract management, and it could lead to negative publicity and potential investigation from regulators, among other negative effects, any of which may materially and adversely affect our business, financial condition, and results of operations.
Online applications are subject to various laws and regulations relating to children’s privacy and protection, or online safety, which, if violated (or perceived to have been violated), could subject us to litigation or regulatory actions, or could reduce demand for our products and services from current and prospective adult users that value discretion, choose not to share their identity, or are unwilling or unable to validate that they are adults.
In recent years, a variety of laws and regulations have been adopted aimed at children’s privacy and online safety, including COPPA, California’s Age Appropriate Design Code, the CCPA, other U.S. state comprehensive privacy and social media laws, the REPORT Act, the UK Age Appropriate Design Code, Article 8 of the GDPR and the UK GDPR. These laws impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws have been or may be subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws, and the attendant heightened scrutiny associated with processing certain children’s data on social media platforms and other online services may lead to increased compliance costs and obligations on us.
We implement certain precautions designed to prevent minors from gaining access to our product and services, and we use a combination of human and automated tooling designed to identify and block accounts that may be associated with minors. Despite these and other measures, minors have in the past, and may in the future gain access to our products and services, which could expose us to significant liability, penalties, reputational harm, and loss of revenue, among other things. We have been in the past, and may be in the future, subject to litigation or allegations relating to our products and services being accessed by minors. In recent years a number of jurisdictions, including multiple U.S. states and the UK, have enacted laws, and a number of other U.S. and international jurisdictions are considering laws and regulations, requiring online services that provide access to content inappropriate for minors to use age verification or age assurance methods to reduce the likelihood of minors accessing their platform. These laws include the UK’s Online Safety Act, which potentially requires dating apps, including Grindr, to implement highly effective age assurance in the UK by July 2025. Moreover, several jurisdictions have enacted and many others are considering other laws regulating social media companies and platforms and dating apps. These laws, such as the Utah Social Media Regulation Act, seek to limit social media companies from, among other things, displaying and targeting advertising to accounts held by minors (defined as those under 18) and provide certain rights to parents with respect to their children's data and access to social media platforms.
Any such laws or regulations, or changes to existing laws or regulations, could fundamentally change the experience of current and prospective adult users on our platform, many of whom prefer discretion and choose not to share their identity, or are unwilling or unable to validate that they are adults; reduce demand for our products and services; limit our ability to attract, retain, and monetize users; increase the cost of our operations; and expose us to significant liability, penalties, reputational harm, and loss of revenue, among other things. These risks are exacerbated by the narrowing of Section 230 protections for online platforms in the U.S. Our policy and practice are that when we learn that Child Sexual Abuse Materials (“CSAM”) have been transmitted on the platform, we ban relevant user(s), remove the content, and submit a report to the National Center for Missing and Exploited Children. However, we may not always identify circumstances in which CSAM is transmitted on the platform or successfully ban all relevant user(s).
The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
We may be held liable for information or content displayed on, retrieved from, or transmitted over our platform, as well as interactions that result from the use of our platform.
We have faced and may continue to face claims relating to information, communications, or content that is displayed on, retrieved from, or transmitted over our platform by our users or otherwise. In particular, the nature of our business exposes us to claims related to defamation, civil rights infringement, negligence and product liability (including, for example, claims alleging inadequate protections against or failure to warn about minors accessing our platform, or alleging addictive platform design), copyright or trademark infringement, invasion of privacy, consumer protection, discrimination, and personal injury, among other claims brought by users or classes of users based upon interactions they have on or off the platform. Such proceedings have, and could continue to cause us to incur significant expense, become the subject of negative publicity, and negatively impact our efforts to retain existing users or add new users as well as our relationships with advertisers and other third parties.
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
The risk of these or similar claims is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for third-party actions may be unclear or nonexistent, where there are limited or no protections for the LGBTQ community, and where we may be less protected under local laws than we are in the U.S. We could incur significant costs in investigating and defending against claims arising from information displayed on, retrieved from, or transmitted over our platform, even if we ultimately are not held liable. If any of these events occurs, our revenue could be adversely affected or we could incur significant additional expense, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Depending on the new products or services we decide to test and potentially offer, we may be subject to fines, penalties, and injunctions under FDA or other regulations, as well as product liability claims.
If we begin testing products or services in connection with health and wellness services, depending on the products and services we offer, we and any third-party suppliers, compounders and manufacturers of these products will be subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and international, federal, state, and local authorities. Depending on the types of products and services we offer in this sector, such products may be subject to the uses approved by the FDA as well as other limitations found in the product’s approved labeling. Some of these products may be prescribed by affiliated providers of our health and wellness services for “off-label” uses. Physicians may also prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA.
Additionally, certain products we may decide to test and eventually offer through our platform could be compounded drug products under Section 503 of the Federal Food, Drug & Cosmetic Act (“FDCA”). As such, the FDA does not review or verify the safety or effectiveness of compounded products distributed or dispensed by outsourcing facilities, but they are subject to FDA inspection on a risk-based schedule. If the FDA were to determine that a product, service, or our practices in connection with our health and wellness offerings violate any of these or related laws, governmental authorities could request that we modify our product labeling or subject us to significant regulatory and/or legal enforcement actions, including the issuance of injunctions, seizures, civil fines, and criminal penalties. Other federal, state, or foreign enforcement authorities may also take action if they determine our health and wellness services and related products and promotional activities do not meet applicable legal or regulatory requirements. We also may be subject to product liability claims if products obtained through our platform cause, or merely appear to have caused, an injury or other harm. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business.
Any regulatory or legal enforcement actions by the FDA or other federal or state enforcement authorities, or product liability claim, could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations. Further, these laws are subject to change at any time, particularly in light of the recent U.S. Presidential and Congressional elections. Any changes in law may adversely affect our business, financial condition, and results of operations.

Depending on the new services or products we decide to test and potentially offer, we will be subject to extensive federal and state healthcare laws and regulations (in addition to FDA regulations) in the operation of our health and wellness services and may be subject to fines, penalties, and injunctions if we or our partners are found to in violation of any of such laws and regulations.
The products and services we may test and offer in connection with our strategic initiative to test new products and services related to health and wellness and any arrangements with third-parties in carrying out these services may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations, including anti-kickback, self-referral, health information privacy and security, state corporate practice of medicine, fee-splitting, and professional licensing restrictions and standards.
In certain jurisdictions, the corporate practice of medicine (“CPOM”) doctrine generally prohibits non-physicians from practicing medicine, employing physicians to provide clinical services, or otherwise exercising undue influence or control over medical decisions of physicians, among other things. Many states also limit the extent to which nurse practitioners and physician assistants can practice independently. Additionally, the practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for prescribing medication and ordering of tests.
In addition, the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving, and the application, interpretation and enforcement of laws, regulations and standards with respect to telehealth can be uncertain or uneven. Further, any compensation arrangement with our healthcare partners must be structured to comply with applicable state anti-kickback and self-referral restrictions. At present time, we expect to offer any health and wellness services as cash-pay only. To the extent that we expand our health and wellness offerings to include reimbursement from third-party payors, we may become subject to additional federal and state healthcare laws, such as the federal Anti-Kickback Statute and the healthcare fraud and privacy and security provisions of HIPAA. It is possible that governmental authorities will conclude that our business practices may not comply with current or future healthcare statutes, regulations or related case law. If our operations are found to be in violation of any of these laws or regulations, we could be required to curtail or restructure our operations, and we could be subject to significant regulatory and/or legal enforcement actions, including the injunctions, seizures, imprisonment, disgorgement, exclusion from participation in healthcare programs, additional reporting obligations and oversight obligations, civil fines, and criminal penalties.
Any regulatory or legal enforcement actions by federal or state enforcement authorities against us or our partners could harm our reputation and have a material adverse effect on our and our partners’ business, financial condition, and results of operations. Further these healthcare laws are subject to change at any time, particularly in light of the recent U.S. Presidential and Congressional elections. Any changes in these laws may adversely affect our and our partners’ business, financial condition, and results of operations.
As part of our gayborhood expansion initiatives, any new products and services we may test and offer outside of our core business in the media sector could subject us to numerous federal and state laws and regulations and failure to comply with such regulations, could result in legislative or regulatory actions that could adversely affect our business, results of operations and financial condition.
Offering products or services outside of our core business in the media sector, including potentially through content creation or media production, could subject us to an array of new and complicated laws. In addition, such products or services could result in additional federal and state regulatory obligations and taxes, and our tax exposure could differ materially from our current exposure, which may increase our costs of doing business. Depending on the products and services we offer, we may become subject to existing or potential FCC and state regulations relating to telecommunications, consumer protection, new privacy regulations, and other requirements. Among others, we may be required to comply (in whole or in part) with the Communications Act of 1934, as amended, which regulates communications services and the provision of such services; additional FCC regulations; and additional requirements to safeguard the privacy of certain customer information in ways that are different from our core business. If we do not comply with FCC or other rules and regulations applicable to such new products or services, we could be subject to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer new products or services that we intend to offer. Any enforcement action, including by the FCC, which may be a public process, could hurt our reputation in the industry, could erode customer trust, possibly impair not only our products and services in this business, but also our core product, which could adversely affect our business, results of operations and financial condition.

We are subject to taxation-related risks in multiple jurisdictions and may have exposure to greater-than-anticipated tax liabilities.
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
The tax laws applicable to our business activities are also subject to change and uncertain interpretation. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase the amount of taxes we pay. We are subject to regular review and audit by U.S. federal and state and foreign tax authorities. Any adverse outcome from a review or audit could have a negative effect on our business, financial condition, results of operation and cash flows.
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
As of December 31, 2024, we had total outstanding indebtedness (net) of approximately $290.6 million, consisting of outstanding borrowings under our senior secured credit facilities. In November 2023, we refinanced our prior debt with a new $300.0 million senior secured term loan and $50.0 million senior secured revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facility” for more information on our debt facility.
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
From the date of our Business Combination until March 5, 2025, our closing stock price ranged from $4.65 per share to $36.50 per share. The market price of our common stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. In addition, transactions by us in our securities such as our recent redemption of all of our outstanding public and private warrants in February 2025 may introduce further volatility as the market responds. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, could harm the market price of our common stock.
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.
On March 5, 2025, we announced that our Board of Directors authorized a stock repurchase program of up to $500 million of shares of our outstanding common stock. Repurchases under the program may be made from time to time, in the open market, in privately negotiated transactions and otherwise, at the discretion of management within parameters established by our Board of Directors from time to time, and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with our credit agreement, alternative investment opportunities, and other relevant factors. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, or any shares at all. We cannot guarantee that the stock repurchase program will be fully or partially consummated. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price. The program expires on March 6, 2027, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. Additionally, we are subject to the Inflation Reduction Act of 2022, enacted on August 16, 2022, which imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects. The stock repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves, and we may fail to realize the anticipated benefits of the program, including the anticipated benefit of enhancing long-term stockholder value.
Two of our directors, G. Raymond Zage, III and James Fu Bin Lu, are also our two largest stockholders and together beneficially own approximately 59.4% of our issued and outstanding common stock as of March 5, 2025. If we purchase additional shares pursuant to our stock repurchase program, Mr. Zage and Mr. Lu’s ownership percentages could increase. In addition, depending on the magnitude of any repurchases under the program and other factors impacting dilution, such repurchases could result in Mr. Zage, who owns 44.9% of our issued and outstanding common stock as of March 5, 2025, owning a majority of the outstanding shares of our common stock. If Mr. Zage were to own a majority of the outstanding shares of our common stock, he would have the ability to control the outcome of certain matters requiring stockholder approval, including the election and removal of our directors.
Future sales of our common stock or the perception of such sales, in particular by our directors, officers, and significant stockholders, could cause the market price for our securities to decline. Resales of significant volumes of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of common stock in the public market could occur at any time. Sales of a substantial number of shares of our common stock in the public market, in particular sales by our directors, officers, or significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Two of our directors, G. Raymond Zage, III and James Fu Bin Lu, are also our two largest stockholders and together beneficially own approximately 59.4% of our issued and outstanding common stock as of March 5, 2025. Even if the trading price of our common stock falls to or significantly below the current trading price, Mr. Zage, as a founder of Tiga, may still have an incentive to sell and profit due to the nominal purchase prices paid by him, which was significantly lower than the purchase prices paid by other securityholders. Resales by either Mr. Zage or Mr. Lu, or the perception that they may sell, could have the effect of increasing the volatility in our share price or could cause the market price of our securities to drop significantly, even if our business is doing well. Mr. Lu has also informed us that he may sell or otherwise dispose of additional shares of our common stock in the near term.
85,926,333 shares of our common stock beneficially owned by Mr. Zage have been pledged to certain lenders in connection with a certain financing arrangement and up to 30,182,961 shares of our common stock beneficially owned by Mr. Lu may be pledged in connection with separate financing arrangements (collectively, the “Pledged Securities”). If the parties to either financing arrangement breach certain covenants or obligations in the financing arrangement, an event of default or maturity of the loans could result and the lenders could exercise their right to accelerate all of the debt under the financing arrangement and foreclose on Mr. Zage's or Mr. Lu's Pledged Securities, as applicable. In addition, the lenders for either financing arrangement could seek to sell all or a portion of the Pledged Securities or otherwise dispose of such interests. Because the Pledged Securities collectively represent a majority of the combined voting power of our common stock, the occurrence of an event of default or foreclosure, and a subsequent sale of all, or substantially all of the Pledged Securities could result in a change of control of the Company, even when such a change may not be in the best interests of our stockholders.
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
Based on our assessment process, we implement and maintain various technical, physical and organizational measures, processes, standards, and policies designed to manage and mitigate such risks and potential material impacts to our Information Assets. The various risk management and reduction measures we implement for certain areas of our environment and systems include: maintaining policies and procedures designed to address cybersecurity threats, including an incident response plan, vulnerability management policy, and disaster recovery/business continuity plans; conducting internal and external audits designed to assess our exposure to certain cybersecurity threats, compliance with internal risk mitigation procedures, and effectiveness of relevant controls; conducting background checks on certain of our and our third parties’ personnel; adopting network security controls in certain environments and systems; segregating certain data; adopting physical and electronic access controls and; asset management procedures monitoring certain systems; implementing a vendor risk management program; training staff on security; conducting red/blue team exercises; maintaining cyber insurance; maintaining a dedicated information security staff; and using a third-party managed security operations center. We seek to prioritize our efforts based on the threats that are more likely to lead to a material impact to our business, such as exposure of customer data, interruption of services, ransomware, intrusion of networks, and data exfiltration or exposure.

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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including the section titled “Risk Factors—Risks Relating to our Business—Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks affecting our information technology systems or those of third parties with whom we work, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, disrupt the availability of our systems and services, generate negative publicity, and materially and adversely affect our business.”
Governance
Our Board of Directors oversees the Company’s risk management strategy with respect to cybersecurity threats as part of its general oversight function. The Board of Directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk management strategy relies on input from certain members of management, including our Senior Vice President of Engineering and Chief Information Security Officer (“CISO”) (reporting to our Chief Executive Officer) in consultation with our General Counsel and Head of Global Affairs (reporting to our Chief Executive Officer), our Chief Privacy Officer (reporting to our General Counsel) and input from various leaders who participate in our Privacy and Security Council. This team helps us understand cybersecurity threats and risks, establish priorities, and determine the scope, elements, and implementation of a cybersecurity program. The team is also responsible for integrating cybersecurity considerations into our overall risk management strategy, and for communicating key priorities to employees.
Our CISO leads our global information security organization responsible for overseeing the Grindr cybersecurity program which is designed to maintain the confidentiality, integrity and availability of Grindr's data assets. Our CISO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public and private companies. Team members who support our cybersecurity program have deep educational and industry experience. The CISO attends quarterly meetings with our Audit Committee and meets with Grindr's Board of Directors at least annually to brief them on security matters including ongoing cyber threats and risks.
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
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CISO and SVP Engineering, General Counsel and Head of Global Affairs, and Chief Privacy Officer, as appropriate. In addition, our incident response plan includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.

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
We consider our current office spaces adequate to meet our ongoing needs, particularly in light of our hybrid office policy. From time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various claims, lawsuits, government investigations, settlements and proceedings relating to our operations. Although the results of the claims, lawsuits, government investigations, and proceedings in which we are involved cannot be predicted with certainty, we do not believe the final outcome of certain matters will have a material adverse effect on our business, financial condition, or results of operations, other than those proceedings for which it is too early to determine the materiality and probability of outcome. Information relating to various commitments and contingencies is described in Note 19 to our consolidated financial statements included in Part II, Item 8 in this Annual Report and the information discussed therein is incorporated by reference into this Part I, Item 3.
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
Our common stock is listed on NYSE under symbols “GRND”. On February 24, 2025, we completed the redemption of all outstanding warrants, and such warrants were delisted pursuant to a Form 25 filed on February 24, 2025 by the NYSE.
Holders
As of close of business on March 5, 2025, there were 6 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report is incorporated herein by reference.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
As a smaller reporting company as of the year ended December 31, 2024, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. In addition to the audited consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
Grindr Inc.’s (“Grindr”, “we”, “us”, “our” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 14.2 million Average MAUs and 1.1 million Average Paying Users for the year ended December 31, 2024, as compared to 13.3 million Average MAUs and 937 thousand Average Paying Users for the year ended December 31, 2023. Through gayborhood expansion initiatives, we are developing new products for users to engage with the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) people in partnership with organizations in every region of the world.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products. A substantial portion of our revenue is from direct revenue, representing 84.4% and 86.8% of total revenue for the years ended December 31, 2024 and 2023, respectively. Direct revenue is derived from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We also offer premium add-ons on a pay-per-use, or a-la-carte, basis. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the gay, bisexual, transgender, and queer (“GBTQ”) social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 15.6% and 13.2% of total revenue for the years ended December 31, 2024 and 2023, respectively. Indirect revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities to advertisers, including in-app banners, full-screen interstitials, and other customized units, typically sold on a cost per mille (“CPM”) basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
We generated $344.6 million and $259.7 million of revenue, for the years ended December 31, 2024 and 2023, respectively, representing year-over-year growth of 32.7% as compared to 2023. We had 1.1 million and 0.9 million Average Paying Users, for the years ended December 31, 2024 and 2023, respectively, representing year-over-year growth of 14.8% as compared to 2023.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which together we derived 84.7% and 85.1% of our total revenues for the years ended December 31, 2024 and 2023, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users across the globe.
On average, profiles on our platform sent 401.1 million and 332.2 million daily messages for the years ended December 31, 2024 and 2023, respectively.

Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Annual Report, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. In addition, on November 1, 2024, the local regional office of NLRB issued a complaint on the unfair labor practice charges, which is scheduled for a hearing in May 2025. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Recent Developments
Reorganization of Engineering, Product and Design Teams
In September 2024, we merged our Engineering, Product, and Design teams under the leadership of our Chief Product Officer. By combining these three complementary teams into one, we expect to streamline decision-making, enable faster iteration, and create a better experience for our users.
Warrant Redemption
In January 2025, we provided notice to the registered holders of our outstanding warrants, which consisted of (i) 18,560,000 private placement warrants, (ii) 13,799,825 public warrants; (iii) 2,500,000 forward purchase warrants; and (iv) and 2,500,000 backstop warrants (collectively, the “Warrants”), that we would redeem the Warrants at a redemption price of $0.10 per Warrant at 5:00 p.m. New York City time on February 24, 2025 (the “Redemption Date”). In connection with the redemption, Warrant holders were entitled to exercise their Warrants until 5:00 p.m., New York City time on the Redemption Date either (a) for cash, at an exercise price of $11.50 per share of common stock; or (b) on a “cashless” basis in which case, the holder would receive 0.361 shares of common stock per Warrant, which number was determined in accordance with the terms of the warrant agreement governing the Warrants.
After we announced the redemption of the Warrants and before the conclusion of the redemption notice period at 5:00 p.m. New York City time on the Redemption Date, an aggregate of (i) 9,469,634 Warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of our common stock; and (ii) 27,315,105 Warrants were exercised for an aggregate of 27,315,105 shares of our common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to us of $314.1 million. At the conclusion of the redemption notice period on the Redemption Date, the remaining 575,086 Warrants outstanding were redeemed at a price of $0.10 per Warrant for aggregate cash payment from us of $0.1 million. The Warrants were delisted pursuant to a Form 25 filed on February 24, 2025 by the NYSE.
Stock Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025 to March 6, 2027. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Consolidated Results for the Years Ended December 31, 2024 and 2023
For the years ended December 31, 2024 and 2023, we generated:
•Revenue of $344.6 million and $259.7 million, respectively. The increase for the year ended December 31, 2024 compared to the year ended December 31, 2023 was $84.9 million, or 32.7%.
•Net loss of $131.0 million and $55.8 million, respectively. The increase for the year ended December 31, 2024 compared to the year ended December 31, 2023 was $75.2 million. This resulted in a net loss margin of 38.0% and 21.5%, respectively.
•Adjusted EBITDA of $147.3 million and $110.2 million, respectively. The increase for the year ended December 31, 2024 compared to the year ended December 31, 2023 was $37.1 million, or 33.7%. This resulted in an Adjusted EBITDA margin of 42.7% and 42.4%, respectively. See “Management’s Discussion and Analysis of

Financial Condition and Result of Operations—Non-GAAP Financial Measures—Adjusted EBITDA” for more details on the calculations and reconciliations.
The Business Combination
Grindr Inc.’s predecessor public company was originally incorporated in the Cayman Islands under the Companies Law of the Cayman Islands on July 27, 2020, under the name Tiga Acquisition Corp., as a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combination with one or more businesses or entities. Grindr was originally incorporated in February 2009 as a California limited liability company, and was subsequently held by Grindr Group LLC, a Delaware limited liability company which was incorporated in April 2020. Since the Business Combination, Grindr has conducted its business operations principally through its indirect wholly-owned subsidiary, Grindr LLC.
Operating and Financial Metrics

	Year Ended December 31,
(in thousands, except ARPPU and ARPU)	2024	2023
Key Operating Metrics
Average Paying Users	1,076	937
Average Monthly Active Users ("Average MAUs")	14,248	13,268
Average Paying User Penetration	7.6%	7.1%
Average Direct Revenue per Average Paying User ("ARPPU")	$22.53	$20.05
Average Total Revenue per User ("ARPU")	$2.02	$1.63

	Year Ended December 31,
($ in thousands)	2024	2023
Key Financial and Non-GAAP Metrics(1)
Revenue	$344,636	$259,691
Direct revenue	$290,890	$225,285
Indirect revenue	$53,746	$34,406
Net loss	$(131,001)	$(55,768)
Net loss margin	(38.0)%	(21.5)%
Adjusted EBITDA	$147,313	$110,158
Adjusted EBITDA Margin	42.7%	42.4%
Net cash provided by operating activities	$94,957	$36,147
Operating cash flow conversion	(72.5)%	(64.8)%
Free cash flow	$89,612	$31,917
Free cash flow conversion	60.8%	29.0%
(1)See “—Non-GAAP Financial Measures” below for additional information and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures.
•Average Paying Users. A Paying User is a user that has purchased or renewed a Grindr subscription and/or purchased a premium add-on on the Grindr platform. We calculate Average Paying Users by adding up the number of Paying Users in each day and then dividing that number by the number of days in the relevant measurement period. A Paying User who is both a subscriber and an add-on purchaser on the same day will be counted as one Paying User. Duplicate Paying Users may exist if the same individual holds more than one Grindr subscription during the same period. We are focused on building new products and improving on existing ones to drive payer conversion. We believe Average Paying Users is a useful metric for assessing the health of our business.
•Average MAUs. A Monthly Active User (“MAU”) is a unique device that demonstrates activity on the Grindr platform during any given calendar month. Activity on the platform is defined as opening the app, sending or receiving a chat, or viewing another person's profile. We exclude devices with linked profiles banned for spam. We calculate Average MAUs as a monthly average, by counting the total number of MAUs in each calendar month and then dividing by the number of months in the relevant period. We use Average MAUs to measure the number of active users on our platform on a monthly basis. We believe Average MAUs is a useful metric for assessing the health of our business and our growth in users.
•Average Paying User Penetration. We calculate Average Paying User Penetration by dividing Average Paying Users by our Average MAUs for any measurement period. We believe Average Paying User Penetration is a useful metric for assessing the overall health of our business.
•ARPPU. We calculate Average Direct Revenue Per Paid User (“ARPPU”) based on Direct Revenue in any measurement period, divided by Average Paying Users in such a period and then divided by the number of months in the period. We believe ARPPU is a useful metric for assessing the growth of our business and future revenue trends.
•ARPU. We calculate Average Total Revenue Per User (“ARPU”) based on total revenue in any measurement period, divided by our Average MAUs in such a period divided by the number of months in the period. We believe ARPU is a useful metric for assessing the growth of our business and future revenue trends.
Key Factors Affecting our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Item 1A. “Risk Factors” in this Annual Report.
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness, as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the years ended December 31, 2024 and 2023, our Average Paying Users were 1.1 million and 0.9 million, respectively, representing an increase of 14.8% year-over-year. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we seek to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
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
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers and product managers. As of December 31, 2024, we had 147 employees globally, 142 of which were full-time employees. In 2024 we expanded and enhanced our team with new employees and contractors. In doing so, we significantly grew the size of our engineering team, including with the addition of a dedicated contractor team in Colombia consisting of 20 full-time engineers as of December 31, 2024. We will continue to selectively supplement immediate capacity and product development needs with contractors, particularly in supporting our engineering function. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. In 2025, we intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
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
Return-to-Office
In 2023, our leadership team announced a transition to a hybrid work model involving a multi-phase return-to-office plan (“RTO Plan”) beginning in the fall of 2023, which was largely completed by January 2024 and we expect to fully conclude by spring 2025. Our hybrid work model requires employees to work two days per week in offices where their respective teams are based. The RTO Plan provided employees with a one-time relocation package to support relocation if necessary, or separation packages for employees who chose not to relocate or participate in our RTO Plan. The RTO Plan temporarily resulted in (i) lower headcount, (ii) a greater reliance on contractors and other services, and (iii) higher severance expenses in 2023, and lower people related costs. In 2024, we expanded and enhanced our team while selectively supplementing immediate capacity and product development needs with contractors, particularly in supporting our engineering function.
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenues represented 42.2% and 41.7% of total revenue for the years ended December 31, 2024 and 2023, respectively. We vary our pricing to align with relative value to local competitors. Our international businesses typically earn revenues in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
Key Components of Our Results of Operations
Revenue
We currently generate revenue from two revenue streams — direct revenue and indirect revenue. Direct revenue is revenue generated by our users who pay for subscriptions or premium add-ons to access premium features. Indirect revenue is generated by third parties who pay us to advertise to our users. As we continue to expand our revenue streams, we anticipate increasing monetization from premium add-ons and subscription offerings, contributing to an increase in direct revenue over time, and increasing our advertising inventory, contributing to an increase in indirect revenue over time.
Direct Revenue. Direct revenue is reported gross of distribution fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers, and we act as the principal. Our subscription revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month and twelve-month periods. Customers pay in advance, primarily through mobile app stores, including Apple and Google Play, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable. Subscription revenues are recognized ratably over the term of the subscription. Premium add-on revenue is generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Premium features are activated upon purchase and are available to use by the customer for a short duration, generally, within one day. Revenue from premium add-ons is recognized upon usage of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks.

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
Product development expense. Product development expense consists primarily of employee-related and contractor costs for personnel engaged in the design, development, testing, and enhancement of product offerings, related technology, and related software costs.
Depreciation and Amortization. Depreciation is primarily related to computers, equipment, and leasehold improvements. Amortization is primarily related to capitalized software development costs and acquired definite-lived intangible assets (customer relationships, technology, etc.).
Other income (expense)
Interest expense, net. Interest expense, net consists of interest expense incurred in connection with our long-term debt and revolving credit facility, net of interest income received on a promissory note to a member.
Other (expense) income, net. Other (expense) income, net consists of realized and unrealized exchange rate gains or losses.
Loss in fair value of warrant liability. Loss in fair value of warrant liability represents the change in fair value of our public and private warrants. As the private warrants are substantially similar to the public warrants, all of the warrants are remeasured from the publicly traded quotes from the active market. In February 2025, we completed the redemption of all outstanding public and private warrants.
Income tax provision
Income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Our effective tax rates will vary depending on changes in the valuation of our deferred tax assets and liabilities, fluctuations in permanent differences, and changes in tax laws.

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,
($ in thousands)	2024	% of Total Revenue	2023	% of Total Revenue
Consolidated Statements of Operations and Comprehensive Loss
Revenue	$344,636	100.0%	$259,691	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	87,579	25.4%	67,458	26.0%
Selling, general and administrative expense	114,742	33.3%	80,417	31.0%
Product development expense	32,807	9.5%	29,327	11.3%
Depreciation and amortization	16,910	4.9%	27,041	10.4%
Total operating expenses	252,038	73.1%	204,243	78.6%
Income from operations	92,598	26.9%	55,448	21.4%
Other income (expense)
Interest expense, net	(25,616)	(7.4)%	(46,007)	(17.7)%
Other (expense) income, net	(715)	(0.2)%	85	—%
Loss on extinguishment of debt	—	—%	(11,582)	(4.5)%
Loss in fair value of warrant liability	(184,557)	(53.6)%	(49,689)	(19.1)%
Total other expense, net	(210,888)	(61.2)%	(107,193)	(41.3)%
Net loss before income tax	(118,290)	(34.3)%	(51,745)	(19.9)%
Income tax provision	12,711	3.7%	4,023	1.5%
Net loss and comprehensive loss	$(131,001)	(38.0)%	$(55,768)	(21.5)%
Revenue
Revenue for the years ended December 31, 2024 and 2023, was $344.6 million and $259.7 million, respectively. The increase in revenue year-over-year was $84.9 million, or 32.71%.

For the years ended December 31, 2024 and 2023, direct revenue was $290.9 million and $225.3 million, respectively. The increase in direct revenue of $65.6 million, or 29.1%, was driven by year-over-year increases in ARPPU of $2.48 and in Average Paying Users of 139 thousand. Year-over-year growth for revenue was driven by enhanced paywall optimizations and merchandising strategies throughout the year, which strengthened subscription adoption across our XTRA and Unlimited tiers, and fueled continued demand for our premium add-ons. Weekly XTRA was introduced late in the second quarter of 2023 and weekly Unlimited was introduced late in the first quarter of 2024. Introducing our shorter duration weekly products gave our users lower priced options for both XTRA and Unlimited subscriptions. ARPPU increased by 12.4%, or $2.48, to $22.53 for the year ended December 31, 2024, from $20.05 for the year ended December 31, 2023. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the year ended December 31, 2024, Average Paying Users increased by 139 thousand, from 937 thousand for the year ended December 31, 2023, to 1,076 thousand for the year ended December 31, 2024.

For the years ended December 31, 2024 and 2023, indirect revenue was $53.7 million and $34.4 million, respectively. The increase in indirect revenue of $19.3 million, or 56.1%, was primarily driven by growth in first-party advertising and revenue from interstitial advertising from our third-party advertising platforms. First-party advertising was driven by existing advertisers continuing to make significant investments and by increasing the number of first-party advertisers on the platform.
Revenue from North America increased by $49.6 million, or 31.2%, to $208.6 million in the year ended December 31, 2024, as compared to $159.0 million for the year ended December 31, 2023. During this same period, revenue from Europe increased by $21.5 million, or 34.7%, to $83.4 million in the year ended December 31, 2024, as compared to $61.9 million in the year ended December 31, 2023. Revenue from the remainder of the world increased by $13.9 million, or 35.9%, to $52.7 million in the year ended December 31, 2024, as compared to $38.8 million in the year ended December 31, 2023.

Cost of revenue
Cost of revenue for the years ended December 31, 2024 and 2023, was $87.6 million and $67.5 million, respectively. The $20.1 million increase, or 29.8%, was primarily due to a $14.9 million increase in app store distribution fees (consistent with direct revenue growth), and increased infrastructure costs of $5.1 million.
Selling, general and administrative expense
Selling, general and administrative expense for the years ended December 31, 2024 and 2023, was $114.7 million and $80.4 million, respectively. The $34.3 million increase, or 42.7%, was primarily due to higher personnel related expenses of $26.9 million from the increased headcount, including an increase of $18.9 million in stock-based compensation expense primarily related to executive incentive awards, and an increase of $8.1 million in employee compensation. There was also an increase of $7.1 million in marketing expenses to expand our branding efforts and an increase of $3.3 million in contractor expenses to support scaling our team. This increase was partially offset by a decrease in professional fees and legal fees of $2.9 million and $1.4 million respectively.
Product development expense
Product development expense for the years ended December 31, 2024 and 2023, was $32.8 million and $29.3 million, respectively. The $3.5 million increase, or 11.9%, was primarily related to a $6.7 million increase in contractor fees to support the engineering function while scaling the size of our team and an increase of $2.6 million in stock-based compensation expenses. This increase was partially offset by a decrease in personnel related expenses primarily driven by $7.8 million of severance expenses incurred in 2023 related to our RTO Plan with no comparable costs in 2024.
Depreciation and amortization
Depreciation and amortization for the years ended December 31, 2024 and 2023, was $16.9 million and $27.0 million, respectively. The $10.1 million decrease, or 37.4%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $5.3 million decrease due to technology intangibles that had a three-year useful life, which were fully amortized in the second quarter of 2023, and a $4.4 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2023.
Interest expense, net
Interest expense, net for the years ended December 31, 2024 and 2023, was $25.6 million and $46.0 million, respectively. The $20.4 million decrease, or 44.3%, was primarily due to lower debt balances and lower interest rates under the 2023 Credit Agreement entered into in November 2023.
Other (expense) income, net
Other (expense) income, net for the years ended December 31, 2024 and 2023, was net other expense of $0.7 million and net other income $0.1 million, respectively.
Loss on extinguishment of debt
Loss on extinguishment of debt for the year ended December 31, 2023, was $11.6 million due to the loss recognized on the early termination of our prior credit facility with Fortress Credit Corp. Refer to Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Loss in fair value of warrant liability
Loss in fair value of warrant liability represents the change in the fair value of our Warrants between each reporting period. The Warrants were remeasured to a fair value of $252.2 million as of December 31, 2024, because of the change in our public warrant price. For the years ended December 31, 2024 and 2023, we recognized a loss of $184.6 million and $49.7 million, respectively, related to the increase in our public warrant price between reporting periods. In February 2025, we completed the redemption of all outstanding public and private warrants.
Income tax provision
Income tax provision for the years ended December 31, 2024 and 2023, was $12.7 million and $4.0 million, respectively. The $8.7 million increase, or 217.5%, was primarily due to changes in year over year income, and changes in the computed annual effective tax rate, including nondeductible fair value adjustments on the change in the warrant liability, release of the valuation allowance, limitations on the deduction of officer compensation, foreign derived intangible income deduction, and research and development credits.
Our effective tax rates in future periods may fluctuate, as a result of changes in our forecasts, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. Refer to Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Net loss
Net loss for the years ended December 31, 2024 and 2023, was $131.0 million and $55.8 million, respectively. Net loss increased by $75.2 million mainly due to $134.9 million increase in the loss in fair value of warrant liability, $47.8 million increase in operating expenses, and $8.7 million increase in income tax provision, partially offset by a $84.9 million increase in revenue and $20.4 million decrease in interest expense.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net loss excluding income tax provision; interest expense, net; depreciation and amortization; stock-based compensation expense; loss in fair value of warrant liability; and severance expense, litigation-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
Free Cash Flow and Free Cash Flow Conversion
We define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of property and equipment. Free cash flow is an indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after capitalized software development costs and purchases of property and equipment, that can be used to repay debt obligations and/or for strategic initiatives. Free cash flow conversion is calculated by dividing free cash flow for a period by Adjusted EBITDA for the same period. Free cash flow and free cash flow conversion do not represent our residual cash flow available for discretionary purposes and does not reflect our future contractual commitments.

The following table reconciles our non-GAAP financial measures to the most comparable GAAP financial measures for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
($ in thousands)	2024	2023
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(131,001)	$(55,768)
Interest expense, net	25,616	46,007
Income tax provision	12,711	4,023
Depreciation and amortization	16,910	27,041
Litigation related costs (1)	1,190	2,339
Stock-based compensation expense	37,272	15,824
Change in fair value of warrant liability (2)	184,557	49,689
Severance expenses (3)	58	9,355
Management fees (4)	—	(97)
Loss on extinguishment of debt	—	11,582
Other expense (5)	—	163
Adjusted EBITDA	$147,313	$110,158
Revenue	$344,636	$259,691
Net loss margin	(38.0)%	(21.5)%
Adjusted EBITDA Margin	42.7%	42.4%

Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$94,957	$36,147
Less:
Capitalized development software costs and purchases of property and equipment	(5,345)	(4,230)
Free cash flow	$89,612	$31,917
Operating cash flow conversion (6)	(72.5)%	(64.8)%
Free cash flow conversion	60.8%	29.0%
_________________
(1)Litigation-related costs primarily represent external legal fees associated with outstanding litigation or regulatory matters, including fees incurred in connection with the potential Norwegian Data Protection Authority fine and CWA unionization.
(2)Change in fair value of warrant liability relates to the Warrants that were remeasured as of December 31, 2024 and 2023.
(3)Severance expense relates to severance incurred for employees who elected not to relocate or participate in our RTO Plan and other severance arrangements.
(4)Management fees represent administrative costs associated with San Vicente Holdings LLC's administrative role in managing financial relationships and providing directive on strategic and operational decisions, which ceased to continue after the Business Combination. In September 2023, certain management fees previously accrued were forgiven.
(5)Other represents other costs that are unrelated to our core ongoing business operations.
(6)Operating cash flow conversion represents net cash provided by operating activities as a percentage of net loss.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2024 and 2023
The following table summarizes our total cash and cash equivalents:

	Year Ended December 31,
($ in thousands)	2024	2023
Cash and cash equivalents, including restricted cash (as of the end of period)	$59,757	$28,998
Net cash provided by (used in):
Operating activities	$94,957	$36,147
Investing activities	(5,345)	(4,230)
Financing activities	(58,853)	(13,036)
Net change in cash and cash equivalents	$30,759	$18,881
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
During the year ended December 31, 2024, our operations provided $95.0 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, including loss in fair value of warrant liability of $184.6 million, stock-based compensation of $37.3 million, and depreciation and amortization of $16.9 million, partially offset by the cash flow impact from a change in net working capital of $8.8 million, primarily from a $15.0 million increase in accounts receivable due to increase in direct revenue and indirect revenue during the year, which was offset by $6.8 million increase in accrued expenses and other current liabilities due to timing of payments.
During the year ended December 31, 2023, our operations provided $36.1 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, including loss in fair value of warrant liability of $49.7 million, depreciation and amortization of $27.0 million, stock-based compensation of $15.8 million, and the recognition of a loss on extinguishment of debt of $11.6 million, partially offset by the cash flow impact from a change in net working capital of $7.3 million, primarily from $11.9 million increase in account receivables due to increase in direct revenue and indirect revenue during the year, which was offset by $4.7 million increase in accrued expenses and other current liabilities due to the timing of payments and certain litigation-related funds received from escrow. See Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash flows used in investing activities
Net cash used in investing activities in the year ended December 31, 2024, consisted of additions to capitalized software development costs of $4.4 million, as well as purchases of property and equipment of $0.9 million.
Net cash used in investing activities in the year ended December 31, 2023, consisted of additions to capitalized software development costs of $3.7 million as well as purchases of property and equipment of $0.5 million.
Cash flows used in financing activities
Net cash used in financing activities for the year ended December 31, 2024 was $58.9 million, resulting primarily from principal payments on debt of $50.8 million, payment to tax authorities for employee equity awards of $12.1 million, partially offset by proceeds from the exercise of employee stock options of $4.0 million.
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
As of December 31, 2024, we had cash and cash equivalents of $59.2 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
As noted above, in January 2025, we provided notice that we would redeem all of our outstanding Warrants on February 24, 2025. After we announced the redemption of the Warrants and before the conclusion of the redemption notice period on February 24, 2025, an aggregate of 27,315,105 Warrants were exercised for an aggregate of 27,315,105 shares of our common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to us of $314.1 million. In addition, 9,469,634 Warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of our common stock.
As a result of the $314.1 million cash proceeds received from the exercise of the warrants, we had cash and cash equivalents of $394.7 million as of March 5, 2025. In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025 to March 6, 2027. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Senior Secured Credit Facility
See Note 9 to our consolidated financial statements included elsewhere in this Annual Report for additional information.
In November 2023, we refinanced our existing credit facility with a new $300.0 million term loan and $50.0 million revolving credit facility. We entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “2023 Credit Agreement”) that governs the term loan and revolving credit facility. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the new credit agreement and used the proceeds and cash on hand to repay in full all outstanding obligations under, and terminate, our prior credit agreement with Fortress Credit Corp. As of December 31, 2024, $282.0 million was outstanding under the term loan and $11.6 million was outstanding under the revolving credit facility. In January 2024, April 2024, and June 2024, we repaid $22.0 million, $7.0 million, and $3.8 million, respectively, under our revolving credit facility. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the years ended December 31, 2024 and 2023, we were not required to make any mandatory repayments.
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
Uses of Cash
Our principal commitments consist of obligations under our credit agreement, operating leases for office space, and our payments for the use of cloud services. In addition, we are subject to pending legal proceedings from time to time, including a potential NDPA fine. If we receive unfavorable results in one or more legal proceedings, we could be required to make substantial cash payments. See Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
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
Stock-based Compensation
We measure the fair value of restricted stock units that are subject to market conditions using a Monte Carlo simulation model. Prior to vesting, compensation expense is recognized over the derived service period, which is determined at the grant date. The Monte-Carlo model is updated to measure the fair value of the liability classified awards at each reporting period. Our use of the Monte Carlo simulation model requires estimates, including the expected volatility. The expected volatility assumption is developed using a blend of historical volatility observed for the peer group companies and the Company's specific volatility. The determination of the peer group is inherently uncertain and changes in the assumption could have a material impact on the fair value of the liability classified awards.
Other Matter
Organization for Economic Cooperation and Development Base Erosion and Profit Shifting Project - Pillar 2
Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, representing a coalition of member countries, has recommended changes to long-standing tax principles related to transfer pricing and has developed model rules, including establishing a global minimum corporate income tax tested on a jurisdictional basis (referred to as “Pillar Two”). Many jurisdictions have either adopted or announced an intention to adopt Pillar Two for tax years beginning in 2024. While there was no impact in the current year, legislation will be monitored going forward for potential impacts in prospective periods.
Recently Issued and Adopted Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For the year ended December 31, 2024, we were a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Grindr Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grindr Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Los Angeles, California
March 7, 2025

Grindr Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$59,152	$27,606
Accounts receivable, net of allowances of $39 and $757 at December 31, 2024 and December 31, 2023, respectively	49,599	33,906
Prepaid expenses	2,747	4,190
Deferred charges	3,807	3,635
Other current assets	1,679	2,413
Total current assets	116,984	71,750
Restricted cash	605	1,392
Property and equipment, net	1,667	1,576
Capitalized software development costs, net	8,750	7,433
Intangible assets, net	69,872	82,332
Goodwill	275,703	275,703
Deferred tax asset	1,242	—
Right-of-use assets	3,053	3,362
Other assets	1,214	1,047
Total assets	$479,090	$444,595
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,261	$3,526
Accrued expenses and other current liabilities	29,578	22,934
Current maturities of long-term debt, net	15,000	15,000
Deferred revenue	19,970	19,181
Total current liabilities	67,809	60,641
Long-term debt, net	275,580	325,600
Warrant liability	252,178	67,622
Lease liability	963	2,241
Deferred tax liability	—	4,665
Other non-current liabilities	14,130	2,118
Total liabilities	$610,660	$462,887
Commitments and Contingencies (Note 19)
Stockholders’ Deficit
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 177,193,667 and 175,020,471 shares outstanding; 178,567,403 and 175,377,711 shares issued at December 31, 2024 and December 31, 2023, respectively	18	18
Treasury stock	(14,295)	(2,154)
Additional paid-in capital	74,519	44,655
Accumulated deficit	(191,812)	(60,811)
Total stockholders’ deficit	$(131,570)	$(18,292)
Total liabilities and stockholders’ deficit	$479,090	$444,595
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)

	Year Ended December 31,
	2024	2023
Revenue	$344,636	$259,691
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	87,579	67,458
Selling, general and administrative expense	114,742	80,417
Product development expense	32,807	29,327
Depreciation and amortization	16,910	27,041
Total operating expenses	252,038	204,243
Income from operations	92,598	55,448
Other income (expense)
Interest expense, net	(25,616)	(46,007)
Other (expense) income, net	(715)	85
Loss on extinguishment of debt	—	(11,582)
Loss in fair value of warrant liability	(184,557)	(49,689)
Total other expense, net	(210,888)	(107,193)
Net loss before income tax	(118,290)	(51,745)
Income tax provision	12,711	4,023
Net loss and comprehensive loss	$(131,001)	$(55,768)
Net loss per share
Basic	$(0.74)	$(0.32)
Diluted	$(0.74)	$(0.32)
Weighted-average shares outstanding:
Basic	175,880,320	174,170,517
Diluted	175,880,320	174,170,517
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	173,524,360	$17	—	$—	$9,078	$(5,043)	$4,052
Net loss and comprehensive loss	—	—	—	—	—	—	—	(55,768)	(55,768)
Interest on the promissory note to a member	—	—	—	—	—	—	(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—	—	—	18,833	—	18,833
Payment of interest on promissory note to member	—	—	—	—	—	—	520	—	520
Pre-Closing entity income tax adjustment	—	—	—	—	—	—	(148)	—	(148)
Stock-based compensation expense	—	—	—	—	—	—	13,936	—	13,936
Vested restricted stock units	—	—	1,096,319	1	—	—	(1)	—	—
Repurchase of common stock for net settlement of equity awards	—	—	—	—	357,240	(2,154)	—	—	(2,154)
Exercise of stock options	—	—	757,032	—	—	—	2,719	—	2,719
Balance at December 31, 2023	—	$—	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(131,001)	(131,001)
Stock-based compensation expense	—	—	—	—	—	—	19,287	—	19,287
Vested restricted stock units	—	—	2,271,619	—	—	—	6,553	—	6,553
Repurchase of common stock for net settlement of equity awards	—	—	—	—	1,016,496	(12,141)	—	—	(12,141)
Exercise of stock options	—	—	917,910	—	—	—	4,022	—	4,022
Exercise of warrants	—	—	163	—	—	—	2	—	2
Balance at December 31, 2024	—	$—	178,567,403	$18	1,373,736	$(14,295)	$74,519	$(191,812)	$(131,570)
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss and comprehensive loss	$(131,001)	$(55,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	37,272	15,824
Loss in fair value of warrant liability	184,557	49,689
Loss on extinguishment of debt related to 2020 Credit Agreement	—	11,582
Amortization of debt discount and issuance costs	909	1,819
Interest income on promissory note from member	—	(282)
Depreciation and amortization	16,910	27,041
Provision for expected credit losses	(718)	421
Deferred income taxes	(5,907)	(7,982)
Non-cash lease expense	1,780	1,144
Changes in operating assets and liabilities:
Accounts receivable	(14,975)	(11,892)
Prepaid expenses and deferred charges	1,271	3,449
Other current assets	734	(1,663)
Other assets	(296)	(350)
Accounts payable	(461)	(713)
Accrued expenses and other current liabilities	6,831	4,661
Deferred revenue	789	595
Lease liability	(2,749)	(1,417)
Other liabilities	11	(11)
Net cash provided by operating activities	94,957	36,147
Investing activities
Purchases of property and equipment	(945)	(509)
Additions to capitalized software development costs	(4,400)	(3,721)
Net cash used in investing activities	$(5,345)	$(4,230)

Grindr Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023
Financing activities
Proceeds from the exercise of stock options	4,022	2,719
Proceeds from the exercise of warrants	1	—
Proceeds from issuance of debt	—	344,400
Principal payments on debt	(50,800)	(367,480)
Payment of debt issuance costs	—	(4,510)
Withholding taxes paid on stock-based compensation	(12,076)	—
Transaction costs paid in connection with the Business Combination	—	(1,196)
Proceeds from the repayment of promissory note to a member including interest	—	19,353
Payment of early termination fee related to the extinguishment of debt	—	(6,322)
Net cash used in financing activities	(58,853)	(13,036)
Net increase in cash, cash equivalents and restricted cash	30,759	18,881
Cash, cash equivalents and restricted cash, beginning of the period	28,998	10,117
Cash, cash equivalents and restricted cash, end of the period	$59,757	$28,998
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$59,152	$27,606
Restricted cash	605	1,392
Cash, cash equivalents and restricted cash	$59,757	$28,998

Supplemental disclosure of cash flow information:
Cash interest paid	$25,992	$47,859
Income taxes paid	$17,433	$17,709
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$232	$—
Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for net settlement of equity awards	$64	$2,154
Issuance of common stock for the settlement of certain market condition liability-classified equity awards	$4,203	$—
Issuance of common stock for the settlement of KPI Awards	$2,350	$—

See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)

1.Nature of Business
Grindr Inc.’s (“Grindr” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through its success, to make a world where the lives of its global LGBTQ community are free, equal, and just. The Company operates the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. The Grindr platform is available as a mobile application through Apple’s App Store and Google Play. The Company offers both a free, ad-supported service and a premium subscription version. The Company is headquartered in West Hollywood, California, and has additional offices in the San Francisco Bay Area, Chicago, and New York City.
Grindr was originally incorporated in the Cayman Islands on July 27, 2020, under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or engaging in any other similar business combinations with one or more businesses or entities. On May 9, 2022, Grindr Group LLC and its subsidiaries (“Legacy Grindr”) entered into an Agreement and Plan of Merger (as amended on October 5, 2022, the “Merger Agreement”) with Tiga, in which Legacy Grindr would become a wholly owned subsidiary of Tiga (the “Business Combination”). On November 17, 2022, Tiga was redomiciled to the United States. Upon the consummation of the Business Combination on November 18, 2022 (the “Closing”), Tiga was renamed to “Grindr Inc.”
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
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with U.S. GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of common stock warrant liabilities; valuation allowance for deferred tax assets; legal contingencies; the incremental borrowing rate for the Company's leases; and the valuation of stock-based compensation.
Cash and Cash Equivalents
Cash and cash equivalents consist entirely of cash, money market accounts and U.S. treasury bills. The Company considers all highly liquid short-term investments purchased with an original maturity of ninety days or less at the time of purchase to be cash equivalents. Since these highly liquid investments are readily convertible to cash, the carrying value and amortized cost of the investments approximate their fair value.
Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as a non-current asset on the consolidated balance sheets. The restricted cash balance as of December 31, 2024 and December 31, 2023 was related to a letter of credit held with a financial institution for leased office space secured by the Company as described in Note 10.
Foreign Currency Transactions
Transaction gains and losses denominated in a currency other than the functional currency are included in “Other (expense) income, net” on the consolidated statements of operations and comprehensive loss.

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
Recurring Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:
•Money market funds and U.S. treasury bills — The carrying amount of money market funds and U.S. treasury bills approximates fair value and is classified within Level 1 because the fair value is determined through quoted market prices.
•Warrant liability — Public Warrants (as defined in Note 11) are classified within Level 1 as these securities are traded on an active public market. Private Warrants (as defined in Note 11) are classified within Level 2. For the periods presented, the Company utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s credit agreement balances as disclosed in Note 9 are measured based on prices quoted from a third-party financial institution.
Nonrecurring Fair Value Measurements
Assets acquired and liabilities assumed in business combinations are initially measured at fair value on the acquisition date on a nonrecurring basis using Level 3 inputs. The Company is required to measure certain assets at fair value on a nonrecurring basis after initial recognition. These include goodwill, intangible assets, and long-lived assets, which could be measured at fair value on a nonrecurring basis as a result of impairment reviews. Impairment is assessed annually in the fourth quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or assets below the carrying value. The fair value of the reporting unit or asset group is determined primarily using income and market approaches (Level 3).
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
Maintenance and repairs are charged to expense as incurred and additions and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in “Selling, general and administrative expense” on the consolidated statements of operations and comprehensive loss.
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
In the fourth quarter of the years ended December 31, 2024 and 2023, the Company performed its qualitative assessment and determined that it was not more likely than not that the recorded goodwill was impaired.
The Company uses a qualitative approach to test indefinite-lived intangible assets (which currently consists of tradenames) for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of the indefinite-lived intangible assets in connection with the annual impairment testing for the periods presented. The results of the qualitative analysis of the Company’s indefinite-lived intangible assets indicated that the fair value of the indefinite-lived intangible assets exceeded their carrying value.
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
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of property and equipment, right-of-use ("ROU") assets, capitalized software development costs, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
its fair value. Amortization of long-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.
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
The Company derives all of its revenue from direct revenue and indirect revenue, each as described below. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promised accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.
Direct Revenue
Direct revenue consists of subscription revenue. Subscription revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month, and twelve-month lengths. Subscription revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. Direct revenue also consists of premium add-on revenue generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Premium features are activated upon purchase and are available to use for the customer for a short duration, generally, within one day. Revenue from premium add-ons is recognized upon usage of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores. Subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
Indirect Revenue
Indirect revenue consists of advertising revenue and other non-direct revenue. The Company has contractual relationships with third-party advertising service providers and also directly with advertisers to display advertisements on the Grindr platform. For all advertising arrangements, the Company’s performance obligation is to provide the inventory for advertisements to be displayed on the Grindr platform. For contracts made directly with advertisers, the Company is also obligated to serve the advertisements on the Grindr platform. Providing the advertising inventory and serving the

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.
The pricing and terms for all advertising arrangements are governed by either a master contract or insertion order. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions with advertising service providers, the contractually agreed upon price per advertising unit is generally based on the Company’s revenue share or fixed revenue rate as stated in the contract. The Company recognizes revenue when the advertisement is displayed to users. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period. Revenue from advertising transactions with advertising service providers is recognized net of the amounts retained by the advertising service provider as the Company does not know and expects not to know the gross amount paid by advertisers.
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
For contracts that have an original duration of one year or less, the Company does not consider the time value of money.
Account Receivable, net of allowance for credit losses
Grindr users generally access the Grindr platform and pay for subscriptions and premium add-on features through Apple’s App Store or Google Play. As of December 31, 2024 and December 31, 2023, each of the mobile app stores accounted for approximately 56.7% and 12.5%, and 63.1% and 15.1%, respectively, of the Company’s accounts receivable. The Company evaluates the credit worthiness of these two mobile app stores on an ongoing basis and does not require collateral from these entities. The Company generally collects these balances between 30 and 45 days following the purchase by the customer.
Accounts receivable also includes amounts billed and currently due from advertising customers. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon historical collection trends adjusted for economic conditions using reasonable and supportable forecasts. The time between the Company issuance of an invoice and payment due date is not significant, payments that are not collected in advance of the transfer of promised services are generally due between 30 and 60 days from the invoice date. As of December 31, 2024 and December 31, 2023, the accounts receivable balances, net of allowances, were $49,599 and $33,906, respectively. The opening balance of accounts receivable, net of allowances, was $22,435 as of January 1, 2023.
Deferred Charges
The Company defers certain costs as an asset, primarily mobile app store distribution fees paid to the mobile app stores related to subscription revenue and premium add-on revenue, and recognizes such costs in cost of revenue as the services are provided. The fee differs based on the agreed upon percentage depending on the type of revenue and for subscription revenue, the length of consecutively paid subscriptions, generally approximating between 15.0% to 30.0% of revenues. For the years ended December 31, 2024 and 2023, the Company recognized cost of revenue of $66,654 and $51,752, respectively, related to these distribution fees.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Deferred Revenue
Deferred revenue consists of advance payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the term of the applicable subscription period or expected completion of the performance obligation which range from one week to twelve months. As of December 31, 2024 and December 31, 2023, the deferred revenue balances were $19,970 and $19,181, respectively. The balance of deferred revenue was $18,586 as of January 1, 2023.
For the year ended December 31, 2024, the Company recognized $19,181 of revenue that was included in the deferred revenue balance as of December 31, 2023. For the year ended December 31, 2023, the Company recognized $18,586 of revenue that was included in the deferred revenue balance as of December 31, 2022.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers:

	Year Ended December 31,
	2024	2023
Direct revenue	$290,890	$225,285
Indirect revenue	53,746	34,406
	$344,636	$259,691

	Year Ended December 31,
	2024	2023
North America (1)	$208,585	$159,035
Europe	83,366	61,891
Rest of the world	52,685	38,765
	$344,636	$259,691
(1)North America includes revenue generated only from the U.S. and Canada.
During the years ended December 31, 2024 and 2023, revenue from the U.S., the Company's country of domicile, amounted to $199,263 and $151,535, respectively.
Cost of Revenue
Cost of revenue consists primarily of mobile app store distribution fees. Cost of revenue also includes third-party vendor costs related to customer care functions such as customer service, data center and hosting fees, moderators, and other auxiliary costs associated with providing services to customers.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of compensation expense (including stock-based compensation) and other employee related costs for executive management, personnel engaged in selling and marketing, sales support functions, finance, legal, tax, and human resources. General and administrative expense also include expenses associated with facilities, information technology, external professional services, legal costs, and other administrative expenses.
Product Development Expense
Product development expense consists primarily of compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in the design, development, testing, enhancement of product offerings and related technology, and related costs.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Depreciation and Amortization Expenses
Depreciation and amortization expenses are primarily related to computer equipment, leasehold improvements, furniture and fixtures, customer relationships, technology, and capitalized software development costs.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs totaled $8,215 and $2,378 for the years ended December 31, 2024 and 2023, respectively. Advertising costs are included in “Selling, general and administrative expense” in the consolidated statements of operations and comprehensive loss.
Leases
Company as a lessee
An arrangement is assessed to determine if it is or contains a lease at contract inception. ROU assets and lease liabilities, which are disclosed in the accompanying consolidated balance sheets, are recognized at the commencement date of the lease based on the present value of the lease payments over the lease term using the Company’s incremental borrowing rate on the lease commencement date. If the lease contains an option to extend the lease term, the renewal option is considered in the lease term if it is reasonably certain that the Company will exercise the option.
For all office space leases, lease components and non-lease components are accounted for as a single lease component. Operating lease expense is recognized on a straight-line basis over the term of the lease. Short-term leases, defined as leases with an initial term of twelve months or less, are not recorded on the consolidated balance sheets.
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
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of the benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Remeasurement of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. The provision for income taxes included the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related interest and penalties.
Stock-based Compensation
The Company issues stock-based awards to employees, officers, directors, and non-employees in the form of stock options and restricted stock units (“RSUs”). Compensation expense related to employee and non-employee stock-based awards is measured and recognized in the consolidated financial statements based on the fair value of the awards granted.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The Company’s stock-based compensation includes compensation expense related to the grant of service-based RSUs (“Time-Based Awards”), RSUs containing a market condition (“Market Condition Awards”), and RSUs containing a performance condition (“KPI Awards”) granted under the 2022 Plan (defined in Note 14), and service-based stock options granted under the 2020 Plan (defined in Note 14).
The Company measures the fair value of the Time-Based Awards based on the quoted market price on the grant date of the Company’s common stock. Compensation expense for Time-Based Awards is recognized on a straight-line basis over the requisite service period.
The fair value of Market Condition Awards is estimated using a Monte Carlo simulation model. Prior to vesting, compensation expense is recognized using the accelerated attribution approach over the derived service period based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied, as long as the grantee continues to provide service to the Company. At the end of each financial reporting period prior to the vesting date, the fair value of all Market Condition Awards that are liability-classified is remeasured using a Monte Carlo simulation model.
KPI Awards are liability-classified. The KPI Awards require management to make assumptions regarding the likelihood of achieving certain key performance indicator (“KPI”) goals. The Company recognizes compensation expense when the likelihood that the achievement of the KPI goals are probable and is recognized using the accelerated attribution approach over the requisite service period. KPI Awards are remeasured at the end of each financial reporting period.
If stock-based awards are granted in contemplation of or shortly before a planned release of material nonpublic information, and such information is expected to result in a material increase in the Company's stock price, the Company considers whether an adjustment to the observable market price is required when estimating fair values.
Legacy Grindr granted unit options to employees under the 2020 Plan that vest based solely on service conditions. Prior to the Business Combination, the fair value of each option award containing service conditions was estimated on the grant date using the Black-Scholes option-pricing model. The use of the Black-Scholes model required a number of estimates, including the expected option term, the expected volatility in the price of the Legacy Grindr’s common stock, the risk-free rate of interest and the dividend yield on the Legacy Grindr’s common stock. Legacy Grindr recognizes stock-based compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally four years. Upon the consummation of the Business Combination, all outstanding and unvested unit option awards granted under the 2020 Plan were converted using an exchange ratio into stock options exercisable for shares of the Company’s common stock with the same terms and vesting conditions. The Company continues to recognize stock-based compensation expense on a straight-line basis over the remaining requisite service periods of the awards.
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
Warrant Liability
The Company accounts for warrants as shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheets. Liability-classified warrants are subject to remeasurement to fair value as of any respective exercise date and at the end of each financial reporting period with changes in fair value recorded in the Company’s consolidated statements of operations and comprehensive loss. See Note 11 and Note 20 for additional information on the Company’s warrants.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Concentration of Risks
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains the majority of its cash balances with two major commercial banks. Cash balances are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250. The Company has not experienced any losses in such accounts.
For the year ended December 31, 2024, no customers accounted for 10% or more of the Company’s revenue, and three vendors accounted for 60.7%, 15.4%, and 13.3% of the Company’s cost of revenue.
As of December 31, 2024, no customer accounted for 10% or more of the Company’s accounts receivable balance, and two vendors accounted for 26.7% and 15.0% of the Company’s accounts payable balance.
For the year ended December 31, 2023, no customers accounted for 10% or more of the Company’s revenue, and three vendors accounted for 60.9%, 15.8%, and 12.1% of the Company’s cost of revenue.
As of December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivable balance, and three vendors accounted for 28.4%, 19.7%, and 10.3% of the Company’s accounts payable balance.
Net Loss Per Share of Common Stock
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is based upon the diluted weighted-average number of shares outstanding during the year. Diluted net loss per share gives effect to all potentially dilutive common share equivalents, including stock options. restricted stock units, and warrants, to the extent they are dilutive. See Note 16 for additional information.
Segment Information
The chief executive officer (“CEO”) is the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. The Company manages its activities related to developing and maintaining its product on a consolidated basis. There are no segment managers; instead, there are divisional leaders who report to the Company's CODM, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. While the Company derives revenues from international markets, expenses are not allocated to these international markets nor does the CODM review any other financial data for these markets. Accordingly, the Company determined that the Company operates as a single operating and reportable segment.
The CODM assesses performance for the Company’s single operating segment based on net income (loss) that is also reported on the consolidated statement of operations and comprehensive loss as “Net loss and comprehensive loss.” Significant segment expenses that are regularly reviewed by the CODM include: cost of revenue, stock-based compensation; employee compensation (e.g. payroll, benefits, commissions) and contractor expense, excluding stock-based compensation; sales and marketing expense (excluding commissions); professional services expense; and general and administrative expense (all other non-compensation corporate overhead). The measure of segment assets is reported on the consolidated balance sheets as “Total assets”. Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Information about the Company's single reportable segment revenue, segment net income, and significant segment expenses are as follows:

	Year Ended December 31,
	2024	2023
Revenue	$344,636	$259,691
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	87,579	67,458
Stock-based compensation expense	37,272	15,824
Employee compensation and contractor expense, excluding stock-based compensation expense	64,492	55,229
Sales and marketing expense	8,681	1,542
Professional services expense	19,513	22,544
Other general and administrative expense	17,591	14,605
Depreciation and amortization	16,910	27,041
Total operating expenses	252,038	204,243
Income from operations	92,598	55,448
Interest expense, net	25,616	46,007
Other expense, net(1)	185,272	61,186
Income tax provision	12,711	4,023
Net loss and comprehensive loss	$(131,001)	$(55,768)
(1)Other expense, net includes loss in fair value of warrant liability, loss on extinguishment of debt and other expenses.
Accounting Pronouncements
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an ASU.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirement in ASU 2023-07, as well as all existing segment disclosure and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted the standard during the year ended December 31, 2024. See “Segment information” in Note 2 to the consolidated financial statements for further detail.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Recently Issued Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years, with early adoption permitted. The Company will assess any impact from the adoption of this guidance if such transactions occur in the future.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this new standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40). The guidance requires all public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this new standard.
3.Property and Equipment
Property and equipment, net, consist of the following:

	December 31,
	2024	2023
Computer equipment	$1,606	$103
Furniture and fixtures	565	334
Leasehold improvements	2,693	2,641
	4,864	3,078
Less: Accumulated depreciation	(3,197)	(1,502)
	$1,667	$1,576
Depreciation expense for property and equipment for the years ended December 31, 2024 and 2023 amounted to $854 and $746, respectively. Depreciation expense is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive loss.
4.Goodwill and Intangibles
Goodwill and intangible assets, net, consist of the following:

	December 31,
	2024	2023
Goodwill	$275,703	$275,703
Intangible assets with definite lives, net	4,028	16,488
Intangible assets with indefinite lives	65,844	65,844
	$345,575	$358,035
The indefinite-lived intangible asset of $65,844 as of December 31, 2024 and 2023, represents the Grindr tradename.
As of December 31, 2024 and 2023, intangible assets with definite lives consist of the following:

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net	Weighted Average Useful Life
Customer relationships	$94,874	$(90,846)	$4,028	5 years
Technology	37,041	(37,041)	—	3 years
	$131,915	$(127,887)	$4,028

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net	Weighted Average Useful Life
Customer relationships	$94,874	$(78,386)	$16,488	5 years
Technology	37,041	(37,041)	—	3 years
	$131,915	$(115,427)	$16,488
The weighted average estimated remaining life for customer relationships is 0.5 years and 1.5 years as of December 31, 2024 and 2023, respectively.
Intangible assets amortization expense was $12,460 and $22,212 for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, amortization of long-lived intangible assets is estimated to be as follows:

2025	$4,028
Thereafter	—
$4,028
5.Capitalized Software Development Costs
Capitalized software development costs consist of the following:

	December 31,
	2024	2023
Capitalized software development costs	$15,668	$10,760
Less: Accumulated amortization	(6,918)	(3,327)
	$8,750	$7,433
Amortization expense for capitalized software development for the years ended December 31, 2024 and 2023 amounted to $3,591 and $2,547, respectively. Amortization expense is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive loss.
The Company did not write-off any capitalized software development costs for the year ended December 31, 2024. The Company wrote-off capitalized software development costs of $1,310 for the year ended December 31, 2023. The write off charge is included within “Depreciation and amortization” on the consolidated statements of operations and comprehensive loss.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
6.Other Current Assets
Other current assets consist of the following:

	December 31,
	2024	2023
Income tax receivable	$585	$1,537
Cloud computing arrangements implementation costs	95	172
Other current assets	999	704
	$1,679	$2,413
7.Promissory Note from a Member
On April 27, 2021, Catapult GP II LLC (“Catapult GP II”), a related party wherein certain members of Catapult GP II are executives of Legacy Grindr, purchased 5,387,194 common units of Legacy Grindr, which is converted using the exchange ratio to 7,385,233 common shares of the Company upon the consummation of the Business Combination. In conjunction with the common units of Legacy Grindr purchased, Legacy Grindr entered into a full recourse promissory note with Catapult GP II with a face value of $30,000 (the “Note”). The Note, including all unpaid interest, was required to be repaid the earlier of (1) the tenth anniversary of the Note, (2) upon the completion of a liquidity event, or (3) upon completion of an initial public offering or a special-purpose acquisition company transaction. The Note bore interest at 10% per annum on a straight-line basis.
The Note, including interest, was fully paid in the first quarter of 2023. The Note and the related accrued interest are reflected as a reduction to equity in the consolidated statements of stockholders’ deficit.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
Employee compensation and benefits	$13,435	$7,285
Litigation-related funds received from escrow (see Note 19)	5,929	5,929
Lease liability, short-term	2,370	1,405
Income and other taxes payable	1,963	1,389
Accrued infrastructure expense	1,557	900
Accrued professional service fees	1,101	3,252
Accrued legal expense	469	1,608
Accrued interest payable	96	174
Other accrued expenses	2,658	992
	$29,578	$22,934

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
9.Debt
Total debt for the Company is comprised of the following:

	December 31,
	2024	2023
Senior Term Loan Facility	$282,000	$300,000
Senior Revolving Facility	11,600	44,400
	293,600	344,400
Less: unamortized debt issuance and discount costs	(3,020)	(3,800)
Total debt	290,580	340,600
Less: current maturities of long-term debt	(15,000)	(15,000)
Long-term debt	$275,580	$325,600
2023 Credit Agreement
On November 28, 2023, a wholly owned subsidiary of the Company, Grindr Capital LLC (“Grindr Capital”), as borrower, entered into a credit agreement with the Company and certain other wholly owned subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “2023 Credit Agreement”). The 2023 Credit Agreement provides for (i) a $300,000 senior secured term loan facility (“Senior Term Loan Facility”) and (ii) $50,000 senior secured revolving credit facility (“Senior Revolving Facility”, and together with the Senior Term Loan Facility, the “2023 Credit Facilities”) (with a $15,000 letter of credit sublimit and a $10,000 swingline loan sublimit). Grindr Capital has the option to request that lenders increase the amount available under the Senior Revolving Facility by, or obtain incremental term loans of, up to $100,000, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
On November 28, 2023, Grindr Capital borrowed the full amount of the Senior Term Loan Facility and $44,400 under the Senior Revolving Facility. Proceeds from the initial drawings under the 2023 Credit Facilities and cash on hand were used to repay in full outstanding obligations under the Company's previous credit agreement and to pay fees, premiums, costs, and expenses, including fees payable in connection with the 2023 Credit Agreement. Unused commitments under the 2023 Credit Agreement as of December 31, 2024 and December 31, 2023, amounted to $38,400 and $5,600, respectively. For the years ended December 31, 2024 and 2023, there were no swingline loans or letters of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of December 31, 2024, and December 31, 2023, is 7.2% and 8.5%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.50% per annum, depending on the total net leverage ratio of the Company. For the years ended December 31, 2024 and 2023, the Company incurred an immaterial commitment fee.
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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested and (ii) unpermitted debt transactions. For the years ended December 31, 2024 and 2023, the Company was not required to make any mandatory prepayments.
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
For the year ended December 31, 2024, the Company did not incur any debt issuance costs. For the year ended December 31, 2023, the Company incurred $3,866 in debt issuance costs in conjunction with the Senior Term Loan Facility and was recorded as a reduction to the related debt included in "Long-term debt, net" on the consolidated balance sheets. For the year ended December 31, 2023, the Company incurred debt issuance costs of $644 related to the Senior Revolving Facility which was recorded in "Other assets" on the consolidated balance sheets. The amortization of such debt issuance costs is included in “Interest expense, net” on the consolidated statements of operations and comprehensive loss.
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
As of December 31, 2024 and 2023, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances were measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of December 31, 2024 and 2023 is $292,132 and $342,678, respectively.
Other information
Future maturities of the 2023 Credit Agreement were as follows:

December 31, 2024
2025	$15,000
2026	15,000
2027	15,000
2028	248,600
Thereafter	—
$293,600

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
2020 Credit Agreement
On November 28, 2023, the Company terminated its prior credit agreement including the release of all guarantees and liens related thereto in connection with entering into such credit agreement and repaying in full all outstanding obligations of the prior credit agreement. This transaction was accounted for as an extinguishment of debt. As a result, the Company recorded a loss on extinguishment of debt of $11,582, which includes unamortized debt issuance cost of $5,111 and an early termination fee of $6,471.
10.Leases
Operating Leases
Company as a lessee
The Company enters into operating leases in the normal course of business, primarily for office space. As of December 31, 2024, the Company has three operating leases with remaining lease terms of less than one year to four years.
In conjunction with one of the operating leases, the Company secured a letter of credit for $1,392, which is recorded as “Restricted cash” on the consolidated balance sheets. As of December 31, 2024 and 2023, the balance of this letter of credit was $605 and $1,392, respectively.
Components of lease cost included in “Selling, general and administrative expenses” on the consolidated statements of operations and comprehensive loss are as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,134	$1,652
Short-term lease cost	1,167	460
Sublease income	(830)	(690)
Total lease cost	$2,471	$1,422
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$2,163	$1,696
Right-of-use assets obtained in exchange for lease liabilities:
New leases entered into during the year	$1,471	$—
Supplemental balance sheet information related to leases is as follows:

	December 31,
	2024	2023
Assets:
Right-of-use assets	$3,053	$3,362
Liabilities:
Accrued expenses and other current liabilities	$2,370	$1,405
Lease liability, long-term portion	963	2,241
Total operating lease liabilities	$3,333	$3,646
Weighted average remaining operating lease term (years)	1.6	2.3
Weighted average operating lease discount rate	9.1%	11.4%

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The Company’s lease does not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities on lease liabilities are as follows:

December 31, 2024
2025	$2,465
2026	802
2027	242
2028	21
2029	—
Thereafter	—
Total lease payments	$3,530
Less: imputed interest	(197)
Total lease liabilities	$3,333
There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2024.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant are as follows:

December 31, 2024
2025	$729
2026	249
Thereafter	—
$978

11.Warrant Liabilities
In connection with Tiga’s initial public offering, Tiga issued (i) 18,560,000 private placement warrants (“Private Warrants”) to its sponsor, Tiga Sponsor LLC (the “Sponsor”) and (ii) sold 13,800,000 public warrants. On November 18, 2022, in connection with the reverse recapitalization treatment of the Business Combination, the Company effectively issued 37,360,000 warrants to purchase shares of Grindr’s common stock, which included 13,800,000 public warrants, 18,560,000 Private Warrants, 2,500,000 Forward Purchase Warrants, and 2,500,000 Backstop Warrants. The Forward Purchase Warrants and the Backstop Warrants have the same terms and are in the same form as the public warrants (as such, will collectively be known as the “Public Warrants” and, together with the Private Warrants, the “Warrants”). The Warrants were governed by that certain Warrant Agreement, dated November 23, 2020, as amended by that certain First Amendment to Warrant Agreement, dated November 17, 2022 (the “Warrant Agreement”).
The Public Warrants, which entitle the registered holder to purchase one share of the Company's common stock, have an exercise price of $11.50, became exercisable 30 days after the completion of the Business Combination and are set to expire five years from the completion of the Business Combination, or earlier upon redemption. On January 23, 2025, the Company gave notice that the Company would redeem all of the outstanding Warrants, see Note 20 for additional information.

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
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
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
If the Company calls the Public Warrants and Private Warrants for redemption, the Public Warrants and Private Warrants may be exercised for cash or, as described above, the Warrant holder may elect to exercise on a cashless basis if the price per share equals or exceeds $10.00, as described in the Warrant Agreement. In addition, at any time after notice of redemption has been given by the Company, holders of Private Warrants may exercise such Private Warrants on a cashless basis so long as such Private Warrants are held by the Sponsor or a permitted transferee. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the Public Warrants are to be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.
Each Private Warrant entitles the registered holder to purchase one share of the Company’s common stock. The Private Warrants also have an exercise price of $11.50 and became exercisable 30 days after the completion of the Business Combination. The Private Warrants are set to expire five years from the completion of the Business Combination, or earlier upon redemption.
The Private Warrants are identical to the Public Warrants underlying the shares sold in Tiga’s initial public offering, except that they are subject to certain transfer and sale restrictions and are not optionally redeemable when the Company's common stock price is above $18.00 so long as they are held by the Sponsor or a permitted transferee. Additionally, the Private Warrants are exercisable on a cashless basis. If the Private Warrants are held by someone other than the Sponsor or a permitted transferee, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
As of December 31, 2024 and 2023, the Public Warrant and Private Warrants were remeasured to fair value of $252,178 and $67,622, respectively. The change in fair value for the years ended December 31, 2024 and 2023 was loss of $184,557 and $49,689, respectively, recognized in the consolidated statements of operations and comprehensive loss.
12.Stockholders’ Deficit
Preferred stock and common stock
On November 18, 2022, upon the consummation of the Business Combination, the Company's shareholders adopted the new certificate of incorporation. The new certificate of incorporation set forth the rights, privileges, and preference of

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
the Company's preferred stock and common stock. The Company's Board of Directors is authorized to provide for the issuance of all or any number of the shares of preferred stock, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions.
The holders of the Company's common stock are entitled to one vote on each matter submitted to the stockholders of the Company for their vote.
Treasury stock
Treasury stock includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted stock units. For the years ended December 31, 2024 and 2023, the Company repurchased 1,016,496 and 357,240 shares respectively.
13.Employee Benefit Plan
The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). All employees are eligible to participate in the 401k Plan beginning on the first day of the month following their date of hire. The 401k Plan permits eligible employees to make contributions. The Company made $1,484 and $1,469 of 401(k) matching contributions for the years ended December 31, 2024 and 2023, respectively.
14.Stock-based Compensation
2022 Plan
On November 15, 2022, the stockholders of the Company approved the adoption of the 2022 Equity Incentive Plan, which permits the grant of incentive awards, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. There were 13,764,400 shares of common stock authorized under the 2022 Equity Incentive Plan. On July 19, 2024, the Company stockholders approved the amendment and restatement of the 2022 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,860,300 shares from 13,764,400 shares to 16,624,700 shares. The Amended and Restated 2022 Equity Incentive Plan became effective immediately upon stockholder approval at the Company's 2024 annual meeting of stockholders held on July 19, 2024 (collectively, the “2022 Plan”). As of December 31, 2024, there were 8,520,012 shares of common stock available for grant under the 2022 Plan.
Executive and Key Employees Awards
From time to time, the Company awards incentive awards to executives in the form of restricted stock units (“RSUs”).
Time-Based Awards
Generally, RSUs will vest 20% on each anniversary of the vesting commencement date, subject to continued service with the Company, or pursuant to another vesting schedule as approved by the Board, or committee of the Board, and set forth in the award agreement.
In connection with the grant of the CEO time-based awards, a downside protection provision (“Downside Protection”) is to be granted to the CEO. The Downside Protection may be settled in cash or shares at the sole discretion by the Company’s Board of Directors. As of December 31, 2024 and December 31, 2023, the Downside Protection has not been granted for accounting purposes in accordance with ASC 718.
Market Condition Awards
Liability-classified Awards
The Market Condition Awards are issued upon the achievement (at varying levels) of certain market capitalization thresholds. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each market capitalization achievement date. These awards are liability-classified and require fair value remeasurement at the end of

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
each reporting period. As of December 31, 2024 and 2023, the aggregate fair value of the market condition awards is $27,210 and $14,078, respectively, of which $10,878 and $1,960, respectively is recorded in “Other non-current liabilities” in the consolidated balance sheets.
During the fourth quarter of 2024, certain market capitalization thresholds were achieved. Awards of fully-vested RSUs representing a total of 314,101 shares were issued in the fourth quarter of 2024 with a total fair value of $4,203, with the amount reclassified to “Additional paid-in capital” in the consolidated balance sheets.
During the year ended December 31, 2024, no liability-classified executive market condition awards were modified. During the year ended December 31, 2023, a liability-classified executive market condition award was modified to lower the market capitalization thresholds and to increase the dollar value allocated to each target. This award was remeasured to its fair value at the end of each financial reporting period.
The Company used the Monte Carlo simulation model to value the liability-classified award. The key inputs into the Monte Carlo simulation as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Expected term (in years)	10.0	10.0
Expected stock price volatility (1)	60.0%	65.0%
Risk-free interest rate (2)	4.6%	3.8%
Expected dividend yield (3)	—%	—%
(1)Expected volatility is based on a blend of historical volatility observed for a publicly traded peer group and the Company’s specific volatility over a period equivalent to the expected term of the awards.
(2)The risk-free interest rate is based on the U.S. Treasury yield of treasury bonds with a maturity that approximates the expected term of the awards.
(3)The Company did not historically pay any cash dividends on its common stock.
Equity-classified Award
For the year ended December 31, 2024, the Company granted a Market Condition Award of 200,000 RSUs that vests in its entirety upon the achievement of a certain market capitalization threshold. This award is equity-classified. The grant date fair value of this award was $2,554. The Company recognizes the stock-based compensation of this equity-classified Market Condition Award over the derived service period.
KPI Awards
KPI Awards will be issued upon the satisfaction of certain KPIs determined by the Company’s Board of Directors and provision of service to the issue date. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding the issue date. The issue date shall occur no later than 120 days after the end of the applicable year. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. The measurement of the KPI awards’ fair value is based on the fixed dollar amount that is probable of being paid.
During the fourth quarter of 2023, the KPIs and measurement framework related to 2023 KPI awards were approved and granted by the Company's Compensation Committee as it relates to the year ending December 31, 2023. As of December 31, 2023, such KPIs were achieved. Awards of fully-vested RSUs representing a total of 247,898 shares were issued in the first quarter of 2024 with a total fair value of $2,350. During the years ended December 31, 2024 and 2023, stock-based compensation expense of $2,062 and $288 related to the service provided through December 31, 2023 and issuance date, respectively, was recorded in “Selling, general and administrative expense” on the consolidated statements of operations and comprehensive loss. As of December 31, 2023, $288 was accrued in “Accrued expenses and other current liabilities” in the consolidated balance sheets.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
During the first quarter of 2024, the KPIs and measurement framework related to 2024 KPI awards were approved and granted by the Company’s Compensation Committee as it relates to the year ending December 31, 2024. As of December 31, 2024, such KPIs were achieved. For the year ended December 31, 2024, stock-based compensation expense of $3,084 related to the service provided through December 31, 2024 was recorded in “Selling, general and administrative expense” on the consolidated statements of operations and comprehensive loss. As of December 31, 2024, $3,084 was accrued in “Accrued expenses and other current liabilities” in the consolidated balance sheets.
Non-Employee Director and Employee Awards
The Company granted timed-based RSUs to certain non-employee directors and employees (“Employee RSUs”). The Employee RSUs generally vest 25% on the first anniversary of the vesting commencement date and in twelve quarterly installments thereafter, 50% on the first anniversary of the vesting commencement date and in four quarterly installments thereafter, or pursuant to another vesting schedule as approved by the Board, or a committee of the Board, and set forth in the Employee RSUs agreement. Non-employee directors receive annual grants that vest generally 25% quarterly after the vesting commencement date.
Other information
A summary of the unvested time-based RSU activity during the years ended December 31, 2024 and 2023 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	4,555,256	$10.10
Granted	2,901,233	$6.40
Vested	(1,096,319)	$9.50
Forfeited	(412,683)	$7.35
Outstanding at December 31, 2023	5,947,487	$8.61
Granted	2,384,125	$10.99
Vested	(1,709,620)	$8.36
Forfeited	(511,506)	$7.90
Outstanding at December 31, 2024	6,110,486	$9.66
The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $20,344 and $6,687, respectively.
A summary of unrecognized stock-based compensation expenses in the 2022 Plan as of December 31, 2024 is as follows:

	Unrecognized stock-based compensation expenses	Weighted-average period expected to be recognized
Time-Based Awards	$51,872	2.8 years
Market Condition Awards - liability-classified awards	$16,332	2.8 years
Market Condition Awards - equity-classified award	$2,384	3.5 years
2024 KPI Awards	$811	0.2 years

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
2020 Plan
In August 13, 2020, the Board of Managers of Legacy Grindr, approved the adoption of the 2020 Equity Incentive Plan (the “2020 Plan”), which permits the grant of incentive and unit options, restricted units, stock appreciation rights and phantom units of Legacy Grindr.
There were 6,522,685 shares of common stock authorized in the 2020 Plan. There were no changes to the authorized number of shares for the years ended December 31, 2024 and 2023. There were no shares of common stock available for grant under the 2020 Plan upon the consummation of the Business Combination.
Stock options
Employees, consultants, and nonemployee directors who provide substantial services to Legacy Grindr were eligible to be granted unit option awards under the 2020 Plan.
In connection with the Business Combination, each Legacy Grindr unit option that was outstanding immediate prior to the consummation of the Business Combination, whether vested or unvested, was converted into a stock option to acquire a number of shares of the Company’s common stock equal to the product of (i) the number of unit of Legacy Grindr common unit subject to such Legacy Grindr unit option immediately prior to the consummation of the Business Combination and (ii) the exchange ratio, at an exercise price per share equal to (A) the exercise price per share of such Legacy Grindr unit option immediately prior to the consummation of the Business Combination, divided by (B) the exchange ratio (the “Exchanged Option”). Following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding Legacy Grindr unit option immediately prior to the consummation of the Business Combination. Unvested Legacy Grindr unit options did not accelerate nor vest on the consummation of the Business Combination.
Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of seven years from the date of grant.
The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,705,765	$5.15	5.7	$2,967
Exercised	(757,032)	$3.60
Forfeited or expired	(2,180,106)	$6.05
Outstanding at December 31, 2023	1,768,627	$4.71	4.6	$7,196
Exercised	(917,910)	$4.38
Forfeited or expired	(145,601)	$5.41
Outstanding at December 31, 2024	705,116	$5.00	3.6	$9,055

Exercisable at December 31, 2023	964,031	$4.25	4.3	$4,365
Exercisable at December 31, 2024	408,832	$4.40	3.3	$5,495
The intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $8,351 and $2,081, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. Unrecognized compensation expense relating to options in the 2020 Plan was $763 as of December 31, 2024, which is expected to be recognized over a weighted-average period of 0.8 years.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Stock-based compensation information
The following table summarizes stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
Selling, general and administrative expense	$33,626	$14,763
Product development expense	3,646	1,061
	$37,272	$15,824
Stock-based compensation expense that was capitalized as an asset was $281 and $202 for the years ended December 31, 2024 and 2023, respectively, the amounts were capitalized in “Capitalized software development costs, net” in the consolidated balance sheets.
15.Income Tax
Net loss before income tax includes the following components:

	Year Ended December 31,
	2024	2023
United States	(118,307)	(51,646)
International	17	(99)
	(118,290)	(51,745)
Income tax provision consisted of the following:

	Year Ended December 31,
	2024	2023
Current income tax provision
Federal	15,379	10,034
State	3,178	1,949
International	61	22
Total current tax provision	18,618	12,005
Deferred income tax benefit
Federal	(4,211)	(7,610)
State	(1,696)	(372)
Total deferred tax benefit	(5,907)	(7,982)
Total income tax provision	12,711	4,023

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The tax effects of temporary differences that give rise to portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets
Capitalized interest carryforward	6,357	8,115
Capitalized research expenditures	6,413	4,319
Accrued compensation	2,392	905
Equity awards	1,844	1,190
Right-of-use asset	790	871
General business credit	388	484
Accrued expenses	59	392
Other	234	200
Gross deferred tax assets	18,477	16,476
Less: Valuation allowance	—	(4,610)
Total deferred tax assets	18,477	11,866
Deferred tax liabilities
Intangible assets	(16,490)	(15,717)
Lease liability	(724)	(814)
Other	(21)	—
Total gross deferred tax liabilities	(17,235)	(16,531)
Net deferred tax assets (liabilities)	1,242	(4,665)
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2024, management determined that there is sufficient positive evidence to conclude that it is more likely than not that all deferred taxes of $ 18,477 are realizable. Accordingly, the valuation allowance was decreased to zero as of December 31, 2024, compared to $4,610 as of December 31, 2023.
Tax credit carryforwards are as follows:

	December 31, 2024
	Amount	Expiration Years
Tax credits, state	577	Do Not Expire

	December 31, 2023
	Amount	Expiration Years
Tax credits, state	619	Do Not Expire

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The reconciliation between the Company’s effective tax rate and the statutory tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income tax provision at the federal statutory rate of 21.0%	21.0%	21.0%
State taxes	(2.1)%	(0.6)%
Stock-based compensation	2.2%	(1.5)%
Foreign derived intangible income deduction	2.9%	4.3%
Change in valuation allowance	3.9%	(8.3)%
Change in fair value of warrant liability	(32.9)%	(20.1)%
Research tax credit	0.9%	2.7%
Uncertain tax positions	(0.2)%	(0.6)%
Officer compensation	(6.6)%	(4.1)%
Other items	0.2%	(0.6)%
	(10.7)%	(7.8)%
The following table summarizes the activity related to the gross unrecognized tax benefits as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	797	586
Adjustments related to prior year tax positions	10	—
Increases related to current year tax positions	270	211
Decreases due to statute of limitation expiration	(131)	—
Balance at end of the year	946	797
All of the Company’s unrecognized tax benefits, if recognized, would change the effective rate. The Company does not expect any material changes to the unrecognized tax benefits over the next 12 months. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax provision” in the consolidated statements of operations and comprehensive loss. Interest and penalties are not material for each of the periods presented.
The Company believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. As of December 31, 2024 and 2023, there were no active taxing authority examinations in any of the Company's major tax jurisdictions. The Company remains subject to examination for federal and state income tax purposes for the tax years ended 2020 through 2024.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
16.Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss and comprehensive loss	$(131,001)	$(55,768)
Denominator:
Weighted-average common shares outstanding - basic and diluted	175,880,320	174,170,517

Net loss per share
Basic	$(0.74)	$(0.32)
Diluted	$(0.74)	$(0.32)
The following table presents the potential shares that are excluded from the computation of diluted net loss and comprehensive loss for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Stock options issued under 2020 Plan	705,116	1,768,627
Time-based RSUs	6,110,486	5,947,487
KPI Awards	270,579	295,964
Public and Private Warrants	37,359,825	37,360,000
Shares issuable for the Market Condition Awards that have not yet achieved their market condition criterion are not included in the table above. Such shares are also not included in the Company's calculation of basic or diluted net loss per share. For the year ended December 31, 2024, shares issuable for the 2024 KPI Awards are included in the table above, as the performance condition criterion was achieved as of December 31, 2024. For the year ended December 31, 2023, shares issuable for the 2023 KPI Awards are included in the table above, as the performance condition criterion was achieved as of December 31, 2023. The KPI Awards are not issued pending Compensation Committee approval no later than 120 days after the end of the applicable year. The number of shares above for the KPI Awards are based on the 90-day volume weighted-average price as of the end of the applicable year.
17.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$22,787	$22,787	$—	$—
U.S. treasury bills	20,221	20,221	—	—
	$43,008	$43,008	$—	$—

Liabilities:
Common stock warrant liabilities	$252,178	$126,898	$125,280	$—

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,495	$6,495	$—	$—
U.S. treasury bills	10,717	10,717	—	—
	$17,212	$17,212	$—	$—

Liabilities:
Common stock warrant liabilities	$67,622	$34,028	$33,594	$—
Money market funds and U.S. treasury bills
The money market funds and U.S. treasury bills are classified within Level 1 as these securities are traded on an active public market.
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC 815-40, Derivatives and Hedging. The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations and comprehensive loss.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. See Note 11 and Note 20 for additional information on the Company’s Warrants.
The following table presents the changes in the fair value of the warrant liability:

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value at December 31, 2022	$9,024	$8,909	$17,933
Change in fair value of warrant liability	25,004	24,685	49,689
Fair value at December 31, 2023	34,028	33,594	67,622
Change in fair value of warrant liability	92,871	91,686	184,557
Exercise of warrants	(1)	—	(1)
Fair value at December 31, 2024	$126,898	$125,280	$252,178
18.Related Parties
Prior to the consummation of the Business Combination, the Company paid advisor fees and out-of-pocket expenses to two individuals who held ownership interest in Legacy Grindr and are stockholders of the Company. The two individuals were appointed to the Board upon the consummation of the Business Combination, and the advisory agreement was terminated upon their appointment to the Board concurrent with the consummation of the Business Combination. For the year ended December 31, 2023, the Company paid outstanding advisor fees amounting to $350, and $97 was forgiven.
See Note 7 for information regarding related party transactions with Catapult GP II.
19.Commitments and Contingencies
Purchase Commitments
On January 12, 2023, the Company entered into a purchase commitment for the use of cloud services, with a commitment to spend $8,500 annually between January 2023 and December 2026. Total purchases under the purchase commitment were $11,624 and $9,979 for the years ended December 31, 2024 and 2023, respectively.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2024 and 2023, amounts accrued for contingent losses were not material to its financial position.
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $8,794 using the exchange rate as of December 31, 2024) for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that Grindr LLC disclosed (i) personal data to third-party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) special category personal data to third-party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $5,716 using the exchange rate as of December 31, 2024). Grindr LLC filed an appeal with the NDPA. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited (“Kunlun”) entered into an escrow agreement providing for Grindr Group's access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC's appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the “NPAB”).
On December 7, 2022, the NDPA upheld the reduced administrative fine against Grindr LLC and the appeal was sent to the NPAB for further consideration. On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On October 27, 2023, Grindr LLC filed suit in Oslo District Court to overturn the NPAB's decision, including to eliminate the fine. On July 1, 2024, the Oslo District Court upheld the prior decision and ordered Grindr to pay the government attorneys fees of approximately $50. Grindr filed its appeal of the Oslo District Court's decision with the Norwegian Appeals Court on September 13, 2024 and an appeal hearing is scheduled for August 2025.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California law, including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. On December 22, 2022, Grindr LLC filed its opposition to class certification. Following a case management conference on October 7, 2024, the court directed the plaintiff to file its reply to Grindr's opposition by November 11, 2024. The parties have reached a settlement in principle subject to formal documentation and court approval.
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
20.Subsequent Events
Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.
Warrant Redemption
In January 2025, the Company provided notice to the registered holders of its outstanding Warrants that the Company will redeem the Warrants at a redemption price of $0.10 per Warrant at 5:00 p.m. New York City time on February 24, 2025 (the “Redemption Date”). In connection with the redemption, Warrant holders were entitled to exercise their Warrants until 5:00 p.m., New York City time on the Redemption Date, either (i) for cash, at an exercise price of $11.50 per share of common stock; or (ii) on a “cashless basis” in which case, the holder would receive 0.361 shares of common stock per Warrant, which number was determined in accordance with the terms of the Warrant Agreement and based on the Redemption Date and the volume-weighted average price of the common stock for the ten trading days immediately following the date on which the notice of redemption was sent to registered holders of outstanding Warrants.
Subsequent to the Company's announcement that it would redeem all of the outstanding Warrants, and prior to the conclusion of the redemption notice period at 5:00 p.m. New York City time on the Redemption Date, an aggregate of: (i) 9,469,634 Warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of common stock; and (ii) 27,315,105 Warrants were exercised for an aggregate of 27,315,105 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $314,124. At the conclusion of the redemption notice period on the Redemption Date, the remaining 575,086 Warrants issued and outstanding were redeemed at a price of $0.10 per Warrant for aggregate cash payment from the Company of $58. The Public Warrants were delisted from the New York Stock Exchange (“NYSE”) pursuant to a Form 25 filed on February 24, 2025 by the NYSE.
Leases
In January 2025, the Company signed a lease and took possession of an office space in New York. The lease has an initial term of 12 months, which the Company has the option to extend for an additional one-year period. The Company exercised the option to extend in January 2025. The initial base rent is $27 per month ($329 annually) and the base rent will escalate by 5% per annum.
In February, 2025, the Company signed a lease in Palo Alto. The lease has an initial term of 24 months. The initial base rent is $47 per month and the base rent will escalate by 3% per annum.
Market Condition Awards
In February 2025, the Company granted RSUs to certain executives upon the achievement of a certain market capitalization threshold. Upon achievement of that market capitalization threshold, the Company granted an aggregate of 228,785 fully vested RSUs to the executives with a total fair value of $4,173.
Stock Repurchase Program
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500,000 of shares of the Company’s common stock for the period from March 7, 2025 to March 6, 2027. The stock repurchase program does not obligate the Company to repurchase a minimum amount of shares. Under the program, shares of the Company's common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The amount and timing of any repurchases will depend on a number of factors including the price and availability of the Company's common stock, trading volume and general market conditions.

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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level, as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 as required by Rule 13(a)-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Remediation of Previously Disclosed Material Weakness
As previously disclosed, we had a material weakness related to our payroll processes, specifically, controls related to the review and approval of changes within our human resources information system, the reconciliation of these changes to our payroll systems, and accruing adequately for one-time payroll payments in our general ledger system, as of December 31, 2023. During 2024, management designed and implemented internal controls and procedures with respect to our payroll processes including additional review and approval of compensation changes, automated notification, and configuration within the human resources system to document and approve changes. In addition, all compensation changes within the human resources system are reviewed manually on a bi-weekly basis.
As a result of the remediation steps, our management has concluded that the material weakness related to our payroll processes as described above, has been remediated as of December 31, 2024.
Changes in Internal Control over Financial Reporting
Other than the remediation of the previously disclosed material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)

during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Item 9B. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Vandana Mehta-Krantz, Chief Financial Officer	Termination	12/03/2024(4)	X		100,000	11/12/2025
Vandana Mehta-Krantz, Chief Financial Officer	Adoption	12/10/2024	X		43,565	3/31/2026

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)	Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold was dependent on the satisfaction of certain conditions as set forth in the written plan.
(4)	Represents the termination of a written plan originally adopted on August 13, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.
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
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

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

3.Exhibits
     The exhibits filed as part of the Annual Report on Form 10-K are listed in Item 15(b).
(b)    Exhibits.
     The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
2.1†**	Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub LLC and Grindr Group LLC, dated May 9, 2022.	Form 8-K	001-39714	2.1	November 23, 2022
2.2**	First Amendment to the Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub II LLC and Grindr Group LLC, dated October 5, 2022.	Form 8-K	001-39714	2.2	November 23, 2022
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
4.1**	Specimen Common Stock Certificate of Grindr Inc.	Form 8-K	001-39714	4.1	November 23, 2022
4.2*	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.
10.1**	Amended and Restated Registration Rights Agreement by and among Grindr Inc., Tiga Sponsor LLC and certain existing and new stockholders of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	10.1	November 23, 2022
10.2**	Form of Indemnification Agreement of Grindr Inc.	Form 8-K	001-39714	10.2	November 23, 2022
10.3**#	Grindr Inc. Amended and Restated 2022 Equity Incentive Plan and forms of award agreement thereunder.	Form 8-K	001-39714	10.1	July 25, 2024

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
10.4**	Credit Agreement, among Grindr Capital LLC, Grindr Inc., the other parent guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank, dated as of November 28, 2023.	Form 8-K	001-39714	10.1	November 29, 2023
10.5**#	Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan and forms of award agreement thereunder.	Form S-1/A	333-268782	10.13	February 9, 2023
10.6**#	Offer Letter by and between Grindr Group LLC and G. Raymond Zage, III, dated November 15, 2022.	Form 10-K	001-39714	10.15	March 17, 2023
10.7**#	Offer Letter by and between Grindr Group LLC and J. Michael Gearon, Jr., dated November 15, 2022.	Form 10-K	001-39714	10.16	March 17, 2023
10.8**#	Offer Letter by and between Grindr Group LLC and James Fu Bin Lu, dated November 15, 2022.	Form 10-K	001-39714	10.17	March 17, 2023
10.9**#	Offer Letter by and between Grindr Group LLC and Nathan Richardson, dated April 24, 2022.	Form 10-K	001-39714	10.18	March 17, 2023
10.10**#	Offer Letter by and between Grindr Group LLC and Daniel Brooks Baer, dated April 26, 2022.	Form 10-K	001-39714	10.19	March 17, 2023
10.11**#	Offer Letter by and between Grindr Group LLC and Meghan Stabler, dated April 25, 2022.	Form 10-K	001-39714	10.20	March 17, 2023
10.12**#	Offer Letter by and between Grindr Group LLC and Gary Horowitz, dated April 26, 2022.	Form 10-K	001-39714	10.21	March 17, 2023
10.13**#	Employment Agreement by and between Grindr LLC and George Arison, dated April 27, 2022.	Form 10-K	001-39714	10.23	March 17, 2023
10.14**#	Employment Agreement by and between Grindr LLC and Vandana Mehta-Krantz, dated August 26, 2022.	Form 10-K	001-39714	10.22	March 17, 2023
10.15**#	Amendment to Employment Agreement by and between Grindr Inc. and Vandana Mehta-Krantz, dated November 29, 2023.	Form 10-K	001-39714	10.27	March 11, 2024
10.16*#	Offer Letter by and between Grindr LLC and Austin “AJ” Balance, dated November 22, 2021, as supplemented on December 21, 2023, and October 29, 2024.
19.1*	Insider Trading Policy.
21.1**	List of Subsidiaries.	Form 10-K/A	001-39714	21.1	April 29, 2024

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Incentive Compensation Recoupment Policy	Form 10-K	001-39714	97.1	March 11, 2024
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on March 7, 2025.

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

Signature	Title	Date

/s/ George Arison	Chief Executive Officer and Director	March 7, 2025
George Arison	(Principal Executive Officer)

/s/ Vandana Mehta-Krantz	Chief Financial Officer	March 7, 2025
Vandana Mehta-Krantz	(Principal Financial Officer)

/s/ Daniel Weinstein	Chief Accounting Officer	March 7, 2025
Daniel Weinstein	(Principal Accounting Officer)

/s/ James Fu Bin Lu	Chairperson of the Board	March 7, 2025
James Fu Bin Lu

/s/ J. Michael Gearon, Jr.	Director	March 7, 2025
J. Michael Gearon, Jr.

/s/ Nathan Richardson	Director	March 7, 2025
Nathan Richardson

/s/ Daniel Brooks Baer	Director	March 7, 2025
Daniel Brooks Baer

/s/ Gary I. Horowitz	Director	March 7, 2025
Gary I. Horowitz

/s/ Meghan Stabler	Director	March 7, 2025
Meghan Stabler