Form 10-K/A
period 2024-12-31
Grindr Inc.
filed 2025-04-30
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
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
The registrant had 195,857,078 shares of common stock outstanding as of April 25, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”), on March 7, 2024 (the “2024 Form 10‑K”). As we do not intend to file a definitive proxy statement for our 2025 annual stockholder meeting within 120 days of the end of our fiscal year ended December 31, 2024, we are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include in Part III the information that was not included in the 2024 Form 10-K. This Amendment amends the cover page, Items 10 through 14 of Part III, and Item 15 of Part IV of the 2024 Form 10‑K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Except as described above, this Amendment does not amend, modify or update the other disclosures in the 2024 Form 10‑K. The 2024 Form 10-K continues to speak as of the date of the 2024 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2024 Form 10-K. This Amendment should be read in conjunction with the 2024 Form 10‑K and with our other filings with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Amendment and the 2024 Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs, current expectations or projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipates,” “approximately,” “believes,” “continues,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will” or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this Amendment and the 2024 Form 10-K reflect our current views about our business and future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause actual results to differ materially from those expressed in any forward-looking statement. There are no guarantees that any transactions or events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements:
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A of the 2024 Form 10-K. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

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
Unless the context indicates otherwise, references in this Amendment and the 2024 Form 10-K to the “Company,” “Grindr,” “we,” “us,” “our,” and similar terms refer to Grindr Inc. (f/k/a Tiga Acquisition Corp.) and its consolidated subsidiaries (including Legacy Grindr). References to “Tiga” refer to the predecessor company prior to Closing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Background of Directors
Our business affairs are managed under the direction of our board of directors, which is currently composed of eight members. Six of our directors are independent within the meaning of the listing standards of the New York Stock Exchange (the “NYSE”). Our directors serve for one-year terms until the next annual meeting of stockholders, and until their respective successors are duly elected and qualified or until their earlier resignation or removal.
The following descriptions present information, as of April 1, 2025, about our directors.

Name	Age	Position
James Fu Bin Lu	43	Chairperson, Director
George Arison	47	Chief Executive Officer, Director
Daniel Brooks Baer	48	Director
J. Michael Gearon, Jr.	60	Director
Gary I. Horowitz	68	Director
Nathan Richardson	54	Director
Meghan Stabler	61	Director
G. Raymond Zage, III	55	Director
James Fu Bin Lu. Mr. Lu has served as the Chairperson of the board of directors since November 2022. Mr. Lu previously served as Legacy Grindr’s Chairperson from June 2020 to November 2022. Mr. Lu served as a Director, the Chairman and the Chief Executive Officer of Life Concepts Holdings Limited, an investment company mainly engaged in restaurant operations, from October 2018 to June 2023. Mr. Lu has also served as a Director of Fusion Media Limited, an Internet publishing company, since February 2021; a Director of Global Commerce Technology Limited, a software development company, since February 2022; and a Director of TuSimple Holdings, Inc., an autonomous trucking company, since December 2022. Mr. Lu has also served as a managing partner and co-founder of Joffre Capital, a private equity firm, since 2018. Mr. Lu previously served as the Global Head of Amazon Marketing Services (now Amazon Advertising), the advertising branch of Amazon.com, Inc., a technology company that focuses on e-commerce, cloud computing, and digital streaming company, from 2011 to 2015; and served as the Vice President of content ecosystems at Baidu, Inc., a technology company specializing in Internet-related services and products and artificial intelligence, from 2015 to 2017. In 2006, Mr. Lu founded Yoolin, a social network, and served as its Chief Executive Officer from 2006 to 2007. Mr. Lu was a founding member and the director of product management at Chegg, Inc., a textbook rental company, from 2007 to 2011. Mr. Lu received master’s degrees in Electrical Engineering and Computer Science, and graduated summa cum laude, from the University of Michigan. We believe Mr. Lu’s business experience, technical knowledge and experience in the social network industry qualify him to serve as our Chairperson and a member of the board of directors.
George Arison. Mr. Arison has served as our Chief Executive Officer and director since November 2022, and previously served as the Chief Executive Officer of Legacy Grindr from October 2022 to November 2022. Mr. Arison previously served as Founder and Chief Executive Officer of Shift Technologies, Inc. (Nasdaq: SFT) from December 2013 to September 2022, and he continued to serve as a member on the board of directors until August 2023. In 2018, Mr. Arison conceived and created Pulsar AI, an artificial intelligence platform for auto sales, which was acquired by Impel. Prior to that, he served in various positions at Alphabet Inc. (Nasdaq: GOOG) from 2010 to 2013. From 2007 to 2010, Mr. Arison served as co-founder of Taxi Magic (now known as Curb, acquired by Verifone), an on-demand ground travel tool and one of the earliest native mobile app technologies. From 2005 to 2007, he worked for Boston Consulting Group. Prior to his business career, Mr. Arison was a policy analyst and ran a political campaign in Georgia, the country of his birth, about which he wrote Democracy and Autocracy in Eurasia: Georgia in Transition. Mr. Arison received a bachelor’s degree from Middlebury College. Since joining Grindr, Mr. Arison has overseen our successful transition to a public company, posting significant growth, profitability, and driving product innovation. We believe that Mr. Arison’s deep experience in marketplaces and AI, extensive leadership experience overseeing the transformation of our company into the Global Gayborhood in Your PocketTM, together with his corporate expertise as the Chief Executive Officer, qualify him to serve as our Chief Executive Officer and a member of the board of directors.

Daniel Brooks Baer. Mr. Baer has served as a member of the board of directors since November 2022. Mr. Baer is a senior vice president for policy research at the Carnegie Endowment for International Peace, which he joined in January 2020. He was Executive Director of the Colorado Department of Higher Education from May 2018 to February 2019. He previously served as the United States Ambassador to the Organization for Security and Co-operation in Europe from September 2013 to January 2017. Prior to that, he served as the Deputy Assistant Secretary of State for the Bureau of Democracy, Human Rights, and Labor from 2009 to 2013. Prior to that, he was an Assistant Professor of Strategy, Economics, Ethics and Public Policy at the McDonough School of Business at Georgetown University from 2008 to 2009. He was also a Faculty Fellow at Harvard University’s Safra Center for Ethics. Prior to that, he was a project leader at Boston Consulting Group, a management consulting firm, from 2004 to 2007. Mr. Baer received a Bachelor of Arts degree in Social Studies and African American Studies from Harvard University. He was also a Marshall Scholar at Oxford University, where he earned a master’s degree and doctoral degree in International Relations. We believe Mr. Baer’s political and educational experiences qualify him to serve as a member of the board of directors.
J. Michael Gearon, Jr. Mr. Gearon has served as a member of the board of directors since November 2022. Mr. Gearon is the Chairman and Chief Executive Officer of 28th Street Ventures, LLC, a family office based in Atlanta which he founded in 2007. A pioneer in the cell tower industry, Mr. Gearon has established six successful businesses across six countries over 30 years, spanning four continents. His roles have included Chairman of Pan Asia Tower, a wireless communications and broadcast infrastructure company, from 2013 to November 2019; and Chairman Advisor of PT Serana Menara Nusantara Tbk, the largest cell tower company in Indonesia, from 2007 to 2016. Prior to these roles, he served as Vice Chairman of American Tower Corp. from 2002 to 2007 and was on its board of directors from 1998 to 2003, following the sale of his business, Gearon & Co., to American Tower. Beyond telecommunications, Mr. Gearon has also made significant contributions in the sports industry. He was part owner of the Atlanta Hawks from 2004 through 2023, serving as Governor from 2005 to 2009 and as co-managing partner and board member from 2004 to 2015. He also co-owned the Atlanta Thrashers from 2003 to 2010. His achievements in business were recognized when he was named Ernst & Young Entrepreneur of the Year in 1997. Mr. Gearon received a bachelor’s degree, cum laude, in Inter-Disciplinary Studies from Georgia State University. We believe Mr. Gearon’s extensive experience in the technology industry and his experience as an executive and director qualify him to serve as a member of the board of directors.
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
Meghan Stabler. Ms. Stabler has served as a member of the board of directors since November 2022. Ms. Stabler was Chief Marketing Officer at ThriveCart, a leading no-code sales platform for digital course creators, coaches, entrepreneurs and online businesses, from September 2024. Previously, she was the Senior Vice President of Global Marketing at BigCommerce Pty Ltd. (Nasdaq: BIGC), a leading software-as-a-service (SaaS) ecommerce platform, from March 2022 through August 2024, and was previously the Vice President of Global Product Marketing, Communications and International Marketing from December 2018 to March 2022. Prior to that, she held various executive roles at CA

Technologies, a Broadcom company, from 2010 to November 2018. She was also a Vice President of Product Management and Marketing for BMC Software, Inc., an information technology services and consulting company, from 2003 to 2010. Ms. Stabler has been a board member of Kaleido Health Solutions, Inc., a mobile Health/Telehealth application development company, since January 2021. Ms. Stabler has also been a member of the board of directors for the Democratic Majority for Israel, an advocacy group, since January 2019, and has been a member of the board of directors of Planned Parenthood Federation of America, a nonprofit organization that provides reproductive healthcare, since May 2019. She has also been a Super Delegate Appointed Platform Committee member and Party Leader and Elected Official for the Democratic National Committee since January 2020. She was a board member of Lambda Legal, a civil rights organization, from March 2021 to December 2021. Ms. Stabler previously served on the Board of Advisors of Segall Bryant & Hamill, an investment firm, from 2014 to February 2020. She was also a member on the board of directors for the Human Rights Campaign, an LGBTQ advocacy group and political lobbying organization, from 2009 to October 2017, and also served on the National Business Advisory Council for the Human Rights Campaign from 2008 to April 2020. Ms. Stabler was also a member on the board of directors of Athlete Ally, a nonprofit LGBTQ athletic advocacy group, from 2015 to January 2017. She was a member of the board of directors of the AIDS Foundation Houston, Inc., a nonprofit organization, from 2007 to 2011. She was also an advisory member to President Obama’s National LGBT Policy Committee from 2008 to 2016. We believe Ms. Stabler’s business and marketing expertise, her LGBTQ advocacy experiences, and her prior service as a director qualify her to serve as a member of the board of directors.
G. Raymond Zage, III. Mr. Zage has served as a member of our board of directors since November 2022. Mr. Zage has served as the Chief Executive Officer of Tiga Investments Pte. Ltd. since November 2017 and was a founder and previously served as a director, Chief Executive Officer, and Chairman of Tiga Acquisition Corp. from July 2020 to November 2022. In April 2021, he also joined the board of directors of EDBI Pte Ltd, independent equity investment arm of Singapore’s Economic Development Board, and in April 2025 changed his role to Senior Advisor. Prior to August 2018, Mr. Zage was managing director and Chief Executive Officer of Farallon Capital Asia Pte Ltd, which invests capital on behalf of Farallon Capital Management LLC, where he was a partner. Mr. Zage joined Farallon Capital Management LLC in March 2000 and in 2002 set up and ran Farallon Capital Asia Pte Ltd (also previously known as Noonday Asset Management Asia Pte Ltd). Prior to joining Farallon, Mr. Zage was a Vice President at Goldman Sachs (Singapore) Pte Ltd in the Investment Banking Division having also worked for Goldman Sachs in New York and Los Angeles. Mr. Zage continues to serve as a part-time senior advisor at Farallon and he is also a member of the board of directors of Whitehaven Coal Limited (ASX: WHC.AX) as well as a member of the Board of Commissioners of PT Lippo Karawaci Tbk. Mr. Zage received his Bachelor of Science degree in Finance and Accounting from the University of Illinois, Urbana-Champaign in 1992. Mr. Zage’s qualifications to serve on our board include three decades of investment experience in public and private debt, public and private equity, and real estate across a wide variety of industries and geographies, and his strategic vision and experience as a board member of public and private companies in a wide variety of industries. Mr. Zage provides high-value added services to the board of directors and has sufficient time to focus on our business.

Background of Executive Officers
The following descriptions present information, as of April 1, 2025, about our executive officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
George Arison	47	Chief Executive Officer, Director
Vandana Mehta-Krantz	57	Chief Financial Officer
Austin “AJ” Balance	38	Chief Product Officer
Zachary Katz	47	General Counsel and Head of Global Affairs
Please see the description of Mr. Arison’s background under “─ Background of Directors” above.
Vandana Mehta-Krantz. Ms. Mehta-Krantz has served as our Chief Financial Officer since November 2022, and served as the Chief Financial Officer of Legacy Grindr from September 2022 to November 2022. Prior to joining Legacy Grindr, Ms. Mehta-Krantz was the Chief Financial Officer of Passport Labs, Inc., a transportation software and payments company, from August 2021 to August 2022. Ms. Mehta-Krantz served as the Chief Financial Officer of Masterclass (Yanka Industries, Inc.), an e-learning streaming platform, from December 2020 to September 2021. From September 2017 to September 2020, Ms. Mehta-Krantz was the Chief Financial Officer of Disney Streaming Services, a media company, during the preparation and successful launch of the highly anticipated Disney+ video streaming business. In that role, Ms. Mehta-Krantz was responsible for scaling the technology and business functions globally, implementing the systems and processes to handle the new business line, planning and forecasting subscriber counts and financial results by country, as well as developing and publishing the operating metrics to run the business. Ms. Mehta-Krantz was also the Chief Financial Officer and a board member for Bamtech Media, a media company, which launched ESPN+, from September 2017 to August 2020. Previously, Ms. Mehta-Krantz held three different divisional chief financial officer roles at Thomson Reuters, a media company, from 2007 to 2016, including the Chief Financial Officer of Reuters Media, the Chief Financial Officer of Institutional Equities, and the Chief Financial Officer of the Wealth Management division. Prior to 2007, Ms. Mehta-Krantz held positions at PricewaterhouseCoopers, Merrill Lynch, Morgan Stanley and Credit Suisse. Ms. Mehta-Krantz also serves on the board of advisors of Tech:NYC. Ms. Mehta-Krantz was an independent director of Skillz Inc. from October 2020 through March 2023. She has also served as a non-executive member of the board of Bungalow Living, Inc. since October 2021. Ms. Mehta-Krantz qualified for the Chartered Accountancy designation in Canada in 1990 and the Chartered Financial Analyst designation in 1997. Ms. Mehta-Krantz received a bachelor’s degree in mathematics from the University of Waterloo in Canada.
Austin “AJ” Balance. Mr. Balance has served as our Chief Product Officer since November 2022 and served as the Chief Product Officer of Legacy Grindr from December 2021 to November 2022. Prior to joining Legacy Grindr, Mr. Balance was the lead product manager of the Driving Team at Uber Technologies, Inc., where he worked from September 2016 to December 2019, and the co-Founder and Chief Executive Officer of Dispatcher, Inc., a logistics technology platform for long-haul truckers and freight shippers, from November 2013 to August 2016. Prior to that, Mr. Balance was a product manager at Gigwalk, a software solutions company, from 2011 to 2013 and an analyst in corporate strategy and business development at The Walt Disney Company, a multinational entertainment and media conglomerate, from 2009 to 2011. Mr. Balance received an MBA from the Stanford Graduate School of Business and a bachelor’s degree from Stanford University.
Zachary Katz. Mr. Katz has served as our General Counsel & Head of Global Affairs since September 2023, responsible for our Legal, Privacy, Government Affairs, and Grindr for Equality functions. From 2014 to September 2023 Mr. Katz held several executive roles including Chief Legal & Corporate Affairs Officer at education technology leader Age of Learning, Inc. At Age of Learning he oversaw legal, privacy, government affairs, partnerships, communications, research, and the company’s joint venture with Rakuten in Japan. Mr. Katz served in the Obama Administration from 2009 to 2013, including as Chief of Staff and Chief Counsel of the Federal Communications Commission, overseeing agency strategy and operations on behalf of the Chairman, after serving in the White House Counsel’s Office. He was previously an attorney at the law firm of Munger, Tolles & Olson and clerked on the U.S. Court of Appeals for the Ninth Circuit. From 1999 to 2002 he worked at a Silicon Valley strategy consulting and venture capital firm. Mr. Katz received a J.D. from Yale Law School, where he was elected Editor-in-Chief of The Yale Law Journal and served on the board of The Yale Law Journal Company, Inc., and a bachelor’s degree from Yale College, magna cum laude, in History of Science.

Board Diversity
Our board of directors is one of the most diverse in terms of LGBTQ representation. Our board includes four gay men and one trans lesbian, bringing diverse worldviews and a shared commitment to Grindr’s success and to continued LGBTQ representation in our board governance.
Board Leadership Structure
We believe that all members of our board of directors should have a voice in the affairs and the management of Grindr. The board of directors believes that our stockholders are best served at this time by having an independent Chairperson, who is an integral part of our board of directors structure. Mr. Lu has served as Chairperson of our board of directors since the closing of the Business Combination in November 2022, and previously served as the Chairperson of Legacy Grindr from June 2020 to November 2022. Mr. Lu brings considerable skills and experience, as described above, to the role. While our Chief Executive Officer maintains primary responsibility for preparing the agendas for meetings of our board of directors, our Chairperson has significant responsibilities, which are set forth in our bylaws, and include, in part:
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
Role of the Board of Directors in Risk Oversight
One of the key functions of the board of directors is informed oversight of our risk management process. The board of directors does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through our board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. Our board of directors and its committees consider specific risk topics, including risks associated with our strategic plan, business operations, capital structure, information technology, data privacy, cybersecurity, and artificial intelligence and machine learning. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the board of directors as quickly as possible.
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
Family Relationships
There are no family relationships among any of our directors or executive officers.
Director Independence
As required under the NYSE listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of the director’s family members, and the Company, its senior management and its independent auditors, the board of directors has affirmatively determined that the following directors are independent directors within the meaning of the applicable NYSE listing standards: James Fu Bin Lu, Daniel Brooks Baer, J. Michael Gearon Jr., Gary I. Horowitz, Meghan Stabler, and Nathan Richardson. The board of directors also affirmatively determined that our former director, Maggie Lower, qualified as an independent director within the meaning of the applicable NYSE listing standards during the period of 2024 that she served on our board of directors. In making these determinations, the board of directors found that none of these directors had a material or other disqualifying relationship with the Company.
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
The board held six meetings in 2024. Also in 2024, (a) the audit committee held four meetings, (b) the compensation committee held four meetings, (c) the nominating and corporate governance committee held one meeting, and (d) the privacy and trust committee held two meetings.
Our Corporate Governance Guidelines provide that the board will periodically meet in executive session without management in attendance. A non-management director presides at each executive session.

Committees of the Board of Directors
We have a standing audit committee, compensation committee, nominating and corporate governance committee, and privacy and trust committee. In addition, from time to time, special committees may be established under the direction of the board of directors when the board deems it necessary or advisable to address specific issues. The following table provides membership as of December 31, 2024:

Name	Audit	Compensation	Nominating and Corporate Governance	Privacy and Trust
James Fu Bin Lu		X	X*
George Arison
Daniel Brooks Baer				X*
J. Michael Gearon, Jr.		X*	X**
Gary I. Horowitz	X
Nathan Richardson	X*	X		X**
Meghan Stabler	X			X
G. Raymond Zage, III
* Committee chair
** Joined committee as of July 19, 2024
Copies of our committee charters are posted on our website, investors.grindr.com, as required by applicable SEC and NYSE rules. The information on or available through any such website is not deemed incorporated in this Amendment and does not form part of this Amendment or the 2024 Form 10-K.
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
Compensation Committee
Our compensation committee consists of J. Michael Gearon, Jr., James Fu Bin Lu, and Nathan Richardson. The chair of the compensation committee is J. Michael Gearon, Jr. Our board of directors has determined that each member of the compensation committee is independent under the NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has adopted a written compensation committee charter that is available to stockholders on our website at investors.grindr.com.
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
Compensation Committee Processes and Procedures
The compensation committee meets at least annually and with greater frequency as necessary. The compensation committee also may act periodically by unanimous written consent in lieu of a formal meeting. In addition, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. The charter of the compensation committee grants the compensation committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the compensation committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the compensation committee considers necessary or appropriate in the performance of its duties. The compensation committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the compensation committee. In particular, the compensation committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the compensation committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and NYSE, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

Privacy and Trust Committee
The privacy and trust committee consists of Daniel Brooks Baer, Nathan Richardson, and Meghan Stabler. The chair of the privacy and trust committee is Daniel Brooks Baer. Our board of directors has determined that each member of the privacy and trust committee is independent under the NYSE listing standards. Our board of directors has adopted a written privacy and trust committee charter that is available to stockholders on the Company’s website at investors.grindr.com.
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of James Fu Bin Lu and J. Michael Gearon, Jr. The chair of the nominating and corporate governance committee is James Fu Bin Lu. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the NYSE listing standards. Our board of directors has adopted a written nominating and corporate governance committee charter that is available to stockholders on the Company’s website at investors.grindr.com.
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
Insider Trading Policy
We have an insider trading policy (our “Insider Trading Policy”) and procedures that govern the purchase, sale, and other dispositions of our securities by our directors, officers, and employees. We believe our Insider Trading Policy and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and applicable listing standards. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading. A copy of our insider trading policy is filed as Exhibit 19.1 to our 2024 Form 10‑K.
Hedging Policy
Pursuant to our Insider Trading Policy, which applies to all directors, officers, and other employees of our Company, hedging transactions, such as prepaid variable forward contracts, equity swaps, collars and exchange funds, or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of Company securities are discouraged. Our Insider Trading Policy requires that any hedging or similar arrangement proposed by any director, officer or other employee must be pre-cleared in advance by the Company’s Head of Legal Department or such officer’s designee. Our Insider Trading Policy also prohibits directors, officers and employees from trading in derivative securities related to our common stock, which include publicly-traded call and put options, (other than warrants issued by us) unless such person has obtained pre-clearance from our Head of Legal Department or such officer’s designee. In addition, all directors, executive officers and other specified employees are prohibited from holding Company securities in a margin account or otherwise pledging our securities as collateral for a loan, unless such person has obtained pre-clearance from our Head of Legal Department or such officer’s designee.
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
Based solely upon a review of the Section 16(a) reports furnished to us, along with written representations from our executive officers and directors, we believe that all required reports were timely filed during 2024, except for the following Form 4s that were inadvertently filed late:
•one Form 4 for each of Daniel Brooks Baer, J. Michael Gearon, Jr., Gary I Horowitz, James Fu Bin Lu, Nathan Richardson, Meghan Stabler, and G. Raymond Zage III reporting their annual non-employee director equity awards, as a result of which one transaction for each non-employee director was not reported on a timely basis;

•one Form 4 for each of George Arison, AJ Balance, and Zachary Katz, as a result of which receipt of one restricted stock unit award by each of Messrs. Arison, Balance, and Katz, respectively, was not reported on a timely basis; and
•two Form 4s for Kye Chen, who served as our Chief Accounting Officer until November 2024, as a result of which receipt of one restricted stock unit award by her and one transaction involving the withholding of common stock to satisfy tax obligations upon settlement of restricted stock units were not reported on a timely basis.
Item 11. Executive Compensation
We are eligible, and have chosen, to comply with the scaled executive and director compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.
Director Compensation
We have a non-employee director compensation policy (the “Director Compensation Policy”) pursuant to which our non-employee directors are eligible to receive annual equity awards and annual cash compensation for service on our board of directors and committees of our board of directors. The board of directors expects to review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors. The compensation committee has the authority to engage a consulting firm to evaluate director compensation.
Non-Employee Director Annual Cash Retainers
Under the Director Compensation Policy, our non-employee directors are eligible to receive the following cash retainers (as applicable) for their service on our board of directors and its standing committees.

Position	Annual Cash Retainers ($)(1)
Non-Employee Member of the Board	20,000
Audit Committee Chair	9,000
Other Audit Committee Member	4,000
Compensation Committee Chair	5,000
Other Compensation Committee Member	—
Nominating and Corporate Governance Committee Chair	5,000
Other Nominating and Corporate Governance Committee Member	—
Privacy and Trust Committee Chair	5,000
Other Privacy and Trust Committee Member	—
(1)Annual cash retainers are paid quarterly in arrears on a fiscal year basis.
Directors were not entitled to receive attendance fees for any meetings of the board of directors, its committees, or (except as noted above with respect to the audit committee) for serving as non-chair members of the committees of the board of directors.
Non-Employee Director Annual Equity Awards
Under the Director Compensation Policy, on the date of each annual stockholder meeting of the Company, each non-employee director who continues as a non-employee director following the annual meeting automatically receives the following annual awards of restricted stock units (“RSUs”) under our Amended and Restated 2022 Equity Incentive Plan (“2022 Plan”) for their service on the board of directors and its standing committees (as applicable).

Position	Annual RSU Awards($)(1)
Non-Employee Member of the Board	80,000
Audit Committee Chair	36,000
Other Audit Committee Member	16,000
Compensation Committee Chair	20,000
Other Compensation Committee Member	—
Nominating and Corporate Governance Committee Chair	20,000
Other Nominating and Corporate Governance Committee Member	—
Privacy and Trust Committee Chair	20,000
Other Privacy and Trust Committee Member	—
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
2024 Non-Employee Director Compensation Table
The table below summarizes the compensation paid to our non-employee directors during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
James Fu Bin Lu	25,000	101,394	126,394
Daniel Brooks Baer(4)	50,000	101,394	151,394
J. Michael Gearon, Jr.	25,000	101,394	126,394
Gary I. Horowitz(4)	49,000	97,341	146,341
Maggie Lower(5)	9,945	—	9,945
Nathan Richardson(4)	54,000	117,618	171,618
Meghan Stabler(4)	49,000	97,341	146,341
G. Raymond Zage, III	20,000	81,117	101,117
(1)Consist of annual retainer fees, as described above.
(2)Reflects the aggregate grant date fair value of any RSUs granted, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of this amount are included in Note 14. Stock-based Compensation to the Consolidated Financial Statements included in the 2024 Form 10‑K. This amount does not reflect the actual economic value that will ultimately be realized by each director.
(3)The number of shares underlying outstanding stock awards, consisting of RSUs, held as of December 31, 2024, by each non-employee director serving as of such date is set forth below.

Name	Aggregate Number of Shares Underlying Outstanding RSUs
James Fu Bin Lu	6,567
Daniel Brooks Baer	6,567
J. Michael Gearon, Jr.	6,305
Gary I. Horowitz	6,567
Nathan Richardson	7,618
Meghan Stabler	6,305
G. Raymond Zage, III	5,254
(4)In connection with consideration of the redemption of the Company’s outstanding warrants, which was completed on February 24, 2025, and discussed in the 2024 Form 10‑K, a special committee of the board of directors was formed to consider the redemption. Messrs. Baer, Horowitz, and Richardson, and Ms. Stabler are the members of this special committee. On October 24, 2024, following a recommendation by our compensation committee, our board of directors approved additional compensation of $25,000 in cash for members of this special committee.
(5)Maggie Lower served on our board of directors until July 19, 2024.
Executive Compensation
For the year ended December 31, 2024, our named executive officers consisted of the following three executive officers:
•George Arison, Chief Executive Officer and director;
•Austin “AJ” Balance, Chief Product Officer; and
•Zachary Katz, General Counsel and Head of Global Affairs
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Non-Equity Incentive Plan Compensation(2)		Other(3)	Total
George Arison Chief Executive Officer	2024	$1,000,000	$1,350,000	(4)	$2,667,047	(5)	$1,500,000		$20,700	$6,537,747
	2023	$1,000,000	$846,000	(6)	$2,350,073	(7)	$1,300,000	(6)	$22,500	$5,518,573
Austin “AJ” Balance Chief Product Officer	2024	$410,000	$260,325	(8)	$5,254,676	(9)	$338,250		$2,747	$6,265,998
	2023	$377,917	$300,000	(10)	$4,440,873	(11)	$270,210	(10)	$—	$5,389,000
Zachary Katz General Counsel & Head of Global Affairs	2024	$440,000	$276,000	(12)	$3,722,276	(13)	$330,000		$14,761	$4,783,037

(1)The amounts reported in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the grant date fair value of each RSU award granted (or deemed granted) during the fiscal year ended December 31, 2023 and 2024, computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSU awards reported in this column are set forth in the notes to our audited consolidated financial statements included in Note 14 to the financial statements included in the 2024 Form 10-K.
(2)The amounts reported consist of standard bonus amounts earned based on the achievement of Company performance goals under the 2024 bonus plan framework approved by the compensation committee in March 2024 and under the 2023 bonus plan framework approved by the compensation committee in May 2023, as amended in December 2023. For further information, please refer to the sections titled “Narrative to Summary Compensation Table — Cash Bonuses and Non-Equity Incentive Plan Compensation.”
(3)The amounts reported consist of (a) company 401(k) matching contributions, including contributions of $14,064 for Mr. Katz in 2024; and (b) only with respect to Messrs. Balance and Katz, tax gross-up payments made in connection with a company-wide cash bonus payment of $1,000 received by each of them in 2024.
(4)The amount reported includes a $1,350,000 incremental cash bonus awarded by the compensation committee in March 2025 based on individual performance during fiscal year 2024. For further information, please refer to the section titled “Narrative to Summary Compensation Table — Cash Bonuses and Non-Equity Incentive Plan Compensation.”
(5)The amount reported reflects the grant date fair value of an RSU award arrangement approved for Mr. Arison in March 2024 based on the achievement of certain key performance indicators (“KPIs”) for the performance period of fiscal year 2024. In March 2025, the compensation committee granted 176,159 fully vested RSUs to Mr. Arison based on the achievement of the KPIs established in March 2024.

(6)In 2023, Mr. Arison received (a) a $1,300,000 annual standard bonus amount earned based on the achievement of Company performance goals; and (b) a $846,000 cash bonus paid to Mr. Arison in 2023 equal to the shortfall between the amount Mr. Arison was entitled to receive as his 2022 annual cash bonus from his previous employer and the amount actually paid by his previous employer (pro-rated based on the number of days Mr. Arison was employed with his previous employer during the calendar year 2022), which Mr. Arison was entitled to pursuant to his employment agreement with us. The $1,300,000 bonus payment had been included in the “Bonus” column in our Annual Report on Form 10-K/A filed for the year ended December 31, 2023, and we have determined that such amount should instead be included in the “Non-Equity Incentive Plan Compensation” column above. The total amount of Mr. Arison’s compensation for 2023 remains unchanged. For further information, please refer to the section titled “Employment Arrangements with Named Executive Officers — George Arison.”
(7)The amount reported reflects the grant date fair value of an RSU award arrangement approved for Mr. Arison in December 2023 based on the achievement of certain KPIs for the performance period of fiscal year 2023. In March 2024, the compensation committee granted 247,898 fully vested RSUs to Mr. Arison based on the achievement of the KPIs established in December 2023.
(8)The amount reported includes (a) a $259,325 incremental cash bonus awarded by the compensation committee in March 2025 based on individual performance during fiscal year 2024; and (b) a company-wide cash bonus payment of $1,000 received in 2024. For further information, please refer to the section titled “Narrative to Summary Compensation Table — Cash Bonuses and Non-Equity Incentive Plan Compensation.”
(9)The amount reported includes the grant date fair value of 200,000 time-based RSUs that were granted to Mr. Balance on October 9, 2024. The amount also includes the grant date fair value of an RSU award arrangement approved for Mr. Balance in March 2024 based on the achievement of certain KPIs for the performance period of fiscal year 2024. In March 2025, the compensation committee granted 9,688 fully vested RSUs to Mr. Balance based on the achievement of the KPIs established in March 2024. The amount also includes the grant date fair value of the market capitalization RSU award arrangement approved for Mr. Balance in October 2024 in the event our daily average market capitalization exceeds $5 billion over a 90-trading day period. We deemed the grant date of the October 2024 market capitalization RSU award arrangement as October 9, 2024, in accordance with FASB ASC Topic 718. The amount reported for Mr. Balance’s October 2024 market capitalization RSU award arrangement reflects the deemed grant date fair value of the arrangement based on the probable outcome of the conditions as determined on the deemed grant date. Assuming the highest level of achievement under the November 2023 market capitalization RSU arrangement, the grant date fair value of the market capitalization RSU award arrangement would have been $2,554,000. No RSUs under the October 2024 market capitalization RSU arrangement have yet been granted to Mr. Balance.
(10)In 2023, Mr. Balance received (a) a $270,210 cash bonus based on the achievement of company performance goals; and (b) a $300,000 special cash bonus, in recognition of exceptional performance by Mr. Balance in 2023. The $270,210 bonus payment had been included in the “Bonus” column in our Annual Report on Form 10-K/A filed for the year ended December 31, 2023, and we have determined that such amount should instead be included in the “Non-Equity Incentive Plan Compensation” column above. The total amount of Mr. Balance’s compensation for 2023 remains unchanged.
(11)The amount reported includes the grant date fair value of 333,417 RSUs that were granted to Mr. Balance on November 29, 2023. The amount also includes the grant date fair value of the market capitalization RSU award arrangement approved for Mr. Balance in November 2023 in the event our daily average market capitalization exceeds certain thresholds. We deemed the grant date of the November 2023 market capitalization RSU award arrangement as November 29, 2023 in accordance with FASB ASC Topic 718. The amount reported for Mr. Balance’s November 2023 market capitalization RSU award arrangement reflects the deemed grant date fair value of the arrangement based on the probable outcome of the conditions as determined on the deemed grant date. Assuming the highest level of achievement under the November 2023 market capitalization RSU arrangement, the grant date fair value of the market capitalization RSU award arrangement would have been $4,100,000. 197,500 RSUs have been granted to Mr. Balance under the November 2023 market capitalization RSU arrangement.
(12)The amount reported includes (a) a $220,000 incremental cash bonus awarded by the compensation committee in March 2025 based on individual performance during fiscal year 2024; (b) a company-wide cash bonus payment of $1,000 received in 2024; and (c) a $55,000 sign-on bonus Mr. Katz earned in 2024 pursuant to the terms of his employment agreement with us. The sign-on bonus was paid in 2023 and is reported as part of Mr. Katz’s 2024 bonus income because Mr. Katz would have been required to return such amount if he voluntarily resigned without Good Reason or was terminated for Cause (as those terms are defined in his offer letter) before March 2024, which was six months after his start date. The total amount of Mr. Katz’s bonus payment was, therefore, earned in 2024 six months following his start date, once he could no longer be required to return any amount of his sign-on bonus to us.
(13)The amount reported reflects the grant date fair value of 280,000 RSUs that were granted to Mr. Katz on October 9, 2024.
Narrative to Summary Compensation Table
Base Salaries
The named executive officers receive annual base salaries to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.
Cash Bonuses and Non-Equity Incentive Plan Compensation
2024 Bonus Plan Compensation
In March 2024, the compensation committee approved a formulaic structure for bonus determinations for our named executive officers with respect to 2024. In accordance with this structure:
•Annual cash bonus payments for our named executive officers for 2024 were determined based on achievement of weighted metrics with respect to two corporate goals: 2024 Adjusted EBITDA margin of at least 40% and year-over-year revenue growth of at least 23%. Upon achievement of these corporate goals, the percentage of a named executive officer’s target bonus opportunity was adjusted based on the level of year-over-year revenue growth.
•In addition to achievement of these corporate goals, annual cash bonus payouts for each named executive officer for 2024 were subject to a performance adjustment (either up or down), determined by the compensation committee, based on a named executive officer’s respective individual contribution to the achievement of the corporate performance outcomes.
Mr. Arison’s target bonus opportunity for 2024 was equal to $1,000,000, as set forth in his employment agreement. The target bonus opportunities for Mr. Balance and Mr. Katz were equal to 55% and 50%, respectively, of their annual base salary for 2024.
In March 2025, the compensation committee determined the achievement of the applicable corporate performance goals established with respect to the 2024 bonus plan framework for our named executive officers. Based thereon and the adjustments made based on their individual performance, Mr. Arison, Mr. Balance, and Mr. Katz each received a cash bonus in the amount of $2,850,000, $597,575, and $550,000, respectively.
2024 Sign-on Bonus to Mr. Katz
In 2024, Mr. Katz earned a $55,000 sign-on bonus pursuant to the terms of his employment arrangement with us. The sign-on bonus was paid in 2023 and is reported as part of Mr. Katz’s 2024 bonus compensation because Mr. Katz would have been required to return such amount if he voluntarily resigned without Good Reason or was terminated for Cause (as those terms are defined in his offer letter with us) before March 2024, which was six months after his start date. The total amount of Mr. Katz’s bonus payment was, therefore, earned in 2024, six months following his start date, once he could no longer be required to return any amount of his sign-on bonus to us.
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
Key Performance Indicator RSU Arrangements
Key Performance Indicator (“KPI”) RSU arrangements were approved with respect to each of our named executive officers (with the exception of Mr. Katz) in March 2024. Pursuant to these arrangements, a named executive officer will be eligible to receive an award of fully vested RSUs for a pre-determined value if certain KPIs for the applicable fiscal year have been satisfied as determined by the board (or a committee thereof) in its sole discretion, subject to the named executive officer’s continuous service to the Company through the grant date of such award. The number of RSUs granted with respect to each award will be equal to the target RSU value earned for the applicable fiscal year divided by the average VWAP for the 90 trading days preceding the grant date. On March 7, 2025, the compensation committee certified achievement of the KPIs for 2024, and granted 176,159 and 9,688 fully vested RSUs respectively, to each of Mr. Arison and Mr. Balance pursuant to the KPI RSU arrangements. In addition, in recognition of his contributions to the Company’s performance in 2024, the compensation committee also granted to Mr. Katz 9,688 fully vested RSUs on March 7, 2025, pursuant to the same KPI performance framework.
RSU Awards to Mr. Balance
Based on its review of the performance of Mr. Balance, and to provide incentives that the compensation committee believes are appropriate to retain him over the long term and incentivize him to maximize stockholder value and achieve the Company’s corporate objectives, on November 29, 2023, the compensation committee granted Mr. Balance, under the 2022 Plan, an award of RSUs with respect to 333,417 shares of the Company’s common stock. The RSU award granted to Mr. Balance vests over approximately a five-year period, with 10% vesting on December 1, 2024, and the remaining amount vesting in substantially equal annual installments over the next four years. On October 9, 2024, to provide additional incentives that the compensation committee believes are appropriate to retain Mr. Balance over the long term and to further incentivize him to maximize stockholder value and achieve the Company’s corporate objectives, the compensation committee granted Mr. Balance a separate time-based award of RSUs under the 2022 Plan with respect to 200,000 shares of the Company’s common stock, which vests in full on November 11, 2028.
Each of the RSU awards will fully accelerate vesting upon the termination of Mr. Balance’s employment by us without cause or his resignation of employment with the Company for good reason, in either case, within 12 months following a change in control of the Company.

RSU Awards to Mr. Katz
On October 9, 2024, based on its review of the performance of Mr. Katz, and to provide incentives that the compensation committee believes are appropriate to retain Mr. Katz over the long term and incentivize him to maximize stockholder value and achieve the Company’s corporate objectives, the compensation committee granted Mr. Katz a time-based award of RSUs under the 2022 Plan with respect to 280,000 shares of the Company’s common stock. The RSU award granted to Mr. Katz vests over approximately a five-year period, with 20% vesting on November 11, 2025, and in equal annual installments thereafter over the next four years.
The RSU award will fully accelerate vesting upon the termination of Mr. Katz’s employment by us without cause or his resignation of employment with the Company for good reason, in either case, within 12 months following a change in control of the Company.
Market Capitalization RSU Arrangements with Mr. Arison
In accordance with the terms of our employment agreement with Mr. Arison, initially entered into on April 27, 2022 and as amended on March 18, 2025, in the event our daily average market capitalization over a 90-trading day period exceeds $5 billion (the “First CEO Threshold”), Mr. Arison will be granted a fully vested RSU award representing the right to receive a number of shares of common stock determined by dividing $20 million by the average VWAP for the 90-trading day period preceding achievement of the First CEO Threshold. In the event our daily average market capitalization over a 90-trading day period exceeds $7.5 billion (the “Second CEO Threshold”), Mr. Arison will be granted a fully vested RSU award representing the right to receive a number of shares of common stock determined by dividing $30 million by the average volume-weighted trading average price of common stock for the 90-trading day period preceding achievement of the Second CEO Threshold. The Second CEO Threshold must be met by October 19, 2027, unless extended by the compensation committee or our independent directors in their sole discretion prior to such date.
Market Capitalization RSU Arrangements with Messrs. Balance and Katz
On November 29, 2023, the compensation committee approved a market capitalization RSU arrangement with Mr. Balance. In the event our daily average market capitalization exceeds $2.1 billion (the “First CPO Threshold”), $2.8 billion (the “Second CPO Threshold”), or $3.5 billion (the “Third CPO Threshold” and collectively the “CPO Thresholds”), in each case over a 90-trading day period, then for each of the CPO Thresholds exceeded, Mr. Balance will be granted a number of RSUs equal to $1,366,666 (for the First CPO Threshold), $1,366,667 (for the Second CPO Threshold), and $1,366,667 (for the Third CPO Threshold), divided by the Average VWAP for the 90 trading days preceding the date the applicable CPO Threshold was exceeded, rounded down to the nearest RSU, with any such RSUs to be fully vested on grant, in each case subject to Mr. Balance’s continued employment through the grant date. The First CPO Threshold was achieved in November 2024, and we granted 114,269 fully vested RSUs to Mr. Balance on November 1, 2024. The Second CPO Threshold was achieved in February 2025, and we granted 83,231 fully vested RSUs to Mr. Balance on February 26, 2025.
On October 9, 2024, the compensation committee approved a new market capitalization RSU arrangement with Mr. Balance. In the event our daily average market capitalization exceeds $5 billion (the “Fourth CPO Threshold”) over a 90-trading day period, then Mr. Balance will be granted 200,000 RSUs, which RSUs would be fully vested on grant, subject to Mr. Balance’s continued employment through the grant date. In the event of a change in control (as defined in the 2022 Plan) of the Company, if the aggregate consideration payable in connection with the change in control for the number of fully diluted shares of the Company’s common stock exceeds the Third CPO Threshold and/or the Fourth CPO Threshold, then immediately before, and contingent upon, the consummation of the change in control, Mr. Balance will be granted a certain number of fully vested RSUs for the Third CPO Threshold and/or Fourth CPO Threshold exceeded that have not otherwise been previously exceeded, subject to Mr. Balance’s continuous service to the Company through immediately prior to the consummation of such change in control.
On November 29, 2023, the compensation committee approved a market capitalization RSU arrangement with Mr. Katz. In the event our daily average market capitalization exceeds $2.1 billion (the “First GC Threshold”), $2.8 billion (the “Second GC Threshold”), or $3.5 billion (the “Third GC Threshold” and collectively the “GC Thresholds”), in each case over a 90-trading day period, then for each of the GC Thresholds exceeded, Mr. Katz will be granted a number of RSUs equal to $756,666 (for the First GC Threshold), $756,667 (for the Second GC Threshold), and $756,667 (for the Third GC Threshold), divided by the Average VWAP for the 90 trading days preceding the date the applicable GC Threshold was exceeded, rounded down to the nearest RSU, with any such RSUs to be fully vested on grant, in each case subject to Mr. Katz’s continued employment through the grant date. The First GC Threshold was achieved in November 2024, and we granted 63,266 fully vested RSUs to Mr. Katz on November 1, 2024. The Second GC Threshold was achieved in February

2025, and we granted 46,082 fully vested RSUs to Mr. Katz on February 26, 2025. In the event of a change in control (as defined in the 2022 Plan) of the Company, if the aggregate consideration payable in connection with the change in control for the number of fully diluted shares of the Company’s common stock exceeds the Third GC Threshold, then immediately before, and contingent upon, the consummation of the change in control, Mr. Katz will be granted a certain number of fully vested RSUs for the Third GC Threshold exceeded that have not otherwise been previously exceeded, subject to Mr. Katz’s continuous service to the Company through immediately prior to the consummation of such change in control.
Other Elements of Compensation
Retirement Plans
In 2024 and 2023, as applicable, the named executive officers participated in a 401(k) retirement savings plan maintained by us. The Internal Revenue Code of 1986, as amended (the “Code”) allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2024 and 2023 contributions made by participants, including the named executive officers, in the 401(k) plan were matched by the Company up to a specified percentage of the employee contribution. These matching contributions generally vest on the date on which the contribution is made. Our named executive officers continue to be eligible to participate in the 401(k) plan on the same terms as other full-time employees.
Employee Benefits
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death insurance, and dismemberment insurance; and disability insurance. Grindr does not maintain any executive-specific benefit or executive perquisite programs.
Outstanding Equity Awards as of December 31, 2024
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

		Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
George Arison	11/15/2022	—	—		—	—	2,250,000	(3)	40,140,000	—		—
	11/15/2022	—	—		—	—	—		—	1,105,665	(4)	19,725,072	(5)
	3/7/2025	—	—		—	—	—		—	176,159		3,142,677	(6)
Austin “AJ” Balance	12/3/2021	—	78,915	(7)	$4.20	12/7/2028	—		—	—		—
	11/29/2023	—	—		—	—	300,075	(8)	5,353,338	—		—
	11/29/2023	—	—		—	—	—		—	152,633	(4)	2,722,980	(9)
	10/9/2024	—	—		—	—	200,000	(10)	3,568,000	—		—
	10/9/2024	—	—		—	—	—		—	200,000	(11)	3,568,000
	3/7/2025	—	—		—	—	—		—	9,688		172,834	(12)
Zachary Katz	11/29/2023	—	—		—	—	248,000	(13)	4,431,760	—		—
	11/29/2023	—	—		—	—	—	(13)	—	84,506	(4)	1,507,601	(14)
	10/9/2024	—	—		—	—	280,000	(15)	5,003,600	—		—
(1)Reflects the grant date determined in accordance with FASB ASC Topic 718.
(2)The dollar amount equals the number of shares subject to the applicable award times $17.84, the closing price of a share of common stock at the end of the last completed fiscal year.
(3)Represents remaining unvested time-based RSUs that vest over a four-year period that vest in equal semi-annual installments on April 14 and October 14 of each year, provided that Mr. Arison remains in continuous service with us through each vesting date.
(4)The share number equals the valuation as of the last completed fiscal year of the applicable market capitalization RSU award arrangement divided by $17.84, the closing price of a share of common stock at the end of the last completed fiscal year. This amount does not reflect the actual economic value that will ultimately be realized by the named executive officer. Awards issuable pursuant to the applicable market capitalization RSU award arrangements will be granted by the compensation committee only upon satisfaction of the applicable threshold.
(5)Represents the valuation as of the last completed fiscal year of the market capitalization RSU award arrangements with Mr. Arison, including both the First CEO Threshold and the Second CEO Threshold. For further information on these market capitalization RSU award arrangements, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — Market Capitalization RSU Arrangements with Mr. Arison.”
(6)Represents the value of the 176,159 KPI performance awards granted to Mr. Arison on March 7, 2025, pursuant to a KPI RSU award arrangement approved for Mr. Arison in March 2024, based on the closing price of a share of common stock at the end of the last completed fiscal year. For further information on these performance awards, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — Key Performance Indicator RSU Arrangements.”
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
(8)Represents the remaining unvested RSUs that vest over approximately a five-year period, with 10% vesting on the December 1, 2024, and the remaining amount vesting in substantially equal annual installments over the next four years, provided that Mr. Balance remains in continuous service with us through each vesting date. For more information on this award, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — RSU Awards to Mr. Balance.”
(9)Represents the valuation as of the last completed fiscal year of the November 2023 market capitalization award arrangements with Mr. Balance, including both the Second CPO Threshold and the Third CPO Threshold. For further information on this arrangement, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — Market Capitalization RSU Arrangements with Messrs. Balance and Katz.”
(10)Represents the remaining unvested RSUs that vest in full on November 11, 2028, provided that Mr. Balance remains in continuous service with us through such vesting date. For more information on this award, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — RSU Awards to Mr. Balance.”
(11)Represents the October 2024 market capitalization award arrangement with Mr. Balance. For further information on this arrangement, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — Market Capitalization RSU Arrangements with Messrs. Balance and Katz.”
(12)Represents the value of the 9,688 KPI performance awards granted to Mr. Balance on March 7, 2025, pursuant to a KPI RSU award arrangement approved for Mr. Balance in March 2024, based on the closing price of a share of common stock at the end of the last completed fiscal year. For further information on this award, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — Key Performance Indicator RSU Arrangements.”
(13)Represents the remaining unvested RSUs that vest in equal installments over a 5-year period on September 12 of each year beginning on September 12, 2024, provided that Mr. Katz remains in continuous service with us through each vesting date. For more information on this award, please refer to the section titled “Employment Arrangements with Named Executive Officers — Zachary Katz — Katz Employment Agreement.”
(14)Represents the valuation as of the last completed fiscal year of the market capitalization award arrangements with Mr. Katz, including both the Second GC Threshold and the Third GC Threshold. For further information on this arrangement, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — Market Capitalization RSU Arrangements with Messrs. Balance and Katz.”
(15)Represents the remaining unvested RSUs that vest in equal installments over a 5-year period on November 11 of each year beginning on November 11, 2025, provided that Mr. Katz remains in continuous service with us through each vesting date. For more information on this award, please refer to the section titled “Narrative to Summary Compensation Table — Equity Compensation — RSU Awards to Mr. Katz.”
Employment Arrangements with Named Executive Officers
We have entered into employment arrangements with Messrs. Arison, Balance, and Katz, the terms of which are described below.
George Arison
Arison Employment Agreement
Effective as of April 27, 2022, we entered into an employment agreement with George Arison, which agreement was amended on March 18, 2025 (as amended, the “Arison Employment Agreement”). Under the terms of the Arison Employment Agreement, Mr. Arison has held the position of Chief Executive Officer and Executive Director of the Company since October 19, 2022 (the “Arison Start Date”), and receives an annual base salary of $1 million per year, subject to annual review and increase, but not decrease (unless pursuant to a salary reduction program applicable generally to our other C-level employees of no greater than 10% reduction), by the board of directors in its sole discretion. In addition to his annual base salary, Mr. Arison is eligible to receive an annual bonus with a target amount equal to $1 million, based on the achievement of performance objectives and goals established by the Company in consultation with Mr. Arison.
Pursuant to the terms of the Arison Employment Agreement and subject to the approval of the board of directors, Mr. Arison received or remains eligible to receive certain incentive and equity-based awards, which awards are or will be, as applicable, subject to the terms of the 2022 Plan. Such awards include (i) 3,750,000 RSUs, subject to a five-year vesting schedule, with one-fifth of the total number of RSUs vesting on the first anniversary of the Arison Start Date, and the remainder vesting in eight equal six-month installments thereafter (the “Arison Time-Based Award”); and (ii) fully vested RSUs, cash, or a combination, ranging in value from $1.5 million to $3 million, based upon the achievement of annual KPIs as established by the Company and Mr. Arison at the start of each calendar year. The Arison Employment Agreement also provides for certain market capitalization RSU arrangements described under “Narrative to Summary Compensation Table — Equity Compensation — Market Capitalization RSU Arrangements with Mr. Arison.” The Arison Time-Based

Awards shall accelerate and vest in full on a termination of Mr. Arison’s employment by the Company without “Cause” (as described in the Current Report on Form 8-K filed with the SEC on March 18, 2025 (the “March 18 8-K”)) or if Mr. Arison terminates his employment for “Good Reason” (as described in the March 18 8-K), in either case, at any time within 12 months following a change in control. The Arison Time-Based Award was granted to Mr. Arison on November 15, 2022.
Either the Company or Mr. Arison may terminate Mr. Arison’s employment at any time, with or without cause or advance notice. If Mr. Arison’s employment is terminated by the Company without Cause, or if Mr. Arison terminates his employment for Good Reason (either case, an “Involuntary Termination”), he will be eligible to receive a lump-sum cash payment equal to two times the sum of (i) the amount of his base salary in effect as of the Involuntary Termination; plus (ii) his target bonus in effect as of the date of his existing employment agreement. Under the terms of the Amendment, if Mr. Arison is subject to an Involuntary Termination, he will also be entitled to (A) the acceleration and immediate vesting as of such Involuntary Termination of any outstanding time-vesting equity awards granted to Mr. Arison under the 2022 Plan or otherwise that are scheduled to vest during the twelve months after such Involuntary Termination; and (B) vesting of any outstanding performance-vesting equity awards granted to Mr. Arison under the Plan or otherwise, that are eligible to vest during the twelve months after such Involuntary Termination, based on actual performance through the end of the applicable performance period.
The Arison Employment Agreement provides that if any payment or distribution thereunder would constitute an “excess parachute payment” within the meaning of Section 280G of the Code, then any such payments will be reduced if such reduction will provide Mr. Arison with a greater net after-tax benefit than would no reduction.
Austin “AJ” Balance
Balance Employment Arrangement
On November 22, 2021, we entered into an offer letter with Mr. Balance, which was supplemented on December 21, 2023, and October 29, 2024 (as supplemented, the “Balance Offer Letter”), which governs the current terms of his employment as our Chief Product Officer. Mr. Balance’s employment is at will and may be terminated at any time, with or without cause. The Balance Offer Letter provides for an initial annual base salary of $375,000 per year and eligibility to participate in Grindr’s benefit programs. Effective December 1, 2023, Mr. Balance’s annual base salary was increased to $410,000 per year.
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
Pursuant to the terms of the Balance Offer Letter, and subject to the approval of the board of directors, Mr. Balance received or remains eligible to receive certain incentive and equity-based awards. Such awards include an option award that was granted with a per share exercise price equal to the fair market value of one share of Legacy Grindr’s Series X Ordinary Units on the date of grant, and vests as to 25% of the Legacy Grindr Series X Ordinary Units subject thereto on the first anniversary of the vesting commencement date, and 6.25% of the Legacy Grindr Series X Ordinary Units subject thereto will vest each quarter thereafter, subject to Mr. Balance’s continued service to us through each vesting date. At the closing of the Business Combination, the option award was converted into an option covering our common stock with adjustments to the number of shares and exercise price based on the applicable exchange ratio specified in the agreements entered into in connection with the Business Combination (the “Balance Option Award”). The Balance Option Award is subject to the terms of the Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan. Mr. Balance’s employment arrangement also provides for certain market capitalization RSU arrangements described under “Narrative to Summary Compensation Table — Equity Compensation — Market Capitalization RSU Arrangements with Messrs. Balance and Katz,” which awards are or will be, as applicable, subject to the terms of the 2022 Plan.
KPI Arrangement with Mr. Balance
Commencing with the Company’s 2024 fiscal year, Mr. Balance became eligible to receive an award of fully vested RSUs with a value ranging from $125,000 to $165,000 for fiscal year 2024, and from $350,000 to $465,000 for fiscal year 2025 and subsequent fiscal years (such amount within the applicable range as determined by the board (or a committee thereof) in its or their sole and absolute discretion) if certain KPIs for the applicable fiscal year, which will be determined by the board (or a committee thereof) in its sole discretion, have been satisfied, as determined by the board (or a committee thereof) in its sole discretion, subject to Mr. Balance’s continuous service to the Company through the grant date of such award. On April 21, 2025, the compensation committee approved the 2025 KPI framework for Mr. Balance, under which Mr. Balance will be eligible to receive an award of fully vested RSUs with a value of up to $465,000 if certain KPIs are satisfied for fiscal year 2025, as determined by the board (or a committee thereof) in its sole discretion, subject to Mr. Balance’s continuous service to the Company through the grant date of such award. The number of RSUs granted with respect to such award will be equal to the target RSU value earned for the 2025 fiscal year divided by the average VWAP for the 90 trading days preceding December 31, 2025.
Zachary Katz
Katz Employment Arrangement
Effective as of August 22, 2023, we entered into an offer letter with Mr. Katz, which letter was amended on November 29, 2023 (as amended, the “Katz Offer Letter”), which governs the current terms of his employment as our General Counsel and Head of Global Affairs. The Katz Offer Letter provides for an annual base salary of $440,000 per year and eligibility to participate in Grindr’s benefit programs.
Mr. Katz is also eligible to receive an annual bonus with a target amount equal to 50% of Mr. Katz’s annual base salary, based upon the level of achievement of performance objectives and goals established annually by the Company’s board of directors or the compensation committee thereof. In any fiscal year where Mr. Katz’s annual base salary is increased or decreased, his annual target bonus opportunity will be prorated to reflect the increase or decrease in his annual base salary.
Pursuant to the terms of the Katz Offer Letter, and subject to the approval of the board of directors, Mr. Katz received or remains eligible to receive certain incentive and equity-based awards, which awards are or will be, as applicable, subject to the terms of the 2022 Plan. Such awards included 310,000 RSUs, subject to a five-year vesting schedule, with one-fifth of the total number of RSUs vesting on the first anniversary of the September 12, 2023, and the remainder vesting in equal annual installments thereafter (the “Katz Time-Based Award”). The Katz Time-Based Award was granted to Mr. Katz on November 29, 2023. Mr. Katz’s employment arrangement also provides for certain market capitalization RSU arrangements described under “Narrative to Summary Compensation Table — Equity Compensation — Market Capitalization RSU Arrangements with Messrs. Balance and Katz.”
Either the Company or Mr. Katz may terminate Mr. Katz’s employment at any time, with or without cause or notice. If Mr. Katz’s employment is terminated by the Company without Cause (as defined in the Katz Offer Letter), or if Mr. Katz terminates his employment for Good Reason (as defined in the Katz Offer Letter), he will be eligible to receive a lump-sum cash payment equal to the greater of (i) nine months of the amount of his base salary in effect as of the Involuntary Termination; or (ii) the amount of severance payment pursuant to the then-applicable company-wide severance policy as may be adopted by the Company from time to time, subject to standard payroll deductions and withholdings. Mr. Katz will also be entitled to (a) a pro-rata portion of his annual bonus for the fiscal year in which such termination occurs based on actual results for such year, and payable at the same time as bonuses for such year are paid to other senior executives of the Company; and (b) if Mr. Katz is eligible, payments by the Company for COBRA group health insurance premiums for Mr. Katz and his eligible dependents for up to nine months following the separation date. If such termination occurs within twelve months of a qualifying change in control of the Company, Mr. Katz will also be entitled to the acceleration and immediate vesting in full of the Katz Time-Based Award.
KPI Arrangement with Mr. Katz
Commencing with the Company’s 2025 fiscal year, Mr. Katz will be eligible to receive an award of fully vested RSUs with a value ranging from $250,000 to $350,000 (such amount within the applicable range as determined by the board (or a committee thereof) in its or their sole and absolute discretion) if certain KPIs for the applicable fiscal year, which will be determined by the board (or a committee thereof) in its sole discretion, have been satisfied, as determined by the board (or a committee thereof) in its sole discretion, subject to Mr. Katz’s continuous service to the Company through the grant date of such award. On April 21, 2025, the compensation committee approved the 2025 KPI framework for Mr. Katz, under which Mr. Katz will be eligible to receive an award of fully vested RSUs with a value of up to $350,000 if certain KPIs are satisfied for fiscal year 2025, as determined by the board (or a committee thereof) in its sole discretion, subject to Mr. Katz’s continuous service to the Company through the grant date of such award. The number of RSUs granted with respect to such award will be equal to the target RSU value earned for the 2025 fiscal year divided by the average VWAP for the 90 trading days preceding December 31, 2025.
Executive Compensation

Our policies with respect to the compensation of our executive officers are administered by the board of directors in consultation with the compensation committee. The compensation policies we follow are designed to provide for compensation that is sufficient to attract, motivate, and retain executives and to establish an appropriate relationship between executive compensation and the creation of shareholder value. In addition to the guidance provided by the compensation committee, the board of directors may utilize the services of third parties from time to time in connection with the recruiting, hiring, and determination of compensation awarded to executive employees.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee are currently or have been at any time an officer or employee of the company. None of our executive officers currently serve, or have served during the last year, as a member of the board of directors or compensation committee of any entity (other than Grindr) that has one or more executive officers serving as a member of our board or compensation committee.

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
Hedging Policy
See “Item 10. Directors, Executive Officers and Corporate Governance — Hedging Policy”.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
The Company does not grant stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		(b) Weighted Average Exercise Price of Outstanding Options ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by stockholders	7,010,092	(3)	$5.00	(4)	8,334,958
Equity compensation plans not approved by stockholders (5)	—		—		—
Total	7,010,092				8,334,958
(1)Includes the Grindr Inc. Amended and Restated 2022 Equity Incentive Plan and the Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan. For further detail on our equity compensation plans, please see Note 14 “Stock-Based Compensation” to the financial statements included in the 2024 Form 10-K.
(2)Includes only the Grindr Inc. Amended and Restated 2022 Equity Incentive Plan.
(3)Includes 6,304,976 shares subject to outstanding RSUs.
(4)The weighted average exercise price relates solely to outstanding stock option shares because shares subject to RSUs have no exercise price.
(5)We do not have equity compensation plans not approved by our stockholders.

Beneficial Ownership of Common Stock
The following table sets forth the beneficial ownership of common stock as of April 21, 2025, by:
•each person who is the beneficial owner of more than 5% of common stock;
•each person who is a named executive officer or director of the Company; and
•all executive officers and directors of the Company, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they or it possesses sole or shared voting or investment power over that security or the right to acquire such power within 60 days of April 21, 2025.
There were 195,858,932 shares of common stock issued and outstanding as of April 21, 2025. Common stock issuable upon exercise of warrants or options currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof. Unless otherwise indicated, we believe that all persons named below have sole voting and investment power with respect to the voting securities indicated in the table below and the corresponding footnotes as being beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percentage of Shares of Common Stock
5% Holders
Jeremy Leonard Brest(2)	12,536,405	6.4%
Directors and Executive Officers
George Arison(3)	543,896	*
Austin “AJ” Balance(4)	137,264	*
Zachary Katz	90,568	*
Raymond Zage, III(5)	93,711,275	47.8%
James Fu Bin Lu(6)	29,846,491	15.2%
J. Michael Gearon, Jr.(7)	14,211,316	7.3%
Daniel Brooks Baer	26,939	*
Meghan Stabler	27,224	*
Gary I. Horowitz	27,224	*
Nathan Richardson	14,103	*
All current Company directors and executive officers as a group (eleven individuals)	138,905,237	70.9%
(1)Unless otherwise noted, the business address of each of those listed in the table above is c/o Grindr Inc., 750 N. San Vicente Blvd Ste RE 1400, West Hollywood, CA 90069.
(2)Based on a Schedule 13D/A filed with the SEC by Mr. Brest on February 21, 2025, as updated based on additional information as of April 21, 2025 made available to the Company. The business address for Mr. Brest is Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore, U0, 049315.
(3)Consists of (i) 443,896 shares of common stock held by Mr. Arison; and (ii) 100,000 shares of common stock held by the George Arison 2024 GRAT.
(4)Includes 26,305 shares issuable under outstanding stock options exercisable on or before June 20, 2025.
(5)Based on a Schedule 13D/A filed with the SEC by Mr. Zage on February 24, 2025, as updated based on additional information as of April 21, 2025 made available to the Company. Consists of (i) 85,926,333 shares of common stock held by Tiga Investments Eighty-Eight Pte. Ltd., a Singapore limited liability company (“Tiga 88”); (ii) 1,060,507 shares of common stock held by Big Timber Holdings, LLC, a Nevis limited liability company (“Big Timber”); and (iii) 6,724,435 shares of common stock held by Mr. Zage. Each of Tiga 88 and Big Timber are 100% controlled by Mr. Zage. Mr. Zage disclaims any beneficial ownership of the securities held by Tiga 88 and Big Timber other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Tiga 88 has pledged 85,926,333 shares of common stock to certain lenders in connection with a financing arrangement. The business address for Mr. Zage, Tiga 88 and Big Timber is Ocean Financial Centre, Level 40, 10 Collyer Quay, Singapore, U0, 049315.
(6)Based on a Schedule 13D/A filed with the SEC by Mr. Lu on April 15, 2025. Consists of (i) 28,090,968 shares of common stock held by Longview Capital SVH LLC, a Washington limited liability company (“Longview SVH”); and (ii) 1,755,523 shares of common stock held by Mr. Lu. Longview SVH is 100% owned by Longview Grindr Holdings Limited, a British Virgin Islands company (“Longview Grindr”), which in turn is 100% owned by Longview Capital Holdings LLC (“Longview”), which is 100% owned by Mr. Lu. Mr. Lu, Longview Grindr, and Longview may be deemed to have the right to exercise voting and investment power over the shares held by Longview SVH. Mr. Lu, Longview Grindr, and Longview each disclaim any beneficial ownership of the securities held by Longview SVH, respectively, other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Longview SVH has pledged 28,000,000 shares of common stock to certain lenders in connection with a financing arrangement. The business address for Mr. Lu, Longview SVH, Longview Grindr, and Longview is 428 East Street Ste E, Grinnell, IA 50112.
(7)Based on a Schedule 13D/A filed with the SEC by Mr. Gearon on February 3, 2025, as updated based on additional information as of April 21, 2025 made available to the Company. Consists of (i) 7,090,959 shares of common stock held by The 1997 Gearon Family Trust; (ii) 7,103,541 shares of common stock held by the J. Michael Gearon, Jr. Revocable Trust; and (iii) 16,816 shares of common stock held by Mr. Gearon. Mr. Gearon disclaims any beneficial ownership of the securities held by The 1997 Gearon Family Trust other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address for Mr. Gearon, the J. Michael Gearon, Jr. Revocable Trust, and The 1997 Gearon Family Trust is 3350 Riverwood Parkway, Suite 425, Atlanta, GA 30339.
As noted above, Tiga 88, controlled by our director Mr. Zage, has pledged 85,926,333 shares of common stock, or 43.9% of our outstanding common stock as of April 21, 2025, to lenders in connection with a financing arrangement. In a separate transaction, Longview SVH, controlled by our director, Mr. Lu, has pledged 28,000,000 shares of common stock, or 14.3% of our outstanding common stock as of April 21, 2025, to lenders in connection with a financing arrangement. If Tiga 88, Longview SVH, or other parties to the financing arrangements breach certain covenants or obligations in the financing arrangements, an event of default or maturity of the loans could result, and the lenders could exercise their right to accelerate all of the debt under the financing arrangement and foreclose on the pledged securities. In addition, the lenders could seek to sell all or a portion of the pledged securities or otherwise dispose of such interests. A foreclosure on the shares pledged by Tiga 88 or Longview SVH could result in a significant change of ownership in our common stock held by our board and could result in one or more new or existing stockholders gaining significant positions in our stock. Such a foreclosure could also result in significant volatility in the trading price of our common stock.
For a discussion of our policy on the pledging of our common stock by directors, executive officers and other parties, please see “Item 10. Directors, Executive Officers and Corporate Governance — Hedging Policy”.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a summary of transactions since January 1, 2023 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at December 31, 2023 and 2024, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in “Item 11. Executive Compensation.” And “Item 11. Executive Compensation — Director Compensation”. We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.
Warrant Redemption and Warrant Exercises
In January 2025, we provided notice to the holders of our outstanding warrants, which consisted of (i) 18,560,000 private placement warrants, (ii) 13,799,825 public warrants; (iii) 2,500,000 forward purchase warrants; and (iv) 2,500,000 backstop warrants (collectively, the “Warrants”) that we would redeem the Warrants at a redemption price of $0.10 per warrant at 5:00 p.m. New York City time on February 24, 2025 (the “Redemption Date,” and such transaction, the “Redemption”). In connection with the redemption, Warrant holders were entitled to exercise their Warrants until 5:00 p.m. New York City time on the Redemption Date either (a) for cash, at an exercise price of $11.50 per share of common stock; or (b) on a “cashless” basis in which case, the holder would receive 0.361 shares of common stock per Warrant, which number was determined in accordance with the terms of the warrant agreement governing the Warrants.
Prior to the Redemption Date, on February 14, 2025, James Fu Bin Lu exercised 1,336,124 Warrants to purchase shares of our common stock on a cashless basis at a conversion ratio of 0.361 shares of common stock per Warrant, resulting in our withholding of 853,784 shares of common stock and the issuance to Mr. Lu of the remaining 482,340 shares of common stock.
Also prior to the Redemption Date, on February 4, 2025, G. Raymond Zage, III exercised 25,000 Warrants to purchase shares of our common stock on a cash basis at an exercise price of $11.50 per share, resulting in the issuance to Mr. Zage of 25,000 shares of our common stock. On February 13, 2025, Mr. Zage exercised 703,442 additional Warrants on a cash basis at an exercise price of $11.50 per share, resulting in the issuance to Mr. Zage of 703,442 shares of our common stock. On February 19, 2025, Mr. Zage exercised 13,920,000 additional Warrants on a cash basis at an exercise price of $11.50 per share, resulting in the issuance to Mr. Zage of 13,920,000 shares of our common stock.
Amended and Restated Registration Rights Agreement
Certain significant stockholders of the Company, including our director Mr. Zage and entities controlled by Mr. Zage, entities controlled by our director Mr. Lu, and entities controlled by our director Mr. Gearon, entered into that certain Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) at the closing of the Business Combination, pursuant to which the parties agreed to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, certain shares of our common stock and other equity securities of that are held by the parties thereto from time to time. The A&R Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company and holders of the Company’s securities party thereto in connection with the initial public offering.
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
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance and Board Structure” and “— Director Independence.”
Item 14. Principal Accounting Fees and Services
Principal Independent Auditor Fees
The following tables set forth the aggregate fees for professional audit services and other services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2024 and 2023, respectively.
EY

	Fiscal Year Ended
(in thousands)	2024	2023
Audit Fees (1)	$2,437	$2,751
Audit-related Fees (2)	56	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,493	$2,751
(1)Audit Fees in 2024 and 2023 consisted of fees for audit services primarily related to the audit of the annual consolidated financial statements; the review of the quarterly consolidated financial statements; consents and assistance with and review of other documents filed with the SEC; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board.
(2)Audit-related fees consist of services reasonably related to the performance of the audit or review of the Company’s financial statements, including consultations regarding the evaluation of internal controls.
Auditor Independence
In the year ended December 31, 2024, there were no other professional services provided by EY that would have required our audit committee to consider their compatibility with maintaining the independence of EY.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this report:
1.Financial Statements
The financial statements included in Part II, Item 8 of the 2024 10-K are filed as part of this Amendment.
2.Financial Statement Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes to the financial statements.

3.Exhibits
     The exhibits filed as part of this Amendment are listed in Item 15(b).
(b)    Exhibits.
     The following exhibits are filed as part of this Amendment:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
2.1†**	Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub LLC and Grindr Group LLC, dated May 9, 2022.	Form 8-K	001-39714	2.1	November 23, 2022
2.2**	First Amendment to the Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub II LLC and Grindr Group LLC, dated October 5, 2022.	Form 8-K	001-39714	2.2	November 23, 2022
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
4.1**	Specimen Common Stock Certificate of Grindr Inc.	Form 8-K	001-39714	4.1	November 23, 2022
4.2**	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.	Form 10-K	001-39714	4.2	March 7, 2025
10.1**	Amended and Restated Registration Rights Agreement by and among Grindr Inc., Tiga Sponsor LLC and certain existing and new stockholders of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	10.1	November 23, 2022
10.2**	Form of Indemnification Agreement of Grindr Inc.	Form 8-K	001-39714	10.2	November 23, 2022
10.3**#	Grindr Inc. Amended and Restated 2022 Equity Incentive Plan and forms of award agreement thereunder.	Form 8-K	001-39714	10.1	July 25, 2024

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
10.4**	Credit Agreement, among Grindr Capital LLC, Grindr Inc., the other parent guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank, dated as of November 28, 2023.	Form 8-K	001-39714	10.1	November 29, 2023
10.5**#	Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan and forms of award agreement thereunder.	Form S-1/A	333-268782	10.13	February 9, 2023
10.6**#	Offer Letter by and between Grindr Group LLC and G. Raymond Zage, III, dated November 15, 2022.	Form 10-K	001-39714	10.15	March 17, 2023
10.7**#	Offer Letter by and between Grindr Group LLC and J. Michael Gearon, Jr., dated November 15, 2022.	Form 10-K	001-39714	10.16	March 17, 2023
10.8**#	Offer Letter by and between Grindr Group LLC and James Fu Bin Lu, dated November 15, 2022.	Form 10-K	001-39714	10.17	March 17, 2023
10.9**#	Offer Letter by and between Grindr Group LLC and Nathan Richardson, dated April 24, 2022.	Form 10-K	001-39714	10.18	March 17, 2023
10.10**#	Offer Letter by and between Grindr Group LLC and Daniel Brooks Baer, dated April 26, 2022.	Form 10-K	001-39714	10.19	March 17, 2023
10.11**#	Offer Letter by and between Grindr Group LLC and Meghan Stabler, dated April 25, 2022.	Form 10-K	001-39714	10.20	March 17, 2023
10.12**#	Offer Letter by and between Grindr Group LLC and Gary Horowitz, dated April 26, 2022.	Form 10-K	001-39714	10.21	March 17, 2023
10.13**#	Employment Agreement by and between Grindr LLC and George Arison, dated April 27, 2022.	Form 10-K	001-39714	10.23	March 17, 2023
10.14**#	Amendment to Employment Agreement by and between Grindr LLC and George Arison, dated March 18, 2025.	Form 8-K	001-39714	10.1	March 18, 2025
10.15**#	Employment Agreement by and between Grindr LLC and Vandana Mehta-Krantz, dated August 26, 2022.	Form 10-K	001-39714	10.22	March 17, 2023
10.16**#	Amended Employment Agreement by and between Grindr Inc. and Vandana Mehta-Krantz, dated November 29, 2023.	Form 10-K	001-39714	10.27	March 11, 2024
10.17**#	Employment Agreement by and between Grindr LLC and Austin “AJ” Balance, dated November 22, 2021, as supplemented on December 21, 2023 and October 29, 2024.	Form 10-K	001-39714	10.16	March 7, 2025
10.18*#	Employment Agreement by and between Grindr LLC and Zachary Katz, dated August 22, 2023, as amended on November 29, 2023.
19.1**	Insider Trading Policy	Form 10-K	001-39714	19.1	March 7, 2025
21.1**	List of Subsidiaries.	Form 10-K/A	001-39714	21.1	April 29, 2024

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
23.1**	Consent of Ernst & Young LLP, independent registered public accounting firm.	Form 10-K	001-39714	23.1	March 7, 2025
24.1**	Power of Attorney.	Form 10-K	001-39714	24.1	March 7, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-K	001-39714	32.1	March 7, 2025
97.1**	Incentive Compensation Recoupment Policy	Form 10-K	001-39714	97.1	March 11, 2024
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on April 30, 2025.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer)