Form 10-Q
period 2025-03-31
Grindr Inc.
filed 2025-05-09
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 195,884,554 shares of common stock outstanding as of May 5, 2025.

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
•the timing, price and quantity of repurchases of shares of our common stock under our repurchase program, and our ability to fund any such repurchases; and
•the effects of macroeconomic and geopolitical events on our business, such as health epidemics, pandemics, natural disasters, the impacts of changing tariff policies and trade tensions, and wars or other regional conflicts.
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Paying Users, Average Paying Users, Average Monthly Active Users (“Average MAUs”), Average Paying User Penetration, Average Direct Revenue per Average Paying User (“ARPPU”), and Average Total Revenue Per User (“ARPU”). We define our key operating measures and how we calculate them in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics.” We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$255,868	$59,152
Accounts receivable, net of allowance of $93 and $39, at March 31, 2025, and December 31, 2024, respectively	53,235	49,599
Prepaid expenses	6,166	2,747
Deferred charges	3,987	3,807
Other current assets	458	1,679
Total current assets	319,714	116,984
Restricted cash	605	605
Property and equipment, net	1,559	1,667
Capitalized software development costs, net	8,686	8,750
Intangible assets, net	67,608	69,872
Goodwill	275,703	275,703
Deferred tax assets	1,242	1,242
Right-of-use assets	3,039	3,053
Other assets	1,289	1,214
Total assets	$679,445	$479,090
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$2,186	$3,261
Accrued expenses and other current liabilities	37,750	29,578
Current maturities of long-term debt, net	15,000	15,000
Deferred revenue	20,848	19,970
Total current liabilities	75,784	67,809
Long-term debt, net	272,021	275,580
Warrant liability	—	252,178
Lease liability	744	963
Other non-current liabilities	11,080	14,130
Total liabilities	$359,629	$610,660
Commitments and Contingencies (Note 14)
Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at March 31, 2025, and December 31, 2024, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 201,936,383 and 178,567,403 shares issued at March 31, 2025, and December 31, 2024, respectively; 200,237,600 and 177,193,667 outstanding at March 31, 2025, and December 31, 2024, respectively	20	18
Treasury stock	(19,810)	(14,295)
Additional paid-in capital	504,399	74,519
Accumulated deficit	(164,793)	(191,812)
Total stockholders’ equity (deficit)	$319,816	$(131,570)
Total liabilities and stockholders’ equity (deficit)	$679,445	$479,090
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(in thousands, except per share and share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$93,938	$75,345
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	24,542	19,620
Selling, general and administrative expense	30,240	26,609
Product development expense	10,287	5,741
Depreciation and amortization	3,477	4,119
Total operating expenses	68,546	56,089
Income from operations	25,392	19,256
Other income (expense)
Interest expense, net	(3,875)	(7,185)
Other income (expense), net	148	(117)
Gain (loss) in fair value of warrant liability	9,905	(18,680)
Total other income (loss), net	6,178	(25,982)
Net income (loss) before income tax	31,570	(6,726)
Income tax provision	4,551	2,680
Net income (loss) and comprehensive income (loss)	$27,019	$(9,406)
Net income (loss) per share
Basic	$0.14	$(0.05)
Diluted	$0.09	$(0.05)
Weighted-average shares outstanding:
Basic	189,767,679	175,516,307
Diluted	201,048,090	175,516,307
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(9,406)	(9,406)
Stock-based compensation	—	—	—	—	—	—	6,259	—	6,259
Vested restricted stock units	—	—	363,793	—	—	—	—	—	—
Exercise of stock options	—	—	164,295	—	—	—	916	—	916
Common stock withheld related to net settlement of equity awards	—	—	—	—	157,276	(1,494)	—	—	(1,494)
Balance at March 31, 2024	—	$—	175,905,799	$18	514,516	$(3,648)	$51,830	$(70,217)	$(22,017)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	178,567,403	$18	1,373,736	$(14,295)	$74,519	$(191,812)	$(131,570)
Net income and comprehensive income	—	—	—	—	—	—	—	27,019	27,019
Stock-based compensation	—	—	—	—	—	—	6,282	—	6,282
Vested restricted stock units	—	—	770,713	—	—	—	7,783	—	7,783
Exercise of stock options	—	—	133,581	—	—	—	616	—	616
Exercise of warrants	—	—	30,733,623	3	—	—	556,337	—	556,340
Repurchase and retirement of common stock	—	—	(8,268,937)	(1)	—	—	(141,138)	—	(141,139)
Common stock withheld related to net settlement of equity awards	—	—	—	—	325,047	(5,515)	—	—	(5,515)
Balance at March 31, 2025	—	$—	201,936,383	$20	1,698,783	$(19,810)	$504,399	$(164,793)	$319,816
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss) and comprehensive income (loss)	$27,019	$(9,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	10,947	7,869
(Gain) loss in fair value of warrant liability	(9,905)	18,680
Amortization of debt discount and issuance costs	223	231
Depreciation and amortization	3,477	4,119
Provision for expected credit losses	54	(287)
Deferred income taxes	—	(107)
Non-cash lease expense	636	316
Changes in operating assets and liabilities:
Accounts receivable	(3,690)	(1,540)
Prepaid expenses and deferred charges	(3,599)	(2,544)
Other current assets	1,221	1,648
Other assets	(107)	(37)
Accounts payable	(1,229)	(398)
Accrued expenses and other current liabilities	(1,291)	2,390
Deferred revenue	878	(111)
Lease liability	(841)	(385)
Other liabilities	—	11
Net cash provided by operating activities	23,793	20,449
Investing activities
Purchase of property and equipment	(124)	(195)
Additions to capitalized software development costs	(504)	(953)
Net cash used in investing activities	$(628)	$(1,148)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Financing activities
Proceeds from the exercise of stock options	$619	$916
Repurchases of common stock under the stock repurchase program	(131,984)	—
Withholding taxes paid on stock-based compensation	(5,400)	(1,312)
Proceeds from the exercise of warrants	314,124	—
Payment for the redemption of warrants	(58)	—
Principal payments on debt	(3,750)	(25,750)
Net cash provided by (used in) financing activities	173,551	(26,146)
Net increase (decrease) in cash, cash equivalents and restricted cash	196,716	(6,845)
Cash, cash equivalents and restricted cash, beginning of the period	59,757	28,998
Cash, cash equivalents and restricted cash, end of the period	$256,473	$22,153

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$255,868	$21,548
Restricted cash	605	605
Cash, cash equivalents and restricted cash	$256,473	$22,153

Supplemental disclosure of cash flow information:
Cash interest paid	$1,858	$2,672
Income taxes paid	$—	$4
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$347	$522
Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for net settlement of equity awards	$89	$182
Issuance of common stock for the settlement of KPI Awards	$3,609	$2,350
Issuance of common stock for the settlement of certain market condition liability-classified awards	$4,173	$—
Issuance of common stock for the cashless exercise of warrants	$63,029	$—
Issuance of common stock for the exercise of warrants	$179,186	$—
Repurchase of common stock committed but not settled	$9,155	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

1.Nature of Business
Grindr Inc.’s (“Grindr” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™ and, through its success, to make a world where the lives of its global LGBTQ community are free, equal, and just. The Company operates the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. The Grindr platform is available as a mobile application through Apple’s App Store and Google Play. The Company offers both a free, ad-supported service and a premium subscription version. The Company is headquartered in West Hollywood, California, and has additional offices in the San Francisco Bay Area, Chicago, and New York City.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2024. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three months ended March 31, 2025, are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
•Warrant liability — Public Warrants (as defined in Note 7) are classified within Level 1 as these securities are traded on an active public market. Private Warrants (as defined in Note 7) are classified within Level 2. For the periods presented, the Company utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. The Company completed the redemption of all outstanding Public Warrants and Private Warrants in February 2025, see Note 7 for additional information.
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s credit agreement balances as disclosed in Note 5 were measured based on prices quoted from a third-party financial institution.
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
The Company derives all of its revenue from direct revenue and indirect revenue, each, as described below. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.

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
As of March 31, 2025, and December 31, 2024, the accounts receivable balances, net of allowances, were $53,235 and $49,599, respectively. The opening balance of accounts receivable, net of allowances, was $33,906 as of January 1, 2024.
Deferred Revenue
Deferred revenue consists of payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the terms of the applicable subscription period or expected completion of the performance obligation, which range from one week to twelve months. As of March 31, 2025, and December 31, 2024, the deferred revenue balances were $20,848 and $19,970, respectively. The opening balance of deferred revenue was $19,181 as of January 1, 2024.
For the three months ended March 31, 2025, the Company recognized $13,855 of revenue that was included in the deferred revenue balance as of December 31, 2024. For the three months ended March 31, 2024, the Company recognized $13,184 of revenue that was included in the deferred revenue balance as of December 31, 2023.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers:

	Three Months Ended March 31,
	2025	2024
Direct revenue	$80,082	$64,378
Indirect revenue	13,856	10,967
	$93,938	$75,345

	Three Months Ended March 31,
	2025	2024
North America (1)	$57,799	$45,503
Europe	21,146	18,107
Rest of the world	14,993	11,735
	$93,938	$75,345
(1)North America includes revenue generated from the U.S. and Canada.
During the three months ended March 31, 2025, and 2024, revenue generated from the U.S., the Company's country of domicile, amounted to $55,278 and $43,387, respectively.
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
The CODM assesses performance for the Company’s single operating segment based on net income (loss) that is also reported on the condensed consolidated statement of operations and comprehensive income (loss) as “Net income (loss) and comprehensive income (loss)”. Significant segment expenses that are regularly reviewed by the CODM include: cost of revenue; stock-based compensation; employee compensation (e.g. payroll, benefits, commissions) and contractor expense, excluding stock-based compensation; sales and marketing expense (excluding commissions); professional services expense; and general and administrative expense (all other non-compensation corporate overhead). The measure of segment assets is reported on the consolidated balance sheets as “Total assets”. Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Information about the Company's single reportable segment revenue, segment net income (loss), and significant segment expenses are as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$93,938	$75,345
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	24,542	19,620
Employee compensation and contractor expense, excluding stock-based compensation expense	18,740	13,359
Stock-based compensation expense	10,947	7,869
Sales and marketing expense	1,901	1,074
Professional services expense	5,014	5,935
Other general and administrative expense	3,925	4,113
Depreciation and amortization	3,477	4,119
Total operating expenses	68,546	56,089
Income from operations	25,392	19,256
Interest expense, net	3,875	7,185
Other (income) expense, net(1)	(10,053)	18,797
Income tax provision	4,551	2,680
Net income (loss) and comprehensive income (loss)	$27,019	$(9,406)
(1)Other (income) expense, net includes (gain) loss in fair value of warrant liability, and other expenses.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40). The guidance requires all public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
3.Other Current Assets
Other current assets consist of the following:

	March 31, 2025	December 31, 2024
Cloud computing arrangements implementation costs	$77	$95
Income tax receivable	—	585
Other current assets	381	999
	$458	$1,679
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Repurchase of common stock payable (see Note 8)	$9,155	$—
Income and other taxes payable	6,206	1,963
Litigation-related funds received from escrow (see Note 14)	5,929	5,929
Employee compensation and benefits	4,006	13,435
Accrued interest payable	3,504	96
Lease liability, short-term	2,514	2,370
Accrued infrastructure expense	1,792	1,557
Accrued professional service fees	1,593	1,101
Accrued legal expense	910	469
Other accrued expenses	2,141	2,658
	$37,750	$29,578
5.Debt
Total debt for the Company is comprised of the following:

	March 31, 2025	December 31, 2024
Senior Term Loan Facility	$278,250	$282,000
Senior Revolving Facility	11,600	11,600
	289,850	293,600
Less: unamortized debt issuance and discount costs	(2,829)	(3,020)
Total debt	287,021	290,580
Less: current maturities of long-term debt	(15,000)	(15,000)
Long-term debt	$272,021	$275,580
2023 Credit Agreement
On November 28, 2023, a wholly owned subsidiary of the Company, Grindr Capital LLC (“Grindr Capital”), as borrower, entered into a credit agreement (the “2023 Credit Agreement”) with the Company and certain other wholly owned subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The 2023 Credit Agreement provides for a (i) $300,000 senior secured term loan facility (“Senior Term Loan Facility”), and (ii) $50,000 senior secured revolving credit facility (“Senior Revolving Facility,” and together with the Senior Term Loan Facility, the “2023 Credit Facilities”) (with a $15,000 letter of credit sublimit and a $10,000 swingline loan sublimit). Grindr Capital has the option to request that lenders increase the amount available under the Senior Revolving Facility by, or obtain incremental term loans of, up to $100,000, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
On November 28, 2023, Grindr Capital borrowed the full amount of the Senior Term Loan Facility and $44,400 under the Senior Revolving Facility. Proceeds from the initial drawings under the 2023 Credit Facilities and cash on hand were used to repay in full outstanding obligations under the Company's previous credit agreement and to pay fees, premiums, costs, and expenses, including fees payable in connection with the 2023 Credit Agreement. Unused commitments under the 2023 Credit Agreement as of March 31, 2025, amounted to $38,400. As of March 31, 2025, and December 31, 2024, there were no swingline loans or letters of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of March 31, 2025, and December 31, 2024, is 7.1% and 7.2%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.50% per annum, depending on the total net leverage ratio of the Company. For the three months ended March 31, 2025, the Company’s commitment fee was not significant.
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
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three months ended March 31, 2025, the Company was not required to make any mandatory prepayments.
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
For the three months ended March 31, 2025, the Company did not incur debt issuance costs in conjunction with the 2023 Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the condensed consolidated statements of operations and comprehensive income (loss).
Covenants
The 2023 Credit Agreement includes financial covenants, including the requirement for the Company to maintain (i) a total net leverage ratio no greater than a specified level, currently 3.50:1.00 prior to and through December 31, 2025 and no greater than 3.00:1.00 thereafter; and (ii) a fixed charge coverage ratio no less than 1.15:1.00 from March 31, 2024 and thereafter.
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions. At March 31, 2025, and December 31, 2024, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Fair value
The fair values of the Company’s 2023 Credit Agreement balances were measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of March 31, 2025, and December 31, 2024, were $288,401 and $292,132, respectively.
6.Leases
Operating Leases
Company as a lessee
The Company enters into operating leases in the normal course of business, primarily for office space. As of March 31, 2025, the Company has four operating leases with remaining lease terms of less than one year to four years.
In conjunction with one of the operating leases, the Company secured a letter of credit for $1,392, which is recorded as “Restricted cash” on the consolidated balance sheets. As of March 31, 2025, and December 31, 2024, the balance of this letter of credit was $605 and $605, respectively.
Components of lease cost included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations and comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$715	$413
Short-term lease cost	146	305
Sublease income	(169)	(256)
Total lease cost	$692	$462
Supplemental cash flow information related to the lease is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$775	$428
Right-of-use assets obtained in exchange for lease liabilities:
New lease entered into during the period	$622	$—
Supplemental balance sheet information related to the lease is as follows:

	March 31, 2025	December 31, 2024
Assets:
Right-of-use assets	$3,039	$3,053
Liabilities:
Accrued expenses and other current liabilities	2,514	2,370
Lease liability, long-term portion	744	963
Total operating lease liabilities	$3,258	$3,333
Weighted average remaining operating lease term (years)	1.5	1.6
Weighted average operating lease discount rate	8.91%	9.14%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company’s lease does not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities are as follows:

Remainder of 2025	$2,018
2026	1,147
2027	242
2028	21
Thereafter	—
Total lease payments	$3,428
Less: imputed interest	(170)
Total lease liabilities	$3,258
There were no leases with residual value guarantees or executed leases that had not yet commenced as of March 31, 2025.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant are as follows:

Remainder of 2025	$548
2026	249
Thereafter	—
$797
7.Warrant Liabilities
In connection with Tiga’s initial public offering, Tiga issued: (i) 18,560,000 private placement warrants (“Private Warrants”) to its sponsor, Tiga Sponsor LLC (the “Sponsor”); and (ii) sold 13,800,000 public warrants. In connection with the reverse recapitalization treatment of the Business Combination, the Company effectively issued 37,360,000 warrants to purchase shares of Grindr’s common stock, which included 13,800,000 public warrants, 18,560,000 Private Warrants, 2,500,000 redeemable warrants (“Forward Purchase Warrants”) issued pursuant to the Second Amended and Restated Forward Purchase Agreement, dated May 9, 2022, by and between Tiga and the Sponsor (“FPA”), and 2,500,000 redeemable warrants issued pursuant to a backstop commitment under the FPA (“Backstop Warrants”). The Forward Purchase Warrants and the Backstop Warrants have the same terms and are in the same form as the public warrants (as such, are collectively referred to as the “Public Warrants” and, together with the Private Warrants, the “Warrants”).
On January 23, 2025, the Company provided notice to the registered holders of its outstanding Warrants that the Company would redeem the Warrants at a redemption price of $0.10 per Warrant at 5:00 p.m. New York City time on February 24, 2025 (the “Redemption Date”). In connection with the redemption, Warrant holders were entitled to exercise their Warrants until 5:00 p.m. New York City time on the Redemption Date, either (i) for cash, at an exercise price of $11.50 per share of common stock; or (ii) on a “cashless basis” in which case, the holder would receive 0.361 shares of common stock per Warrant, which number was determined in accordance with the terms of the warrant agreement governing the terms of the Warrants and based on the Redemption Date and the volume-weighted average price of the common stock for the ten trading days immediately following the date on which the notice of redemption was sent to registered holders of outstanding Warrants.
Subsequent to the Company's announcement that it would redeem all of the outstanding Warrants, and prior to the conclusion of the redemption notice period at 5:00 p.m. New York City time on the Redemption Date, an aggregate of: (i) 9,469,634 Warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of common stock; and (ii) 27,315,105 Warrants were exercised for cash in exchange for the issuance of an aggregate of 27,315,105

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $314,124. At the conclusion of the redemption notice period on the Redemption Date, the remaining 575,086 Warrants issued and outstanding were redeemed at a price of $0.10 per Warrant for aggregate cash payment from the Company of $58. The Public Warrants were delisted from the New York Stock Exchange (“NYSE”) pursuant to a Form 25 filed on February 24, 2025, by the NYSE.
The Warrants were remeasured to their fair value on each exercise date or on Redemption Date if the Warrants remained unexercised. The change in fair value for the three months ended March 31, 2025 and 2024, was a gain of $9,905 and a loss of $18,680, respectively, recognized in the condensed consolidated statements of operations and comprehensive income (loss). There were no outstanding Warrants as of March 31, 2025.
8.Stockholders’ Equity (Deficit)
Stock Repurchase Program
In March 2025, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program to allow for the repurchase of up to $500,000 of shares of the Company’s common stock for the period from March 7, 2025, to March 6, 2027 (the “Stock Repurchase Program”). During the three months ended March 31, 2025, the Company repurchased and retired 8,268,937 shares of the Company’s common stock for an aggregate purchase price of $141,139, which equates to an average price of $17.07 per share. As of March 31, 2025, the Company has an aggregate of $358,861 authorized and remaining under the Stock Repurchase Program. Amounts reflected above are based on the trade date and differ from the condensed consolidated statements of cash flows which reflects stock repurchases based on the settlement date. The difference of $9,155 was accrued and recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets as of March 31, 2025.
The Company may repurchase shares of the Company’s common stock in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The amount and timing of any repurchases will depend on a number of factors including the price and availability of the Company's common stock, trading volume, and general market conditions.
9.Stock-based Compensation
2022 Plan
Executive Incentive Awards – Market condition awards – Liability-classified awards
Certain restricted stock unit (“RSU”) awards granted by the Company are subject to market conditions. These market condition awards are issued upon the achievement (at varying levels) of certain market capitalization thresholds. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each market capitalization achievement date. These awards are liability-classified and require fair value remeasurement at the end of each reporting period.
During the first quarter of 2025, the Company issued RSUs to certain executives upon the achievement of a certain market capitalization threshold. Upon achievement of that market capitalization threshold, the Company issued an aggregate of 228,785 fully vested RSUs to the executives with a total fair value of $4,173.
During the first quarter of 2025, a market condition award of the Company's Chief Executive Officer was modified to lower a certain market capitalization threshold and establish a date for the modified market capitalization threshold to be met, unless extended by the compensation committee prior to such date. This award was remeasured to its fair value at March 31, 2025.
No other market condition awards were granted or forfeited during the three months ended March 31, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company used the Monte Carlo simulation model to value the liability-classified awards. The key inputs into the Monte Carlo simulation as of March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Expected term (in years)	2.6 - 10.0	10.0
Expected stock price volatility (1)	60.0%	65.0%
Risk-free interest rate (2)	3.8% - 4.2%	4.1%
Expected dividend yield (3)	—%	—%
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
During the first quarter of 2024, the Compensation Committee of the Board approved KPI awards and measurement frameworks related to the fiscal year ending December 31, 2024. In March 2025, the Compensation Committee of the Board determined that as of December 31, 2024, such KPIs were achieved. A total of 238,400 shares were issued in the first quarter of 2025 with a total fair value of $3,609. Stock-based compensation expense of $526 related to the service provided through March 31, 2025, was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations and comprehensive income (loss).
No KPI awards were forfeited during the three months ended March 31, 2025.
Time-based Awards Activity
The following table summarizes the unvested time-based RSU activity during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	6,110,486	$9.66
Granted	247,669	$16.69
Vested	(303,528)	$9.25
Forfeited or expired	(87,424)	$12.22
Outstanding at March 31, 2025	5,967,203	$9.93

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
2020 Plan
Stock options
The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	705,116	$5.00
Exercised	(133,581)	$4.61
Forfeited or expired	(2,272)	$7.63
Outstanding at March 31, 2025	569,263	$5.08
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative expenses	$9,711	$7,423
Product development expenses	1,236	446
	$10,947	$7,869
Stock-based compensation expense that was capitalized as an asset was $66 and $32 for the three months ended March 31, 2025 and 2024, respectively.
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
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $4,551 and $2,680, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% because of the nondeductible fair value adjustments on the change in the warrant liabilities and was also impacted by nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit. Due to the ongoing market volatility of the fair value adjustments on the warrant liabilities, the adjustments are not estimable and as a result, the Company applied the tax effect of the fair value adjustment to the warrant liabilities as a discrete item in the current quarter.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
11.Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) and comprehensive income (loss)	$27,019	$(9,406)
Gain on fair value of warrant liabilities	(9,905)	—
Net income (loss) and comprehensive income (loss) adjusted for gain on fair value of warrant liabilities	$17,114	$(9,406)
Denominator:
Basic weighted average shares of common stock outstanding	189,767,679	175,516,307
Diluted effect of stock-based awards	3,614,345	—
Diluted effect of warrants	7,371,766	—
Diluted effect of market condition equity awards	111,574	—
Diluted effect of KPI awards	182,726	—
Diluted weighted average shares of common stock outstanding	201,048,090	175,516,307

Net income (loss) per share
Basic	$0.14	$(0.05)
Diluted	$0.09	$(0.05)
The following table presents the potential shares that are excluded from the computation of diluted net income (loss) per share and comprehensive income (loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options issued under 2020 Plan	—	1,563,577
Time-based RSUs	—	6,112,074
Warrants	—	37,360,000
Shares issuable for the market condition awards are not included in the table above, as the market condition criterion have not yet been achieved. Such shares are therefore not included in the Company's calculation of basic or diluted net income (loss) per share.
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,745	$10,745	$—	$—
U.S. treasury bills	241,221	241,221	—	—
	$251,966	$251,966	$—	$—

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
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC Topic 815, Derivatives and Hedging (see Note 7). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations and comprehensive income (loss).
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. See Note 7 for additional information on the Company's Warrants.
The following table presents the changes in the fair value of warrant liability:

Total Warrant Liability
Fair value as of December 31, 2024	$252,178
Change in fair value of warrant liability	(9,905)
Exercise and redemption of Warrants	(242,273)
Fair value as of March 31, 2025	$—
13.Related Parties
In connection with the Company's redemption of Warrants as discussed in Note 7, two members of the Board exercised an aggregate of 15,984,566 Warrants, of which, (i) 1,336,124 Warrants were exercised on a cashless basis in exchange for the issuance of 482,340 shares of common stock; and (ii) 14,648,442 Warrants were exercised for cash in exchange for the issuance for an aggregate of 14,648,442 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $168,467.
14.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2025, amounts accrued for contingent losses were not material to its financial position.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,493 using the exchange rate as of March 31, 2025) for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $6,171 using the exchange rate as of March 31, 2025). Grindr LLC filed an appeal with the NDPA. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited (“Kunlun”) entered into an escrow agreement providing for Grindr Group's access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC's appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the “NPAB”).
On December 7, 2022, the NDPA upheld the reduced administrative fine against Grindr LLC and the appeal was sent to the NPAB for further consideration. On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On October 27, 2023, Grindr LLC filed suit in Oslo District Court to overturn the NPAB's decision, including to eliminate the fine. On July 1, 2024, the Oslo District Court upheld the prior decision and ordered Grindr to pay the government attorneys fees of approximately $50. Grindr filed its appeal of the Oslo District Court's decision with the Norwegian Appeals Court on September 13, 2024, and an appeal hearing is scheduled for August 2025.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California law, including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. On December 22, 2022, Grindr LLC filed its opposition to class certification. Following a case management conference on October 7, 2024, the court directed the plaintiff to file its reply to Grindr's opposition by November 11, 2024. The parties have reached a settlement subject to court approval.
UK Group Action
On April 15, 2025, the Company and Grindr LLC were served with proceedings in the English Court, which proceedings were originally issued in April 2024, brought by a UK law firm on behalf of 10,080 alleged Grindr users from a period between 2009 and 2020 alleging unlawful processing of their personal data in breach of UK data protection laws and misuse of their private information. On April 24, 2025, the UK law firm notified the Company and Grindr LLC that a second claim had been issued making identical claims on behalf of 421 further Grindr users and, because of procedural defects before the claim was served, 9,436 of the claimants in the first case. At this time, it is too early to determine the likely outcome of these matters.
15.Subsequent Events
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
Overview
Grindr Inc.’s (“Grindr”, “we”, “us”, “our” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 14.6 million Average MAUs and 1.2 million Average Paying Users for the three months ended March 31, 2025, as compared to 13.7 million Average MAUs and 1.0 million Average Paying Users for the three months ended March 31, 2024. Through gayborhood expansion initiatives, we are developing new products for users to engage with the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) people in partnership with organizations in every region of the world.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products. A substantial portion of our revenue is from direct revenue, representing 85.2% and 85.4% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Direct revenue is derived from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We also offer premium add-ons on a pay-per-use, or a-la-carte, basis. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the gay, bisexual, transgender, and queer (“GBTQ”) social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 14.8% and 14.6% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Indirect revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities to advertisers, including in-app banners, full-screen interstitials, and other customized units, typically sold on a cost per mille (“CPM”) basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
We generated $93.9 million and $75.3 million of revenue for the three months ended March 31, 2025 and 2024, respectively, representing a period-over-period growth of 24.7%. We had 1.2 million and 1.0 million Average Paying Users, for the three months ended March 31, 2025 and 2024, respectively, representing a period-over-period growth of 15.5%.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which we derived 84.0% and 84.4% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users across the globe.
On average, profiles on our platform sent over 338.1 and 367.2 million daily messages for the three months ended March 31, 2025 and 2024, respectively.

Recent Developments
Testing of Our First Gayborhood Initiative, WoodworkTM
In April 2025, Grindr began testing Woodwork by Grindr, our first Gayborhood expansion initiative in the health and wellness space. Woodwork is a white-label erectile dysfunction (ED) medication subscription service powered by OpenLoop, our partner for clinical support. While the initial focus of Woodwork is our core user base, we also believe the brand has the potential to expand to a broader audience over time. The health and wellness services provided through Woodwork will be offered as a cash pay service. We are currently testing Woodwork in limited jurisdictions and plan to expand to more states during 2025.
In connection with our testing of Woodwork, we and our third-party suppliers, compounders, and manufacturers for Woodwork may be subject to extensive regulation by the U.S. federal Food and Drug Administration (“FDA”) and federal, state, and local authorities. These authorities can enforce regulations related to the testing, production, compounding, control, safety, quality assurance, labeling, promotion, packaging, sterilization, storage, and distribution of FDA-approved prescription drugs and/or compound medications. The ED medication currently offered through Woodwork is a compounded drug product under Section 503 of the Federal Food, Drug & Cosmetic Act (“FDCA”). Drugs compounded by outsourcing facilities in compliance with Section 503 are exempt from the new drug approval requirements of the FDCA and certain labeling requirements of the FDCA. As such, the FDA does not review or verify the safety or effectiveness of compounded products distributed or dispensed by outsourcing facilities, which includes the ED medication currently offered through Woodwork; rather Section 503 of the FDCA establishes standards for manufacturing processes and controls applicable to outsourcing facilities as a means to ensure drug quality. Section 503B outsourcing facilities are subject to FDA inspection on a risk-based schedule.
In addition, Woodwork is subject to extensive federal and state healthcare laws and regulations applicable to the clinical support provided by OpenLoop. In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, employing physicians to provide clinical services, or otherwise exercising undue influence or control over medical decisions of physicians, among other things. Additionally, the practice of medicine and related health professions are subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, professional practice (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for prescribing medication and ordering of tests.
Redemption of Warrants and Related Warrant Exercises
On January 23, 2025, we provided notice to the registered holders of our outstanding warrants that we would redeem the warrants at a redemption price of $0.10 per warrant at 5:00 p.m. New York City time on February 24, 2025 (the “Redemption Date”). In connection with the redemption, warrant holders were entitled to exercise their warrants until 5:00 p.m. New York City time on the Redemption Date, either (i) for cash, at an exercise price of $11.50 per share of common stock; or (ii) on a “cashless basis” in which case, the holder would receive 0.361 shares of common stock per warrant, which number was determined in accordance with the terms of the warrant agreement governing the terms of the warrants and based on the Redemption Date and the volume-weighted average price of the common stock for the ten trading days immediately following the date on which the notice of redemption was sent to registered holders of outstanding warrants.
After our announcement that we would redeem all of our outstanding warrants, and prior to the conclusion of the redemption notice period at 5:00 p.m. New York City time on the Redemption Date, an aggregate of: (i) 9,469,634 warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of common stock; and (ii) 27,315,105 warrants were exercised for cash for an aggregate of 27,315,105 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to us of $314.1 million. At the conclusion of the redemption notice period on the Redemption Date, the remaining 575,086 warrants issued and outstanding were redeemed at a price of $0.10 per warrant for aggregate cash payment from the Company of $58. The public warrants were delisted from the New York Stock Exchange pursuant to a Form 25 filed on February 24, 2025.
Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Quarterly Report, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. In addition, on November 1, 2024, the local regional office of NLRB issued a complaint on the unfair labor practice charges, which is scheduled for a hearing in May 2025. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Consolidated Results for Three Months Ended March 31, 2025 and 2024
For the three months ended March 31, 2025 and 2024, we generated:
•Revenue of $93.9 million and $75.3 million, respectively. The increase for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was $18.6 million, or 24.7%.
•Net income (loss) of $27.0 million and $(9.4) million, respectively. The change for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was $36.4 million, or 387.2%. This resulted in a net income (loss) margin of 28.8% and (12.5)%, respectively.
•Adjusted EBITDA of $40.7 million and $31.6 million, respectively. The increase for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was $9.1 million, or 28.8%. This resulted in an Adjusted EBITDA margin of 43.3% and 41.9%, respectively. See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.
Operating and Financial Metrics

	Three Months Ended March 31,
(in thousands, except ARPPU and ARPU)	2025	2024
Key Operating Metrics
Average Paying Users	1,168	1,011
Average Monthly Active Users (“Average MAUs”)	14,613	13,705
Average Paying User Penetration	8.0%	7.3%
Average Direct Revenue per Average Paying User (“ARPPU”)	$22.86	$21.25
Average Total Revenue per User (“ARPU”)	$2.14	$1.83

	Three Months Ended March 31,
($ in thousands)	2025	2024
Key Financial and Non-GAAP Metrics(1)
Revenue	$93,938	$75,345
Direct revenue	$80,082	$64,378
Indirect revenue	$13,856	$10,967
Net income (loss)	$27,019	$(9,406)
Net income (loss) margin	28.8%	(12.5)%
Adjusted EBITDA	$40,689	$31,607
Adjusted EBITDA Margin	43.3%	41.9%
Net cash provided by operating activities	$23,793	$8,501
Operating cash flow conversion	88.1%	(217.4)%
Free cash flow	$23,165	$19,301
Free cash flow conversion	56.9%	61.1%
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
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness, as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the three months ended March 31, 2025 and 2024, our Average Paying Users were 1.2 million and 1.0 million, respectively, representing an increase of 15.5% period-over-period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we seek to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
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

Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers and product managers. As of March 31, 2025, we had 146 employees globally, 142 of which were full-time employees. In 2024 we expanded and enhanced our team with new employees and contractors. In doing so, we significantly grew the size of our engineering team, including the addition of a dedicated contractor team in Colombia consisting of 24 full-time engineers as of March 31, 2025. We will continue to selectively supplement immediate capacity and product development needs with contractors, particularly in supporting our engineering function. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. In 2025, we intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology industry.
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
Return-to-Office
In 2023, our leadership team announced a transition to a hybrid work model involving a multi-phase return-to-office plan (“RTO Plan”) beginning in the fall of 2023, which was largely completed by January 2024 and was fully concluded by April 30, 2025. Our hybrid work model requires employees to work two days per week in offices where their respective teams are based. The RTO Plan provided employees with a one-time relocation package to support relocation if necessary, or separation packages for employees who chose not to relocate or participate in our RTO Plan.
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenue represents 41.2% and 42.4% of total revenue for the three months ended March 31, 2025 and 2024, respectively. We vary our pricing to align with relative value to local purchasing power and competitors. Our international business typically earns revenue in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
Other income (expense)
Interest expense, net. Interest expense, net consists of interest expense incurred in connection with our long-term debt and revolving credit facility net of interest earned on cash and cash equivalents including money market funds and U.S. treasury bills.
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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
($ in thousands)	2025	% of Total Revenue	2024	% of Total Revenue
Revenue	$93,938	100.0%	$75,345	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	24,542	26.1%	19,620	26.0%
Selling, general and administrative expense	30,240	32.2%	26,609	35.3%
Product development expense	10,287	11.0%	5,741	7.6%
Depreciation and amortization	3,477	3.7%	4,119	5.5%
Total operating expenses	68,546	73.0%	56,089	74.4%
Income from operations	25,392	27.0%	19,256	25.6%
Other income (expense)
Interest expense, net	(3,875)	(4.1)%	(7,185)	(9.5)%
Other income (expense), net	148	0.2%	(117)	(0.2)%
Gain (loss) in fair value of warrant liability	9,905	10.5%	(18,680)	(24.8)%
Total other income (loss), net	6,178	6.6%	(25,982)	(34.5)%
Net income (loss) before income tax	31,570	33.6%	(6,726)	(8.9)%
Income tax provision	4,551	4.8%	2,680	3.6%
Net income (loss) and comprehensive income (loss)	$27,019	28.8%	$(9,406)	(12.5)%
Net income (loss) per share
Basic	$0.14		$(0.05)
Diluted	$0.09		$(0.05)
Revenue
Revenue for the three months ended March 31, 2025 and 2024, was $93.9 million and $75.3 million, respectively. The increase in revenue period-over-period was $18.6 million, or 24.7%.
For three months ended March 31, 2025 and 2024, direct revenue was $80.1 million and $64.4 million, respectively. The increase in direct revenue of $15.7 million, or 24.4%, was driven by the period-over-period increases in both ARPPU of $1.61 and Average Paying Users of 157 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers, and fueled continued demand for our premium add-ons. Weekly Unlimited was introduced late in the first quarter of 2024 and there is a continued period-over-period growth of our weekly XTRA subscription offering which benefited from the international rollout of our Recommendations: More Quality Profiles features. Our shorter duration weekly products gave our users lower priced options for both XTRA and Unlimited subscriptions. ARPPU increased by 7.6%, or $1.61, to $22.86 for the three months ended March 31, 2025, from $21.25 for the three months ended March 31, 2024. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the three months ended March 31, 2025, Average Paying Users increased by 157 thousand, from 1.0 million for the three months ended March 31, 2024, to 1.2 million for the three months ended March 31, 2025.
For three months ended March 31, 2025 and 2024, indirect revenue was $13.9 million and $11.0 million, respectively. The increase in indirect revenue of $2.9 million, or 26.4%, was primarily driven by introducing new ad formats, further optimizing and improving our ad tech, and onboarding new third-party advertising partners.
Revenue from North America increased by $12.3 million, or 27.0%, for the three months ended March 31, 2025, to $57.8 million as compared to $45.5 million for the three months ended March 31, 2024. During this same period, revenue from Europe increased by $3.0 million, or 16.8%, to $21.1 million in the three months ended March 31, 2025, as compared to $18.1 million in the three months ended March 31, 2024. Revenue from the remainder of the world increased by $3.3 million, or 27.8%, to $15.0 million in the three months ended March 31, 2025, as compared to $11.7 million in the three months ended March 31, 2024.

Cost of revenue
Cost of revenue for the three months ended March 31, 2025 and 2024, was $24.5 million and $19.6 million, respectively. The $4.9 million increase, or 25.0%, was primarily due to growth in distribution fees of $3.6 million (consistent with direct revenue growth), and increased infrastructure costs of $1.0 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2025 and 2024, was $30.2 million and $26.6 million, respectively. The $3.6 million increase, or 13.5%, was primarily due to an increase in personnel related expenses of $4.5 million from the increased headcount, including an increase in stock-based compensation expense of $2.3 million. In addition, there was an increase of $0.8 million for advertising expenses. This is partially offset by decreases in professional, legal and contractors fees of $1.8 million.
Product development expense
Product development expense for the three months ended March 31, 2025 and 2024, was $10.3 million and $5.7 million, respectively. The $4.6 million increase, or 80.7%, was primarily due to an increase in contractor fees of $2.0 million to support the engineering function while we continue to scale our team and an increase in personnel related expenses of $2.8 million from the increased headcount, including an increase in stock-based compensation expense of $0.8 million.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2025 and 2024, was $3.5 million and $4.1 million, respectively. The $0.6 million decrease, or 14.6%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $0.9 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2024.
Interest expense, net
Interest expense, net for the three months ended March 31, 2025 and 2024, was $3.9 million and $7.2 million, respectively. The $3.3 million decrease, or 45.8%, was primarily due to a decrease in interest expense of $1.9 million from lower debt balances and lower interest rates. Additionally, the decrease is due to an increase of interest income of $1.4 million primarily from an increased balance in our investment in U.S. treasury bills.
Other (expense) income, net
Other (expense), income, net for the three months ended March 31, 2025 and 2024, was expense of $0.1 million and income of $0.1 million, respectively.
Gain (loss) in fair value of warrant liability
Gain (loss) in fair value of warrant liability represents the change in the fair value of our warrants between each reporting period or upon the exercise and redemption of our warrants. In February 2025, we completed the redemption of all outstanding warrants.
Income tax provision
Income tax provision for the three months ended March 31, 2025 and 2024, was $4.6 million and $2.7 million, respectively. The $1.9 million increase, or 70.4%, was primarily due to the mark-to-market warrant liability adjustment, and Section 162(m) officer compensation.
Our effective tax rates in fiscal 2025 and future periods may fluctuate, as a result of changes in our forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets; changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net income (loss)
Net income (loss) for the three months ended March 31, 2025 and 2024, was a net income of $27.0 million and a net loss of $9.4 million, respectively. Net income (loss) changed by $36.4 million mainly due to a $18.6 million increase in revenue and $28.6 million change in the fair value change of warrant liability.

Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income (loss) excluding income tax provision; interest expense, net; depreciation and amortization; stock-based compensation expense; change in fair value of warrant liability; and severance expense, litigation-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$27,019	$(9,406)
Interest expense, net	3,875	7,185
Income tax provision	4,551	2,680
Depreciation and amortization	3,477	4,119
Litigation related costs (1)	226	422
Stock-based compensation expense	10,947	7,869
Severance expense (2)	499	58
Change in fair value of warrant liability (3)	(9,905)	18,680
Adjusted EBITDA	$40,689	$31,607
Revenue	$93,938	$75,345
Net income (loss) margin	28.8%	(12.5)%
Adjusted EBITDA Margin	43.3%	41.9%
_________________
(1)Litigation-related costs that are unrelated to our core ongoing business operations primarily represent external legal fees associated with outstanding litigation or regulatory matters outside of the ordinary course, such as fees incurred in connection with the potential Norwegian Data Protection Authority fine and CWA unionization.
(2)Severance expense relates to severance incurred for employees who elected not to relocate or participate in our RTO Plan and other severance arrangements.
(3)Change in fair value of warrant liability relates to the warrants that were remeasured upon exercise or redemption. In February 2025, we completed the redemption of all outstanding warrants.
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
The following table presents the reconciliation of net cash provided by operating activities to free cash flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$23,793	$20,449
Less:
Capitalized development software costs and purchases of property and equipment	(628)	(1,148)
Free cash flow	$23,165	$19,301

Operating cash flow conversion (1)	88.1%	(217.4)%
Free cash flow conversion	56.9%	61.1%
_________________
(1)Operating cash flow conversion represents net cash provided by operating activities as a percentage of net income (loss).
Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2025 and 2024
The following table summarizes our total cash and cash equivalents, and cash flows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cash, and cash equivalents, including restricted cash (as of the end of period)	$256,473	$22,153

Net cash provided by (used in):
Operating activities	$23,793	$20,449
Investing activities	(628)	(1,148)
Financing activities	173,551	(26,146)
Net change in cash and cash equivalents	$196,716	$(6,845)
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
During the three months ended March 31, 2025, our operations provided $23.8 million of cash, which was primarily attributable to our net income, adjusted for non-cash items, including $3.5 million in depreciation and amortization, and $10.9 million in stock-based compensation, partially offset by a $9.9 million gain in fair value of warrant liability, and the cash flow impact from a change in operating asset and liabilities of $8.7 million, primarily from a $1.3 million decrease in accrued expenses and other current liabilities due to timing of payments and a $3.7 million increase in account receivables due to increase in direct revenue and indirect revenue during the year.
During the three months ended March 31, 2024, our operations provided $20.4 million of cash, which was primarily attributable to our net loss of $9.4 million, adjusted for non-cash items, including $4.1 million in depreciation and amortization, and $18.7 million in loss in fair value change in warrant liability and, partially offset by the cash flow impact from a change in operating asset and liabilities of $1.0 million, primarily from $2.4 million increase in accrued expenses and other current liabilities due to timing of payments, offset by a $1.5 million increase in account receivables due to increase in direct and indirect revenue during the period.

Cash flows used in investing activities
Net cash used in investing activities for the three months ended March 31, 2025, consisted primarily of additions to capitalized software of $0.5 million.
Net cash used in investing activities for the three months ended March 31, 2024, consisted primarily of additions to capitalized software of $1.0 million.
Cash flows provided by (used in) financing activities
Net cash provided in financing activities for the three months ended March 31, 2025, was $173.6 million, was primarily due to proceeds from the exercise of warrants of $314.1 million. We announced the redemption of all our outstanding warrants in January 2025, which resulted in a significant amount of our warrants being exercised prior to their redemption in February 2025. The proceeds from the exercise of warrants were partially offset by payments for the repurchases of common stock under our stock repurchase program of $132.0 million, payments to tax authorities for employee equity awards of $5.4 million and principal payments of debt of $3.8 million.
Net cash used in financing activities for the three months ended March 31, 2024, was $26.1 million, which consisted primarily of consisted primarily of principal payments of debt of $25.8 million and payments to tax authorities for employee equity awards of $1.3 million.
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
As noted above, in January 2025, we provided notice that we would redeem all of our outstanding warrants, which consisted of (i) 18,560,000 private placement warrants, (ii) 13,799,825 public warrants; (iii) 2,500,000 forward purchase warrants; and (iv) and 2,500,000 backstop warrants, on February 24, 2025. After we announced the redemption of the warrants and before the conclusion of the redemption notice period on February 24, 2025, an aggregate of 27,315,105 warrants were exercised for an aggregate of 27,315,105 shares of our common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to us of $314.1 million. In addition, 9,469,634 warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of our common stock.
As of March 31, 2025, we had cash and cash equivalents of $255.9 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In November 2023, we refinanced our existing credit facility with a $300.0 million term loan and $50.0 million revolving credit facility. We entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “2023 Credit Agreement”) that governs the term loan and revolving credit facility. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the new credit agreement and used the proceeds and cash on hand to repay in full all outstanding obligations under, and terminate, our prior credit agreement with Fortress Credit Corp. As of March 31, 2025, $278.3 million was outstanding under the term loan and $11.6 million was outstanding under the revolving credit facility. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three months ended March 31, 2025, we were not required to make any mandatory repayments.
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
Uses of Cash
Our principal commitments have not materially changed from our Annual Report on Form 10-K for the year ended December 31, 2024, which consist of obligations under the 2023 Credit Agreement, operating leases for office space, and our payments for the use of cloud services. In addition, we are subject to pending legal proceedings from time to time, including a potential Norwegian Data Protection Authority fine. See Note 5, Note 6, and Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025 to March 6, 2027. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2025, we repurchased approximately 8.3 million shares for $141.1 million under the share repurchase program. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. As of May 1, 2025, $273.8 million in aggregate value of shares of Grindr stock remains available under the share repurchase program.
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

There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. Our exposure to market risk for changes in interest rates relates primarily to our 2023 Credit Agreement and to a lesser extent our cash, cash equivalents, and restricted cash.
As of March 31, 2025, we had debt outstanding under our 2023 Credit Agreement of $272.0 million, a hypothetical 100 basis point change in interest rates would result in approximately $0.7 million additional or lower pre-tax interest expense for the three months ended March 31, 2025.
As of March 31, 2025, our cash, cash equivalent, and restricted cash had a fair value of $256.5 million. Of that amount, a total $252.0 million was invested in money market funds and U.S. treasury bills. The primary purpose of these investments has been to preserve principal until the cash is required to, among other things, continue to invest in our business, pursue other strategic business activities, fund ongoing operations, repay our debt obligations and expand our business. A hypothetical 100 basis point change in interest rates would not have a material effect on pre-tax interest income for the three months ended March 31, 2025.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets. As a result, we are exposed to foreign exchange risk related to certain currencies, primary the Euro and British Pound.
For the three months ended March 31, 2025 and 2024, international revenue accounted for 41.2% and 42.4% of our consolidated revenue, respectively. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than our functional currency, the U.S. dollar. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could impact revenue and distort year-over-year comparability of operating results.
Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of March 31, 2025 and 2024. A hypothetical 10% change in Euro and British Pound, relative to the U.S. dollar, would have changed revenue by $2.1 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively, with all other variables held constant. This accounts for 2.3% and 2.4% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.
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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the three months ended March 31, 2025:

Period	Total Number of shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
(in thousands)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	8,268,937	$17.07	8,268,937	$358,861
(1)In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500.0 million of shares of the Company’s common stock for the period from March 7, 2025 to March 6, 2027. Our stock repurchase program does not obligate us to repurchase a minimum number of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information, see Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Vandana Mehta-Krantz, Chief Financial Officer	Termination	3/5/2025(4)	X		43,565	3/31/2026
Vandana Mehta-Krantz, Chief Financial Officer	Adoption	3/17/2025	X		121,158	6/16/2026
Austin “AJ” Balance, Chief Product Officer	Termination	3/13/2025(5)	X		529,242	12/31/2025
Austin “AJ” Balance, Chief Product Officer	Adoption	3/13/2025(5)	X		202,786	3/7/2026
Zachary Katz, General Counsel & Head of Global Affairs	Termination	3/17/2025(6)	X		30,578	9/30/2025
Zachary Katz, General Counsel & Head of Global Affairs	Adoption	3/17/2025	X		146,568	11/26/2025

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)	Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold was dependent on the satisfaction of certain conditions as set forth in the written plan.
(4)	Represents the termination of a written plan originally adopted on December 10, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(5)
Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on September 17, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As modified, the written plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(6)	Represents the termination of a written plan originally adopted on August 12, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
10.1**#	Amendment to Employment Agreement, dated March 18, 2025, by and between Grindr LLC and George Arison	Form 8-K	001-39714	10.1	March 18, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on May 9, 2025.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)