Form 10-Q
period 2025-06-30
Grindr Inc.
filed 2025-08-08
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 191,977,654 shares of common stock outstanding as of August 4, 2025.

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
•the impact of the regulatory environment and complexities with compliance related to such environment, including maintaining compliance with privacy, data protection, and online safety laws and regulations, as well as laws that may apply to any new products or services we introduce, including in the health and wellness sector;
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, as supplemented by the section titled “Risk Factors” included under Part II, Item 1A, of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Paying Users, Average Paying Users, Average Monthly Active Users (“Average MAUs”), Average Paying User Penetration, Average Direct Revenue per Average Paying User (“ARPPU”), and Average Total Revenue Per User (“ARPU”). We define our key operating measures and how we calculate them in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics.” We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$120,825	$59,152
Accounts receivable, net of allowance of $108 and $39, at June 30, 2025, and December 31, 2024, respectively	57,085	49,599
Prepaid expenses	6,460	2,747
Deferred charges	4,197	3,807
Other current assets	778	1,679
Total current assets	189,345	116,984
Restricted cash	605	605
Property and equipment, net	1,510	1,667
Capitalized software development costs, net	8,077	8,750
Intangible assets, net	65,847	69,872
Goodwill	275,703	275,703
Deferred tax assets	1,242	1,242
Right-of-use assets	4,023	3,053
Other assets	1,268	1,214
Total assets	$547,620	$479,090
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,769	$3,261
Accrued expenses and other current liabilities	37,886	29,578
Current maturities of long-term debt, net	15,000	15,000
Deferred revenue	21,769	19,970
Total current liabilities	76,424	67,809
Long-term debt, net	268,463	275,580
Warrant liability	—	252,178
Lease liability	986	963
Other non-current liabilities	14,057	14,130
Total liabilities	$359,930	$610,660
Commitments and Contingencies (Note 14)
Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at June 30, 2025, and December 31, 2024, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 195,498,498 and 178,567,403 shares issued at June 30, 2025, and December 31, 2024, respectively; 193,322,724 and 177,193,667 outstanding at June 30, 2025, and December 31, 2024, respectively	19	18
Treasury stock	(29,768)	(14,295)
Additional paid-in capital	365,594	74,519
Accumulated deficit	(148,155)	(191,812)
Total stockholders’ equity (deficit)	$187,690	$(131,570)
Total liabilities and stockholders’ equity (deficit)	$547,620	$479,090
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$104,220	$82,345	$198,158	$157,690
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	27,408	20,999	51,950	40,619
Selling, general and administrative expense	36,457	24,802	66,697	51,411
Product development expense	12,941	7,754	23,228	13,495
Depreciation and amortization	3,068	4,235	6,545	8,354
Total operating expenses	79,874	57,790	148,420	113,879
Income from operations	24,346	24,555	49,738	43,811
Other income (expense)
Interest expense, net	(3,564)	(6,669)	(7,439)	(13,854)
Other income (expense), net	510	(227)	658	(344)
Gain (loss) in fair value of warrant liability	—	(35,118)	9,905	(53,798)
Total other income (expense), net	(3,054)	(42,014)	3,124	(67,996)
Net income (loss) before income tax	21,292	(17,459)	52,862	(24,185)
Income tax provision	4,654	4,965	9,205	7,645
Net income (loss)	$16,638	$(22,424)	$43,657	$(31,830)
Net income (loss) per share
Basic	$0.08	$(0.13)	$0.23	$(0.18)
Diluted	$0.08	$(0.13)	$0.17	$(0.18)
Weighted-average shares outstanding:
Basic	195,973,149	175,676,957	192,887,556	175,395,983
Diluted	199,836,986	175,676,957	200,459,680	175,395,983
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
Net loss	—	—	—	—	—	—	—	(9,406)	(9,406)
Stock-based compensation	—	—	—	—	—	—	6,259	—	6,259
Vested restricted stock units	—	—	363,793	—	—	—	—	—	—
Exercise of stock options	—	—	164,295	—	—	—	916	—	916
Common stock withheld related to net settlement of equity awards	—	—	—	—	157,276	(1,494)	—	—	(1,494)
Balance at March 31, 2024	—	$—	175,905,799	$18	514,516	$(3,648)	$51,830	$(70,217)	$(22,017)
Net loss	—	—	—	—	—	—	—	(22,424)	(22,424)
Stock-based compensation	—	—	—	—	—	—	4,363	—	4,363
Vested restricted stock units	—	—	570,442	—	—	—	—	—	—
Exercise of stock options	—	—	236,129	—	—	—	816	—	816
Common stock withheld related to net settlement of equity awards	—	—	—	—	244,751	(2,484)	—	—	(2,484)
Balance at June 30, 2024	—	$—	176,712,370	$18	759,267	$(6,132)	$57,009	$(92,641)	$(41,746)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) (continued)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	178,567,403	$18	1,373,736	$(14,295)	$74,519	$(191,812)	$(131,570)
Net income	—	—	—	—	—	—	—	27,019	27,019
Stock-based compensation	—	—	—	—	—	—	6,282	—	6,282
Vested restricted stock units	—	—	770,713	—	—	—	7,783	—	7,783
Exercise of stock options	—	—	133,581	—	—	—	616	—	616
Exercise of warrants	—	—	30,733,623	3	—	—	556,337	—	556,340
Repurchase and retirement of common stock	—	—	(8,268,937)	(1)	—	—	(141,138)	—	(141,139)
Common stock withheld related to net settlement of equity awards	—	—	—	—	325,047	(5,515)	—	—	(5,515)
Balance at March 31, 2025	—	$—	201,936,383	$20	1,698,783	$(19,810)	$504,399	$(164,793)	$319,816
Net income	—	—	—	—	—	—	—	16,638	16,638
Stock-based compensation	—	—	—	—	—	—	8,407	—	8,407
Vested restricted stock units	—	—	1,123,567	—	—	—	4,990	—	4,990
Exercise of stock options	—	—	165,568	—	—	—	785	—	785
Repurchase and retirement of common stock	—	—	(7,727,020)	(1)	—	—	(152,987)	—	(152,988)
Common stock withheld related to net settlement of equity awards	—	—	—	—	476,991	(9,958)	—	—	(9,958)
Balance at June 30, 2025	—	$—	195,498,498	$19	2,175,774	$(29,768)	$365,594	$(148,155)	$187,690
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$43,657	$(31,830)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	27,476	15,590
(Gain) loss in fair value of warrant liability	(9,905)	53,798
Amortization of debt discount and issuance costs	447	455
Depreciation and amortization	6,545	8,354
Provision for expected credit losses	69	(692)
Deferred income taxes	—	(846)
Non-cash lease expense	1,396	745
Changes in operating assets and liabilities:
Accounts receivable	(7,555)	(5,691)
Prepaid expenses and deferred charges	(4,103)	(1,345)
Other current assets	901	233
Other assets	(118)	(210)
Accounts payable	(1,561)	(1,101)
Accrued expenses and other current liabilities	3,955	212
Deferred revenue	1,799	141
Lease liability	(1,523)	(1,526)
Other liabilities	(169)	12
Net cash provided by operating activities	61,311	36,299
Investing activities
Purchase of property and equipment	(316)	(375)
Additions to capitalized software development costs	(1,192)	(2,469)
Net cash used in investing activities	$(1,508)	$(2,844)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Financing activities
Proceeds from the exercise of stock options	$1,401	$1,732
Repurchases of common stock under the stock repurchase program	(290,667)	—
Withholding taxes paid on stock-based compensation	(15,430)	(3,935)
Proceeds from the exercise of warrants	314,124	—
Payment for the redemption of warrants	(58)	—
Principal payments on debt	(7,500)	(43,300)
Net cash provided by (used in) financing activities	1,870	(45,503)
Net increase (decrease) in cash, cash equivalents and restricted cash	61,673	(12,048)
Cash, cash equivalents and restricted cash, beginning of the period	59,757	28,998
Cash, cash equivalents and restricted cash, end of the period	$121,430	$16,950

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$120,825	$16,345
Restricted cash	605	605
Cash, cash equivalents and restricted cash	$121,430	$16,950

Supplemental disclosure of cash flow information:
Cash interest paid	$7,011	$13,725
Income taxes paid	$1,340	$7,132
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$99	$224
Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for net settlement of equity awards	$66	$55
Issuance of common stock for the settlement of KPI Awards	$3,609	$2,350
Issuance of common stock for the settlement of certain market condition liability-classified awards	$9,163	$—
Issuance of common stock for the cashless exercise of warrants	$63,029	$—
Issuance of common stock for the exercise of warrants	$179,186	$—
Repurchase of common stock committed but not settled	$3,460	$—
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2024. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results expected for the full year ending December 31, 2025.
Comprehensive income equaled net income for the for the three and six months ended June 30, 2025 and 2024.
Emerging Growth Company Status
Based on the market value of the Company’s common equity held by non-affiliates as of June 30, 2025 (the last business day of the Company’s most recently completed second fiscal quarter), the Company will cease to qualify as an emerging growth company (as described in Section 107(b) of the Jumpstart Our Business Startups Act of 2012) as of the end of the fiscal year ended December 31, 2025. As a result, the Company will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the Company will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.

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
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s credit agreement balances as disclosed in Note 5 are measured based on prices quoted from a third-party financial institution.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
As of June 30, 2025, and December 31, 2024, the accounts receivable balances, net of allowances, were $57,085 and $49,599, respectively. The opening balance of accounts receivable, net of allowances, was $33,906 as of January 1, 2024.
Deferred Revenue
Deferred revenue consists of payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the terms of the applicable subscription period or expected completion of the performance obligation, which range from one week to twelve months. As of June 30, 2025, and December 31, 2024, the deferred revenue balances were $21,769 and $19,970, respectively. The opening balance of deferred revenue was $19,181 as of January 1, 2024.
For the three and six months ended June 30, 2025, the Company recognized $3,467 and $17,322 of revenue that was included in the deferred revenue balance as of December 31, 2024. For the three and six months ended June 30, 2024, the Company recognized $3,435 and $16,619 of revenue that was included in the deferred revenue balance as of December 31, 2023.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct revenue	$86,948	$69,918	$167,025	$134,296
Indirect revenue	17,272	12,427	31,133	23,394
	$104,220	$82,345	$198,158	$157,690

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America (1)	$63,151	$50,106	$120,951	$95,609
Europe	24,352	19,705	45,498	37,812
Rest of the world	16,717	12,534	31,709	24,269
	$104,220	$82,345	$198,158	$157,690
(1)North America includes revenue generated from the U.S. and Canada.
During the three and six months ended June 30, 2025, revenue generated from the U.S., the Company's country of domicile, amounted to $60,416 and $115,694, respectively. During the three and six months ended June 30, 2024, revenue generated from the U.S. amounted to $47,865 and $91,252, respectively.
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
The CODM assesses performance for the Company’s single operating segment based on net income (loss) that is also reported on the condensed consolidated statement of operations as “Net income (loss)”. Significant segment expenses that are regularly reviewed by the CODM include: cost of revenue; stock-based compensation; employee compensation (e.g. payroll, benefits, commissions) and contractor expense, excluding stock-based compensation; sales and marketing expense

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
(excluding commissions); professional services expense; and general and administrative expense (all other non-compensation corporate overhead). The measure of segment assets is reported on the consolidated balance sheets as “Total assets”. Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.
Information about the Company's single reportable segment revenue, segment net income (loss), and significant segment expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$104,220	$82,345	$198,158	$157,690
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	27,408	20,999	51,950	40,619
Employee compensation and contractor expense, excluding stock-based compensation expense	18,238	15,444	36,978	28,803
Stock-based compensation expense	16,529	7,721	27,476	15,590
Sales and marketing expense	3,013	2,028	4,914	3,102
Professional services expense	6,980	4,314	11,994	10,249
Other general and administrative expense	4,638	3,049	8,563	7,162
Depreciation and amortization	3,068	4,235	6,545	8,354
Total operating expenses	79,874	57,790	148,420	113,879
Income from operations	24,346	24,555	49,738	43,811
Interest expense, net	3,564	6,669	7,439	13,854
Other (income) expense, net(1)	(510)	35,345	(10,563)	54,142
Income tax provision	4,654	4,965	9,205	7,645
Net income (loss)	$16,638	$(22,424)	$43,657	$(31,830)
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
3.Other Current Assets
Other current assets consist of the following:

	June 30, 2025	December 31, 2024
Cloud computing arrangements implementation costs	$59	$95
Income tax receivable	—	585
Other current assets	719	999
	$778	$1,679
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Income and other taxes payable	$9,388	$1,963
Litigation-related funds received from escrow (see Note 14)	5,929	5,929
Employee compensation and benefits	4,963	13,435
Accrued interest payable	3,574	96
Repurchase of common stock payable (see Note 8)	3,460	—
Lease liability, short-term	3,190	2,370
Accrued legal expense	1,876	469
Accrued professional service fees	1,870	1,101
Accrued infrastructure expense	1,749	1,557
Other accrued expenses	1,887	2,658
	$37,886	$29,578
5.Debt
Total debt for the Company is comprised of the following:

	June 30, 2025	December 31, 2024
Senior Term Loan Facility	$274,500	$282,000
Senior Revolving Facility	11,600	11,600
	286,100	293,600
Less: unamortized debt issuance and discount costs	(2,637)	(3,020)
Total debt	283,463	290,580
Less: current maturities of long-term debt	(15,000)	(15,000)
Long-term debt	$268,463	$275,580
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
On November 28, 2023, Grindr Capital borrowed the full amount of the Senior Term Loan Facility and $44,400 under the Senior Revolving Facility. Proceeds from the initial drawings under the 2023 Credit Facilities and cash on hand were used to repay in full outstanding obligations under the Company's previous credit agreement and to pay fees, premiums, costs, and expenses, including fees payable in connection with the 2023 Credit Agreement. Unused commitments under the 2023 Credit Agreement as of June 30, 2025, amounted to $38,400. As of June 30, 2025, and December 31, 2024, there were no swingline loans or letters of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of June 30, 2025, and December 31, 2024, is 7.1% and 7.2%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.50% per annum, depending on the total net leverage ratio of the Company. For the three and six months ended June 30, 2025, the Company’s commitment fee was not significant.
The Senior Term Loan Facility will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the initial closing date of the 2023 Credit Agreement, until the final maturity date on November 28, 2028. The Senior Term Loan Facility may also be prepaid, in whole or in part, at any time and from time to time, without prepayment premiums. Any borrowing under the Senior Revolving Facility may be repaid, in whole or in part, at any time and from time to time, subject to prior notice and accompanied by accrued interest and break funding payments, and any amounts repaid may be reborrowed, in each case, until the maturity date on November 28, 2028.
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required first, under the Senior Term Loan Facility, and then, under the Senior Revolving Facility in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and six months ended June 30, 2025, the Company was not required to make any mandatory prepayments.
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
For the three and six months ended June 30, 2025, the Company did not incur debt issuance costs in conjunction with the 2023 Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the condensed consolidated statements of operations.
Covenants
The 2023 Credit Agreement includes financial covenants, including the requirement for the Company to maintain (i) a total net leverage ratio no greater than a specified level, currently 3.50:1.00 prior to and through December 31, 2025 and no greater than 3.00:1.00 thereafter; and (ii) a fixed charge coverage ratio no less than 1.15:1.00 from March 31, 2024 and thereafter.
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
transactions. At June 30, 2025, and December 31, 2024, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances are measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of June 30, 2025, and December 31, 2024, were $284,670 and $292,132, respectively.
6.Leases
Operating Leases
Company as a lessee
The Company enters into operating leases in the normal course of business, primarily for office space. As of June 30, 2025, the Company had five operating leases with remaining lease terms of less than one year to three years.
In conjunction with one of the operating leases, the Company secured a letter of credit for $1,392, which is recorded as “Restricted cash” on the consolidated balance sheets. As of June 30, 2025, and December 31, 2024, the balance of this letter of credit was $605 and $605, respectively.
Components of lease cost included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$834	$523	$1,549	$936
Short-term lease cost	78	342	224	647
Sublease income	(169)	(237)	(337)	(493)
Total lease cost	$743	$628	$1,436	$1,090
Supplemental cash flow information related to the lease is as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,678	$865
Right-of-use assets obtained in exchange for lease liabilities:
New operating leases entered into during the period	$1,703	$797
Operating lease modification	663	—
	$2,366	$797
Supplemental balance sheet information related to the lease is as follows:

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

	June 30, 2025	December 31, 2024
Assets:
Right-of-use assets	$4,023	$3,053
Liabilities:
Accrued expenses and other current liabilities	$3,190	$2,370
Lease liability, long-term portion	986	963
Total operating lease liabilities	$4,176	$3,333
Weighted average remaining operating lease term (years)	1.4	1.6
Weighted average operating lease discount rate	7.98%	9.14%
The Company’s lease does not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities are as follows:

Remainder of 2025	$1,798
2026	2,117
2027	434
2028	21
Thereafter	—
Total lease payments	$4,370
Less: imputed interest	(194)
Total lease liabilities	$4,176
There were no leases with residual value guarantees or executed leases that had not yet commenced as of June 30, 2025.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant are as follows:

Remainder of 2025	$366
2026	249
Thereafter	—
$615
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
Subsequent to the Company's announcement that it would redeem all of the outstanding Warrants, and prior to the conclusion of the redemption notice period at 5:00 p.m. New York City time on the Redemption Date, an aggregate of: (i) 9,469,634 Warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of common stock; and (ii) 27,315,105 Warrants were exercised for cash in exchange for the issuance of an aggregate of 27,315,105 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $314,124. At the conclusion of the redemption notice period on the Redemption Date, the remaining 575,086 Warrants issued and outstanding were redeemed at a price of $0.10 per Warrant for aggregate cash payment from the Company of $58. The Public Warrants were delisted from the New York Stock Exchange (“NYSE”) pursuant to a Form 25 filed on February 24, 2025, by the NYSE.
The Warrants were remeasured to their fair value on each exercise date or on Redemption Date if the Warrants remained unexercised. The change in fair value for the three and six months ended June 30, 2025, was $0 and a gain of $9,905, respectively. The change in fair value for the three and six months ended June 30, 2024, was a loss of $35,118 and $53,798, respectively. The change in fair value is recognized in the condensed consolidated statements of operations. There were no outstanding Warrants since the Redemption Date.
8.Stockholders’ Equity (Deficit)
Stock Repurchase Program
In March 2025, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program to allow for the repurchase of up to $500,000 of shares of the Company’s common stock for the period from March 7, 2025, to March 6, 2027 (the “Stock Repurchase Program”). During the three months ended June 30, 2025, the Company repurchased and retired 7,727,020 shares of the Company’s common stock for an aggregate purchase price of $152,988, which equates to an average price of $19.80 per share. During the six months ended June 30, 2025, the Company repurchased and retired 15,995,957 shares of the Company’s common stock for an aggregate purchase price of $294,127, which equates to an average price of $18.39 per share. As of June 30, 2025, the Company had an aggregate of $205,873 authorized and remaining under the Stock Repurchase Program. Amounts reflected above are based on the trade date and differ from the condensed consolidated statements of cash flows which reflects stock repurchases based on the settlement date. The difference of $3,460 was accrued and recorded in “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets as of June 30, 2025.
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
During the first quarter of 2025, a market condition award of the Company's Chief Executive Officer was modified to lower a certain market capitalization threshold and establish a date for the modified market capitalization threshold to be met, unless extended by the compensation committee prior to such date. This award was remeasured to its fair value at June 30, 2025.
During the second quarter of 2025, the Company issued RSUs to certain executives upon the achievement of a certain market capitalization threshold. Upon achievement of that market capitalization threshold, the Company issued an aggregate of 208,099 fully vested RSUs to the executives with a total fair value of $4,990.
No other market condition awards were granted or forfeited during the three and six months ended June 30, 2025.
The Company used the Monte Carlo simulation model to value the liability-classified awards. The key inputs into the Monte Carlo simulation as of June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Expected term (in years)	2.3 - 10.0	10.0
Expected stock price volatility (1)	60.0%	60.0%
Risk-free interest rate (2)	3.7% - 4.3%	4.6%
Expected dividend yield (3)	—%	—%
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
During the first quarter of 2024, the Compensation Committee of the Board approved KPI awards and measurement frameworks related to the fiscal year ending December 31, 2024. In March 2025, the Compensation Committee of the Board determined that as of December 31, 2024, such KPIs were achieved. A total of 238,400 shares were issued in the first quarter of 2025 with a total fair value of $3,609. Stock-based compensation expense of $526 related to the service provided through to the date of issuance was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
During the second quarter of 2025, the Compensation Committee of the Board approved KPI awards and measurement frameworks related to the fiscal year ending December 31, 2025. As of June 30, 2025, the liability was measured based on a probability weighted approach and $897 was accrued and recorded in “Other non-current liabilities” in the condensed consolidated balance sheet. For the three and six months ended June 30, 2025, stock-based compensation expense of $897 and $897, respectively, related to the service provided from the grant date through June 30, 2025 were recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
No KPI awards were forfeited during the three and six months ended June 30, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Time-based Awards Activity
The following table summarizes the unvested time-based RSU activity during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	6,110,486	$9.66
Granted	2,318,933	$21.46
Vested	(1,219,086)	$9.87
Forfeited or expired	(178,276)	$12.34
Outstanding at June 30, 2025	7,032,057	$13.44
2020 Plan
Stock options
The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	705,116	$5.00
Exercised	(299,149)	$4.69
Forfeited or expired	(24,973)	$7.16
Outstanding at June 30, 2025	380,994	$5.10
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$13,714	$6,917	$23,425	$14,340
Product development expenses	2,815	804	4,051	1,250
	$16,529	$7,721	$27,476	$15,590
Stock-based compensation expense that was capitalized as an asset was $17 and $83 for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense that was capitalized as an asset was $56 and $88 for the three and six months ended June 30, 2024, respectively.
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
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.
For the three and six months ended June 30, 2025, the Company recorded an income tax provision of $4,654 and $9,205, respectively. For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $4,965 and $7,645, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% because of the nondeductible fair value adjustments on the change in the warrant liabilities and was also impacted by nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit.
11.Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$16,638	$(22,424)	$43,657	$(31,830)
Gain on fair value of warrant liabilities	—	—	(9,905)	—
Net income (loss) adjusted for gain on fair value of warrant liabilities	$16,638	$(22,424)	$33,752	$(31,830)
Denominator:
Basic weighted average shares of common stock outstanding	195,973,149	175,676,957	192,887,556	175,395,983
Diluted effect of stock-based awards	3,789,896	—	3,702,120	—
Diluted effect of warrants	—	—	3,685,883	—
Diluted effect of market condition equity awards	73,941	—	92,758	—
Diluted effect of KPI awards	—	—	91,363	—
Diluted weighted average shares of common stock outstanding	199,836,986	175,676,957	200,459,680	175,395,983

Net income (loss) per share
Basic	$0.08	$(0.13)	$0.23	$(0.18)
Diluted	$0.08	$(0.13)	$0.17	$(0.18)

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The following table presents the potential shares that are excluded from the computation of diluted net income (loss) per share and income (loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options issued under 2020 Plan	—	1,245,825	—	1,245,825
Time-based RSUs	—	6,390,935	—	6,390,935
Warrants	—	37,360,000	—	37,360,000
Shares issuable for the market condition awards are not included in the table above, as the market condition criterion have not yet been achieved. Such shares are therefore not included in the Company's calculation of basic or diluted net income (loss) per share.
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,913	$44,913	$—	$—
U.S. treasury bills	71,205	71,205	—	—
	$116,118	$116,118	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$22,787	$22,787	$—	$—
U.S. treasury bills	20,221	20,221	—	—
	$43,008	$43,008	$—	$—

Liabilities:
Common stock warrant liabilities	$252,178	$126,898	$125,280	$—
Money market funds and U.S. treasury bills
The money market funds and U.S. treasury bills are classified within Level 1 as these securities are traded on an active public market.
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC Topic 815, Derivatives and Hedging (see Note 7). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. See Note 7 for additional information on the Company's Warrants.
The following table presents the changes in the fair value of warrant liability:

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

Total Warrant Liability
Fair value as of December 31, 2024	$252,178
Change in fair value of warrant liability	(9,905)
Exercise and redemption of Warrants	(242,273)
Fair value as of June 30, 2025	$—
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
14.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2025, amounts accrued for contingent losses were not material to its financial position.
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,904 using the exchange rate as of June 30, 2025) for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $6,438 using the exchange rate as of June 30, 2025). Grindr LLC filed an appeal with the NDPA. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited (“Kunlun”) entered into an escrow agreement providing for Grindr Group's access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC's appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the “NPAB”).
On December 7, 2022, the NDPA upheld the reduced administrative fine against Grindr LLC and the appeal was sent to the NPAB for further consideration. On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On October 27, 2023, Grindr LLC filed suit in Oslo District Court to overturn the NPAB's decision, including to eliminate the fine. On July 1, 2024, the Oslo District Court upheld the prior decision and ordered Grindr to pay the government attorneys fees of approximately $50. Grindr filed its appeal of the Oslo District Court's decision with the Norwegian Appeals Court on September 13, 2024, and an appeal hearing is scheduled for August 12, 2025.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
sharing information with third parties without their explicit consent. The petitioner asserts several causes of action under Israeli law, including privacy breaches, unlawful enrichment, and negligence, as well as causes of action under California law, including privacy violations under the California Constitution and California common law, negligence, violation of the Unfair Competition Law, and unjust enrichment. The statement of claims seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. On December 22, 2022, Grindr LLC filed its opposition to class certification. Following a case management conference on October 7, 2024, the court directed the plaintiff to file its reply to Grindr's opposition by November 11, 2024. The parties have reached a settlement, which has been approved by the court, to which the class or the Israeli Attorney General have 45 days to object (subject to extensions).
UK Group Action
On April 15, 2025, the Company and Grindr LLC were served with proceedings in the English Court, which proceedings were originally issued in April 2024, brought by a UK law firm on behalf of 10,080 alleged Grindr users from a period between 2009 and 2020 alleging unlawful processing of their personal data in breach of UK data protection laws and misuse of their private information. On April 24, 2025, the UK law firm notified the Company and Grindr LLC that a second claim had been issued making identical claims on behalf of 421 further Grindr users and, because of procedural defects before the claim was served, 9,436 of the claimants in the first case. By agreement, the first claim against the Company has been dismissed and the proceedings continue only against Grindr LLC. The second claim has not yet been served, but the Company assumes it will be against Grindr LLC. At this time, it is too early to determine the likely outcome of these matters.
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
Overview
Grindr Inc.’s (“Grindr”, “we”, “us”, “our” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 14.9 million Average MAUs and 1.2 million Average Paying Users for the three months ended June 30, 2025, as compared to 14.1 million Average MAUs and 1.1 million Average Paying Users for the three months ended June 30, 2024. We had 14.7 million Average MAUs and 1.2 million Average Paying Users for the six months ended June 30, 2025, as compared to 13.9 million Average MAUs and 1.0 million Average Paying Users for the six months ended June 30, 2024. Through gayborhood expansion initiatives, we are developing new products for users to engage with the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) people in partnership with organizations in every region of the world.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products. A substantial portion of our revenue is from direct revenue, representing 83.4% and 84.9% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 84.3% and 85.2% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Direct revenue is derived from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We also offer premium add-ons on a pay-per-use, or a-la-carte, basis. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the gay, bisexual, transgender, and queer (“GBTQ”) social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 16.6% and 15.1% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 15.7% and 14.8% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Indirect revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities to advertisers, including in-app banners, full-screen interstitials, and other customized units, typically sold on a cost per mille (“CPM”) basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
We generated $104.2 million and $82.3 million of revenue for the three months ended June 30, 2025 and 2024, respectively, and we generated $198.2 million and $157.7 million of revenue for the six months ended June 30, 2025 and 2024, respectively, representing a period-over-period growth of 26.6% and 25.7% as compared to the three-month and six-month periods in 2024, respectively.
We had 1.2 million and 1.1 million Average Paying Users, for the three months ended June 30, 2025 and 2024, respectively, and we had 1.2 million and 1.0 million Average Paying Users, for the six months ended June 30, 2025 and 2024, respectively, representing a period-over-period growth of 16.0% and 15.9% as compared to the three-month and six-month periods in 2024, respectively.
While we have users in over 190 countries and territories, our core markets are currently North America and Europe, from which we derived 84.0% and 84.6% of our total revenues for the six months ended June 30, 2025 and 2024, respectively. We intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users across the globe.
Recent Developments
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
Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Quarterly Report, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. In addition, on November 1, 2024, the local regional office of NLRB issued a complaint on the unfair labor practice charges, and a hearing commenced in May 2025 and is currently ongoing. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Consolidated Results for Three Months Ended June 30, 2025 and 2024
For the three months ended June 30, 2025 and 2024, we generated:
•Revenue of $104.2 million and $82.3 million, respectively. The increase for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was $21.9 million, or 26.6%.
•Net income of $16.6 million and net loss $22.4 million, respectively. The change for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was $39.0 million, or 174.1%. This resulted in a net income margin of 16.0% and net loss margin 27.2%, respectively.
•Adjusted EBITDA of $45.2 million and $36.9 million, respectively. The increase for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was $8.3 million, or 22.5%. This resulted in an Adjusted EBITDA margin of 43.4% and 44.9%, respectively. See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.
Consolidated Results for Six Months Ended June 30, 2025 and 2024
For the six months ended June 30, 2025 and 2024, we generated:
•Revenue of $198.2 million and $157.7 million, respectively. The increase for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was $40.5 million, or 25.7%.
•Net income of $43.7 million and net loss of $31.8 million, respectively. The change for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was $75.5 million, or 237.4%. This resulted in a net income margin of 22.0% and net loss margin 20.2%, respectively.

•Adjusted EBITDA of $85.9 million and $68.6 million, respectively. The increase for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was $17.3 million, or 25.2%. This resulted in an Adjusted EBITDA margin of 43.3% and 43.5%, respectively. See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.
Operating and Financial Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except ARPPU and ARPU)	2025	2024	2025	2024
Key Operating Metrics
Average Paying Users	1,225	1,056	1,197	1,033
Average Monthly Active Users (“Average MAUs”)	14,861	14,051	14,737	13,878
Average Paying User Penetration	8.2%	7.5%	8.1%	7.4%
Average Direct Revenue per Average Paying User (“ARPPU”)	$23.65	$22.08	$23.26	$21.67
Average Total Revenue per User (“ARPU”)	$2.34	$1.95	$2.34	$1.89

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Key Financial and Non-GAAP Metrics(1)
Revenue	$104,220	$82,345	$198,158	$157,690
Direct revenue	$86,948	$69,918	$167,025	$134,296
Indirect revenue	$17,272	$12,427	$31,133	$23,394
Net income (loss)	$16,638	$(22,424)	$43,657	$(31,830)
Net income (loss) margin	16.0%	(27.2)%	22.0%	(20.2)%
Adjusted EBITDA	$45,207	$36,945	$85,896	$68,552
Adjusted EBITDA Margin	43.4%	44.9%	43.3%	43.5%
Net cash provided by operating activities	$37,518	$15,850	$61,311	$36,299
Operating cash flow conversion	225.5%	(70.7)%	140.4%	(114.0)%
Free cash flow	$36,638	$14,154	$59,803	$33,455
Free cash flow conversion	81.0%	38.3%	69.6%	48.8%
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
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness, as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the three months ended June 30, 2025 and 2024, our Average Paying Users were 1.2 million and 1.1 million, respectively, representing an increase of 16.0% period-over-period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we seek to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
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
Investing in Growth While Driving Long-Term Profitability
Key investment areas for us include continuing to expand and enhance our team as well as enhancing our platform and increasing the value we provide our users. Part of our efforts are focused on introducing new products, improving pricing and packaging, and localizing our products in international markets. We are also harnessing artificial intelligence and machine learning, which we refer to as AI/ML, along with prioritizing security and privacy, and improving matching capabilities for successful connections. As part of these ongoing efforts, we are building a full-stack foundation that we refer to as Grindr AI (“gAI”), consisting of a model layer, customer architecture layer, and a application layer, in order to deliver a differentiated, high impact user experience.
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers and product managers. As of June 30, 2025, we had 146 employees globally, 143 of which were full-time employees. In 2025, we continue to expand and enhance our team with new employees and contractors. In doing so, we significantly grew the size of our engineering team, including the expansion of a dedicated contractor team in Colombia. We will continue to selectively supplement immediate capacity and product development needs with contractors, particularly in supporting our engineering function. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. We intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology industry.

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
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenue represents 42.0% and 41.9% of total revenue for the three months ended June 30, 2025 and 2024, respectively. We vary our pricing to align with relative value to local purchasing power and competitors. Our international business typically earns revenue in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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

Results of Operations
Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	% of Total Revenue	2024	% of Total Revenue	2025	% of Total Revenue	2024	% of Total Revenue
Revenue	$104,220	100.0%	$82,345	100.0%	$198,158	100.0%	$157,690	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	27,408	26.3%	20,999	25.5%	51,950	26.2%	40,619	25.8%
Selling, general and administrative expense	36,457	35.0%	24,802	30.1%	66,697	33.7%	51,411	32.6%
Product development expense	12,941	12.4%	7,754	9.4%	23,228	11.7%	13,495	8.6%
Depreciation and amortization	3,068	2.9%	4,235	5.1%	6,545	3.3%	8,354	5.3%
Total operating expenses	79,874	76.6%	57,790	70.2%	148,420	74.9%	113,879	72.2%
Income from operations	24,346	23.4%	24,555	29.8%	49,738	25.1%	43,811	27.8%
Other income (expense)
Interest expense, net	(3,564)	(3.4)%	(6,669)	(8.1)%	(7,439)	(3.8)%	(13,854)	(8.8)%
Other income (expense), net	510	0.5%	(227)	(0.3)%	658	0.3%	(344)	(0.2)%
Gain (loss) in fair value of warrant liability	—	—%	(35,118)	(42.6)%	9,905	5.0%	(53,798)	(34.1)%
Total other income (expense), net	(3,054)	(2.9)%	(42,014)	(51.0)%	3,124	1.6%	(67,996)	(43.1)%
Net income (loss) before income tax	21,292	20.4%	(17,459)	(21.2)%	52,862	26.7%	(24,185)	(15.3)%
Income tax provision	4,654	4.5%	4,965	6.0%	9,205	4.6%	7,645	4.8%
Net income (loss)	$16,638	16.0%	$(22,424)	(27.2)%	$43,657	22.0%	$(31,830)	(20.2)%
Net income (loss) per share
Basic	$0.08		$(0.13)		$0.23		$(0.18)
Diluted	$0.08		$(0.13)		$0.17		$(0.18)
Revenue
Revenue for the three months ended June 30, 2025 and 2024, was $104.2 million and $82.3 million, respectively. The increase in revenue period-over-period was $21.9 million, or 26.6%.
For three months ended June 30, 2025 and 2024, direct revenue was $86.9 million and $69.9 million, respectively. The increase in direct revenue of $17.0 million, or 24.3%, was driven by the period-over-period increases in both ARPPU of $1.57 and Average Paying Users of 169 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers, and fueled continued demand for our premium add-ons. Weekly Unlimited was introduced late in the first quarter of 2024 and there is a continued period-over-period growth of our weekly XTRA subscription. We continue to strengthen our subscription offerings as we enhanced our Recommendations features and made further merchandising and paywall optimizations. Our shorter duration weekly products gave our users lower priced options for both XTRA and Unlimited subscriptions. ARPPU increased by 7.1%, or $1.57, to $23.65 for the three months ended June 30, 2025, from $22.08 for the three months ended June 30, 2024. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the three months ended June 30, 2025, Average Paying Users increased by 169 thousand, from 1.1 million for the three months ended June 30, 2024, to 1.2 million for the three months ended June 30, 2025.
For three months ended June 30, 2025 and 2024, indirect revenue was $17.3 million and $12.4 million, respectively. The increase in indirect revenue of $4.9 million, or 39.5%, was primarily driven by onboarding new third-party advertising partners and increased momentum in our international geographies.
Revenue from North America increased by $13.0 million, or 26.0%, for the three months ended June 30, 2025, to $63.2 million as compared to $50.1 million for the three months ended June 30, 2024. During this same period, revenue from Europe increased by $4.6 million, or 23.6%, to $24.4 million in the three months ended June 30, 2025, as compared to $19.7 million in the three months ended June 30, 2024. Revenue from the remainder of the world increased by

$4.2 million, or 33.4%, to $16.7 million in the three months ended June 30, 2025, as compared to $12.5 million in the three months ended June 30, 2024.
Revenue for the six months ended June 30, 2025 and 2024, was $198.2 million and $157.7 million, respectively. The increase in revenue period-over-period was $40.5 million, or 25.7%.
For six months ended June 30, 2025 and 2024, direct revenue was $167.1 million and $134.3 million, respectively. The increase in direct revenue of $32.8 million, or 24.4%, was driven by the period-over-period increases in both ARPPU of $1.59 and Average Paying Users of 164 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers, and fueled continued demand for our premium add-ons. Weekly Unlimited was introduced late in the first quarter of 2024 and there is a continued period-over-period growth of our weekly XTRA subscription. We continue to strengthen our subscription offerings as we enhanced our Recommendations features and made further merchandising and paywall optimizations. ARPPU increased by 7.3%, or $1.59, to $23.26 for the six months ended June 30, 2025, from $21.67 for the six months ended June 30, 2024. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the six months ended June 30, 2025, Average Paying Users increased by 164 thousand, from 1.0 million for the six months ended June 30, 2024, to 1.2 million for the six months ended June 30, 2025.
For six months ended June 30, 2025 and 2024, indirect revenue was $31.1 million and $23.4 million, respectively. The increase in indirect revenue of $7.7 million, or 32.9%, was primarily driven by onboarding new third-party advertising partners and increased in momentum in our international geographies.
Revenue from North America increased by $25.3 million, or 26.5%, for the six months ended June 30, 2025, to $121.0 million as compared to $95.6 million for the six months ended June 30, 2024. During this same period, revenue from Europe increased by $7.7 million, or 20.3%, to $45.5 million in the six months ended June 30, 2025, as compared to $37.8 million in the six months ended June 30, 2024. Revenue from the remainder of the world increased by $7.4 million, or 30.7%, to $31.7 million in the six months ended June 30, 2025, as compared to $24.3 million in the six months ended June 30, 2024.
Cost of revenue
Cost of revenue for the three months ended June 30, 2025 and 2024, was $27.4 million and $21.0 million, respectively. The $6.4 million increase, or 30.5%, was primarily due to growth in distribution fees of $3.9 million (consistent with direct revenue growth), and increased infrastructure costs of $1.9 million.
Cost of revenue for the six months ended June 30, 2025 and 2024, was $52.0 million and $40.6 million, respectively. The $11.4 million increase, or 28.1%, was primarily due to growth in distribution fees of $7.5 million (consistent with direct revenue growth), and increased infrastructure costs of $2.9 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2025 and 2024, was $36.5 million and $24.8 million, respectively. The $11.7 million increase, or 47.2%, was primarily due to an increase in personnel related expenses of $6.2 million from the increased in stock-based compensation expense of $6.8 million. In addition, there was an increase of $2.6 million in professional, legal and contractors fees and an increase of $1.0 million in marketing expenses.
Selling, general and administrative expense for the six months ended June 30, 2025 and 2024, was $66.7 million and $51.4 million, respectively. The $15.3 million increase, or 29.8%, was primarily due to an increase in personnel related expenses of $10.7 million from the increased stock-based compensation expense of $9.1 million. In addition, there was an increase of $1.8 million in marketing expenses and an increase of $0.8 million in professional, legal and contractors fees.
Product development expense
Product development expense for the three months ended June 30, 2025 and 2024, was $12.9 million and $7.8 million, respectively. The $5.1 million increase, or 65.4%, was primarily due to an increase in contractor fees of $2.3 million to support the engineering function while we continue to scale our team and an increase in personnel related expenses of $2.7 million from the increased headcount, including an increase in stock-based compensation expense of $2.0 million.

Product development expense for the six months ended June 30, 2025 and 2024, was $23.2 million and $13.5 million, respectively. The $9.7 million increase, or 71.9%, was primarily due to an increase in contractor fees of $4.4 million to support the engineering function while we continue to scale our team and an increase in personnel related expenses of $5.5 million from the increased headcount, including an increase in stock-based compensation expense of $2.8 million.
Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2025 and 2024, was $3.1 million and $4.2 million, respectively. The $1.1 million decrease, or 26.2%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $1.3 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2024, customer relationship intangibles were fully amortized in June 2025.
Depreciation and amortization for the six months ended June 30, 2025 and 2024, was $6.5 million and $8.4 million, respectively. The $1.9 million decrease, or 22.6%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $2.2 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2024, customer relationship intangibles were fully amortized in June 2025.
Interest expense, net
Interest expense, net for the three months ended June 30, 2025 and 2024, was $3.6 million and $6.7 million, respectively. The $3.1 million decrease, or 46.3%, was primarily due to a decrease in interest expense of $1.4 million from lower debt balances and lower interest rates. Additionally, the decrease is due to an increase of interest income of $1.7 million primarily from an increased balance in our investment in U.S. treasury bills.
Interest expense, net for the six months ended June 30, 2025 and 2024, was $7.4 million and $13.9 million, respectively. The $6.5 million decrease, or 46.8%, was primarily due to a decrease in interest expense of $3.3 million from lower debt balances and lower interest rates. Additionally, the decrease is due to an increase of interest income of $3.1 million primarily from an increased balance in our investment in U.S. treasury bills.
Other income (expense), net
Other income (expense), net for the three months ended June 30, 2025 and 2024, was income of $0.5 million and expense of $0.2 million, respectively.
Other income (expense), net for the six months ended June 30, 2025 and 2024, was income of $0.7 million and expense of $0.3 million, respectively.
Gain (loss) in fair value of warrant liability
Gain (loss) in fair value of warrant liability represents the change in the fair value of our warrants between each reporting period or upon the exercise and redemption of our warrants. In February 2025, we completed the redemption of all outstanding warrants.
Income tax provision
Income tax provision for the three months ended June 30, 2025 and 2024, was $4.7 million and $5.0 million, respectively. The $0.3 million decrease, or 6.0%, was primarily due to the mark-to-market warrant liability adjustment, and Section 162(m) officer compensation.
Income tax provision for the six months ended June 30, 2025 and 2024, was $9.2 million and $7.6 million, respectively. The $1.6 million increase, or 21.1%, was primarily due to the mark-to-market warrant liability adjustment, Section 162(m) officer compensation, and the foreign derived intangible income deduction.
Our effective tax rates in fiscal 2025 and future periods may fluctuate, as a result of changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net income (loss)
Net income (loss) for the three months ended June 30, 2025 and 2024, was a net income of $16.6 million and a net loss of $22.4 million, respectively. Net income (loss) changed by $39.0 million mainly due to a $21.9 million increase in revenue and $35.1 million change in the fair value change of warrant liability.

Net income (loss) for the six months ended June 30, 2025 and 2024, was a net income of $43.7 million and a net loss of $31.8 million, respectively. Net income (loss) changed by $75.5 million mainly due to a $40.5 million increase in revenue and $63.7 million change in the fair value change of warrant liability.
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
Our management uses these measures internally to evaluate the performance of our business and these measures are among of the primary metrics by which management and other employees are compensated. We exclude the above items as some are non-cash in nature and others may not be representative of normal operating results. While we believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with U.S. GAAP.
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$16,638	$(22,424)	$43,657	$(31,830)
Interest expense, net	3,564	6,669	7,439	13,854
Income tax provision	4,654	4,965	9,205	7,645
Depreciation and amortization	3,068	4,235	6,545	8,354
Litigation-related costs (1)	754	661	980	1,083
Stock-based compensation expense	16,529	7,721	27,476	15,590
Severance expense (2)	—	—	499	58
Change in fair value of warrant liability (3)	—	35,118	(9,905)	53,798
Adjusted EBITDA	$45,207	$36,945	$85,896	$68,552
Revenue	$104,220	$82,345	$198,158	$157,690
Net income (loss) margin	16.0%	(27.2)%	22.0%	(20.2)%
Adjusted EBITDA Margin	43.4%	44.9%	43.3%	43.5%
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
The following table presents the reconciliation of net cash provided by operating activities to free cash flow for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$37,518	$15,850	$61,311	$36,299
Less:
Capitalized development software costs and purchases of property and equipment	(880)	(1,696)	(1,508)	(2,844)
Free cash flow	$36,638	$14,154	$59,803	$33,455

Operating cash flow conversion (1)	225.5%	(70.7)%	140.4%	(114.0)%
Free cash flow conversion	81.0%	38.3%	69.6%	48.8%
_________________
(1)Operating cash flow conversion represents net cash provided by operating activities as a percentage of net income (loss).
Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2025 and 2024
The following table summarizes our total cash and cash equivalents, and cash flows:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Cash, and cash equivalents, including restricted cash (as of the end of period)	$121,430	$16,950

Net cash provided by (used in):
Operating activities	$61,311	$36,299
Investing activities	(1,508)	(2,844)
Financing activities	1,870	(45,503)
Net change in cash and cash equivalents	$61,673	$(12,048)
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
During the six months ended June 30, 2025, our operations provided $61.3 million of cash, which was primarily attributable to our net income of $43.7 million, adjusted for non-cash items, including $27.5 million in stock-based compensation and $6.5 million in depreciation and amortization, partially offset by $9.9 million gain in fair value of warrant liability, and the cash flow impact from a change in operating asset and liabilities of $8.4 million, primarily from

$4.0 million decrease in accrued expenses and other current liabilities due to timing of payments and $7.6 million increase in account receivables due to increase in direct revenue and indirect revenue during the year.
During the six months ended June 30, 2024, our operations provided $36.3 million of cash, which was primarily attributable to our net loss of $31.8 million, adjusted for non-cash items, which include $53.8 million in loss in fair value of warrant liability, stock-based compensation of $15.6 million, and $8.4 million in depreciation and amortization, partially offset by a decrease in net working capital of $9.3 million, primarily from $5.7 million increase in account receivables due to increase in direct revenue and indirect revenue during the year.
Cash flows used in investing activities
Net cash used in investing activities for the six months ended June 30, 2025, consisted primarily of additions to capitalized software of $1.2 million.
Net cash used in investing activities for the six months ended June 30, 2024, consisted primarily of additions to capitalized software of $2.5 million.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities for the six months ended June 30, 2025, which was $1.9 million, was due to proceeds from the exercise of warrants of $314.1 million. We announced the redemption of all our outstanding warrants in January 2025, which resulted in a significant amount of our warrants being exercised prior to their redemption in February 2025. The proceeds from the exercise of warrants were offset by payments for the repurchases of common stock under our stock repurchase program of $290.7 million, principal payments of debt of $7.5 million, and payments to tax authorities for employee equity awards of $15.4 million.
Net cash used in financing activities for the six months ended June 30, 2024, was $45.5 million, which consisted primarily of consisted primarily of principal payments of debt of $43.3 million and payments to tax authorities for employee equity awards of $3.9 million.
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
As of June 30, 2025, we had cash and cash equivalents of $120.8 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In November 2023, we refinanced our existing credit facility with a $300.0 million term loan and $50.0 million revolving credit facility. We entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “2023 Credit Agreement”) that governs the term loan and revolving credit facility. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the new credit agreement and used the proceeds and cash on hand to repay in full all outstanding obligations under, and terminate, our prior credit agreement with Fortress Credit Corp. As of June 30, 2025, $274.5 million was outstanding under the term loan and $11.6 million was outstanding under the revolving credit facility. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
The term loan will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the initial closing date of the 2023 Credit Agreement, until the final maturity date on November 28, 2028. The Senior Term Loan Facility may also be prepaid, in whole or in part, at any time and from time to time, without prepayment premiums. Any borrowings under the revolving credit facility may be repaid, in whole or in part, at any time and from time to time without any other premium or penalty, and any amounts repaid under the revolving credit facility may be reborrowed, in each case, until the maturity date on November 28, 2028.
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required first, under the Senior Term Loan Facility, and then, under the Senior Revolving Facility in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and six months ended June 30, 2025, we were not required to make any mandatory repayments.
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
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025 to March 6, 2027. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2025, we repurchased approximately 16.0 million shares for $294.1 million under the share repurchase program. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. As of August 1, 2025, $174.7 million in aggregate value of shares of Grindr stock remains available under the share repurchase program.
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
As of June 30, 2025, we had debt outstanding under our 2023 Credit Agreement of $268.5 million, a hypothetical 100 basis point change in interest rates would result in approximately $1.5 million additional or lower pre-tax interest expense for the six months ended June 30, 2025.
As of June 30, 2025, our cash, cash equivalent, and restricted cash had a fair value of $121.4 million. Of that amount, a total $116.1 million was invested in money market funds and U.S. treasury bills. The primary purpose of these investments has been to preserve principal until the cash is required to, among other things, continue to invest in our business, pursue other strategic business activities, fund ongoing operations, repay our debt obligations and expand our business. Due to the nature of these instruments, we believe that we do not have any material exposure as a result of changes in interest rates. As of June 30, 2025, a hypothetical 100 basis point change in interest rates would not have a material effect on pre-tax interest income.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets. As a result, we are exposed to foreign exchange risk related to certain currencies, primary the Euro and British Pound.
For the six months ended June 30, 2025 and 2024, international revenue accounted for 42.0% and 41.9% of our consolidated revenue, respectively. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than our functional currency, the U.S. dollar. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could impact revenue and distort year-over-year comparability of operating results.
Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of June 30, 2025 and 2024. A hypothetical 10% change in Euro and British Pound, relative to the U.S. dollar, would have changed revenue by $2.4 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively, with all other variables held constant. This accounts for 2.3% and 2.4% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.
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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
We have adopted and are continuing to develop AI/ML technologies, processes, and algorithms—including generative AI—into our daily operations, including by deploying generative AI and machine learning into our products and services to identify and eliminate spam and bad actors, to provide new features, to improve user connections, and to streamline internal operations like customer support. This may result in adverse effects on our operations, legal liability exposure, reputation, and competitive dynamics. The use of AI/ML technologies and processes, including generative AI, at scale is relatively new, and may lead to challenges, concerns, and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
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
We are increasingly using AI/ML to enhance our products and services, including by training or tuning models using data collected through user interactions. These activities may expose us to regulatory, legal, and reputational risks, particularly with respect to the repurposing of personal data for AI/ML training. Identifying an appropriate legal basis and, where required, obtaining valid and informed consent for such processing presents significant compliance challenges across the multiple jurisdictions in which we operate. The complex interplay between data protection, consumer protection, and emerging AI regulatory frameworks introduces legal uncertainty and may require continuous reassessment of our practices. Furthermore, our data practices, particularly with respect to sensitive or special category data, in connection with user interactions and AI/ML have in the past attracted and may continue to attract scrutiny from consumer advocacy groups, regulatory authorities, and other stakeholders, and could result in reputational harm, enforcement actions, or litigation. In particular, there is a risk that such practices could give rise to regulatory actions, class action claims, or mass complaints alleging unfair, deceptive, or unlawful data processing.
Uncertainty in the legal and regulatory regime relating to AI/ML and emerging ethical issues surrounding the use of these technologies may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing the use of AI/ML. For example, the European Union’s Artificial Intelligence Act (“AI Act”), which has an extraterritorial reach and bans AI applications that pose an unacceptable level of risk and establishes obligations for AI providers and organizations developing or deploying AI systems. The AI Act provides for fines of up to 35 million Euro or 7% of annual global revenue for violations of the prohibited AI restrictions, and fines of up to 15 million Euro or 3% of annual global revenue for violations of most other obligations. We expect other jurisdictions will adopt similar laws (e.g., Brazil). More restrictive legislation may render the use of AI/ML technologies challenging, and existing laws and regulations may apply to us or our vendors in new ways. We may experience challenges in adapting our operations and services to such legislation, if applicable.
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
None.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the three months ended June 30, 2025:

Period	Total Number of shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(in thousands)
April 1, 2025 - April 30, 2025	4,739,562	$17.94	4,739,562	$273,822
May 1, 2025 - May 31, 2025	—	$—	—	$273,822
June 1 2025 - June 30, 2025	2,987,458	$22.74	2,987,458	$205,873
	7,727,020	$19.80	7,727,020
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 4, 2025, Daniel I. Weinstein announced his intention to resign as Chief Accounting Officer of the Company, effective August 7, 2025, in order to accept a position outside of the Company. Mr. Weinstein’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.
The Company has retained Fuad Ahmad, a partner at FLG Partners, LLC (“FLG Partners”), a chief executive officer and chief financial officer consulting practice and board advisory services firm, as a Financial Advisor and, in his capacity as a non-employee consultant, appointed Mr. Ahmad as the Company’s principal accounting officer effective August 8, 2025.
Mr. Ahmad, 55, has been a partner at FLG Partners since 2013. From November 2020 to March 2025, he served as CFO of Iridex Corporation (Nasdaq: IRIX), a medical device company. Prior to that, Mr. Ahmad served as CFO at each of Mitek Systems (Nasdaq: MITK), Vaxart, Inc. (Nasdaq: VXRT), Cutera, Inc., and Telenav, Inc. Prior to joining FLG Partners, he served as CFO of Sezmi Corporation, a Morgenthaler Ventures-backed cloud-based software platform. Prior to his service with Sezmi Corporation, Mr. Ahmad served as Senior Vice President and CFO of Globalstar Inc. (Nasdaq: GSAT), a public company that builds and operates low-earth orbit satellite-based digital telecommunications systems. In this role, Mr. Ahmad was involved in the initial fundraising activities related to building and launching Globalstar’s satellite telecommunications system, including its IPO and various public market and private financing initiatives. Since June 2025, Mr. Ahmad has served as a member of the board of directors and as audit committee chair of Vicarious Surgical Inc. (Nasdaq: RBOT), a robotics company developing a differentiated surgical robotic system to perform minimally invasive surgical procedures. Mr. Ahmad received a B.S. in Finance from Brigham Young University.
In connection with retaining Mr. Ahmad, the Company entered into a Confidential Consulting Agreement with FLG Partners (the “FLG Consulting Agreement”), pursuant to which the Company will pay FLG Partners a rate of $100,000 per month for Mr. Ahmad’s services. The FLG Consulting Agreement has an indefinite term, however, it is subject to termination by either party upon 30 days’ notice.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on August 8, 2025.

GRINDR INC.

By:

/s/ Vandana Mehta-Krantz
Vandana Mehta-Krantz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)