Form 10-Q
period 2025-09-30
Grindr Inc.
filed 2025-11-06
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 184,734,121 shares of common stock outstanding as of November 3, 2025.

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
•the non-binding proposal submitted to our Board of Directors by Messrs. G. Raymond Zage, III and James Fu Bin Lu, who collectively beneficially own, together with their affiliated entities, over 60.0% of the outstanding shares of Grindr’s common stock, to acquire all of the outstanding shares of the Company’s common stock for $18.00 per share in a going private transaction, as disclosed in recent amendments to their respective Schedule 13Ds filed on October 24, 2025;
•the impact of resales of significant volumes of our securities by any of our directors or significant stockholders, including pursuant to one or more margin calls on such stockholders’ loans, on the volatility of our stock price;
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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, as supplemented by the section titled “Risk Factors” included under Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as well as this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Paying Users, Average Paying Users, Average Monthly Active Users (“Average MAUs”), Average Paying User Penetration, Average Direct Revenue per Average Paying User (“ARPPU”), and Average Total Revenue Per User (“ARPU”). We define our key operating measures and how we calculate them in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics.” We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$6,327	$59,152
Accounts receivable, net of allowance of $15 and $39, at September 30, 2025, and December 31, 2024, respectively	58,821	49,599
Prepaid expenses	6,178	2,747
Deferred charges	4,486	3,807
Other current assets	1,492	1,679
Total current assets	77,304	116,984
Restricted cash	605	605
Property and equipment, net	1,464	1,667
Capitalized software development costs, net	12,401	8,750
Intangible assets, net	65,847	69,872
Goodwill	275,703	275,703
Deferred tax assets	1,242	1,242
Right-of-use assets	3,230	3,053
Other assets	1,392	1,214
Total assets	$439,188	$479,090
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$4,107	$3,261
Accrued expenses and other current liabilities	51,308	29,578
Current maturities of long-term debt, net	15,000	15,000
Deferred revenue	23,472	19,970
Total current liabilities	93,887	67,809
Long-term debt, net	264,908	275,580
Warrant liability	—	252,178
Lease liability	672	963
Other non-current liabilities	8,767	14,130
Total liabilities	$368,234	$610,660
Commitments and Contingencies (Note 13)
Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at September 30, 2025, and December 31, 2024, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 184,495,291 and 178,567,403 shares issued at September 30, 2025, and December 31, 2024, respectively; 184,495,291 and 177,193,667 outstanding at September 30, 2025, and December 31, 2024, respectively	18	18
Treasury stock	—	(14,295)
Additional paid-in capital	188,257	74,519
Accumulated deficit	(117,321)	(191,812)
Total stockholders’ equity (deficit)	$70,954	$(131,570)
Total liabilities and stockholders’ equity (deficit)	$439,188	$479,090
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$115,766	$89,325	$313,924	$247,015
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	28,919	22,915	80,869	63,534
Selling, general and administrative expense	29,256	24,976	95,953	76,387
Product development expense	11,088	8,806	34,316	22,301
Depreciation and amortization	1,262	4,241	7,807	12,595
Total operating expenses	70,525	60,938	218,945	174,817
Income from operations	45,241	28,387	94,979	72,198
Other income (expense)
Interest expense, net	(4,668)	(6,400)	(12,107)	(20,254)
Other (expense) income, net	(654)	68	4	(276)
Gain (loss) in fair value of warrant liability	—	8,219	9,905	(45,579)
Total other income (expense), net	(5,322)	1,887	(2,198)	(66,109)
Net income before income tax	39,919	30,274	92,781	6,089
Income tax provision	9,085	5,593	18,290	13,238
Net income (loss)	$30,834	$24,681	$74,491	$(7,149)
Net income (loss) per share
Basic	$0.16	$0.14	$0.39	$(0.04)
Diluted	$0.16	$0.09	$0.33	$(0.04)
Weighted-average shares outstanding:
Basic	189,714,398	176,034,571	191,818,214	175,610,399
Diluted	192,558,285	179,961,828	197,814,259	175,610,399
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
Net loss	—	—	—	—	—	—	—	(9,406)	(9,406)
Stock-based compensation	—	—	—	—	—	—	6,259	—	6,259
Vested restricted stock units, net of withholding tax	—	—	363,793	—	157,276	(1,494)	—	—	(1,494)
Exercise of stock options	—	—	164,295	—	—	—	916	—	916
Balance at March 31, 2024	—	$—	175,905,799	$18	514,516	$(3,648)	$51,830	$(70,217)	$(22,017)
Net loss	—	—	—	—	—	—	—	(22,424)	(22,424)
Stock-based compensation	—	—	—	—	—	—	4,363	—	4,363
Vested restricted stock units, net of withholding tax	—	—	570,442	—	244,751	(2,484)	—	—	(2,484)
Exercise of stock options	—	—	236,129	—	—	—	816	—	816
Balance at June 30, 2024	—	$—	176,712,370	$18	759,267	$(6,132)	$57,009	$(92,641)	$(41,746)
Net income	—	—	—	—	—	—	—	24,681	24,681
Stock-based compensation	—	—	—	—	—	—	5,005	—	5,005
Vested restricted stock units, net of withholding tax	—	—	320,431	—	137,598	(1,644)	—	—	(1,644)
Exercise of stock options	—	—	52,190	—	—	—	299	—	299
Exercise of warrants	—	—	163	—	—	—	2	—	2
Balance at September 30, 2024	—	$—	177,085,154	$18	896,865	$(7,776)	$62,315	$(67,960)	$(13,403)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) (continued)
(in thousands, except per share amounts and share data)

	Preferred Stock (Par value $0.0001)		Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	178,567,403	$18	1,373,736	$(14,295)	$74,519	$(191,812)	$(131,570)
Net income	—	—	—	—	—	—	—	27,019	27,019
Stock-based compensation	—	—	—	—	—	—	6,282	—	6,282
Vested restricted stock units, net of withholding tax	—	—	770,713	—	325,047	(5,515)	7,783	—	2,268
Exercise of stock options	—	—	133,581	—	—	—	616	—	616
Exercise of warrants	—	—	30,733,623	3	—	—	556,337	—	556,340
Repurchase and retirement of common stock	—	—	(8,268,937)	(1)	—	—	(141,138)	—	(141,139)
Balance at March 31, 2025	—	$—	201,936,383	$20	1,698,783	$(19,810)	$504,399	$(164,793)	$319,816
Net income	—	—	—	—	—	—	—	16,638	16,638
Stock-based compensation	—	—	—	—	—	—	8,407	—	8,407
Vested restricted stock units, net of withholding tax	—	—	1,123,567	—	476,991	(9,958)	4,990	—	(4,968)
Exercise of stock options	—	—	165,568	—	—	—	785	—	785
Repurchase and retirement of common stock	—	—	(7,727,020)	(1)	—	—	(152,987)	—	(152,988)
Balance at June 30, 2025	—	$—	195,498,498	$19	2,175,774	$(29,768)	$365,594	$(148,155)	$187,690
Net income	—	—	—	—	—	—	—	30,834	30,834
Stock-based compensation	—	—	—	—	—	—	11,771	—	11,771
Vested restricted stock units, net of withholding tax	—	—	283,434	—	—	—	(3,094)	—	(3,094)
Exercise of stock options	—	—	22,465	—	—	—	132	—	132
Repurchase and retirement of common stock	—	—	(9,133,332)	(1)	—	—	(156,378)	—	(156,379)
Adjustment of treasury stock to additional paid-in capital	—	—	(2,175,774)	—	(2,175,774)	29,768	(29,768)	—	—
Balance at September 30, 2025	—	$—	184,495,291	$18	—	$—	$188,257	$(117,321)	$70,954
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$74,491	$(7,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	33,495	22,642
(Gain) loss in fair value of warrant liability	(9,905)	45,579
Amortization of debt discount and issuance costs	675	683
Depreciation and amortization	7,807	12,595
Provision for expected credit losses	(24)	(642)
Deferred income taxes	—	(1,243)
Non-cash lease expense	2,189	1,237
Changes in operating assets and liabilities:
Accounts receivable	(9,198)	(9,436)
Prepaid expenses and deferred charges	(4,110)	(1,136)
Other current assets	187	1,808
Other assets	(275)	(191)
Accounts payable	793	(1,660)
Accrued expenses and other current liabilities	19,666	3,619
Deferred revenue	3,502	714
Lease liability	(2,366)	(2,008)
Other liabilities	(167)	12
Net cash provided by operating activities	116,760	65,424
Investing activities
Purchase of property and equipment	(524)	(699)
Additions to capitalized software development costs	(5,190)	(3,388)
Net cash used in investing activities	$(5,714)	$(4,087)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Financing activities
Proceeds from the exercise of stock options	$1,533	$2,031
Withholding taxes paid on stock-based compensation	(17,714)	(5,592)
Repurchases of common stock under the stock repurchase program	(450,506)	—
Proceeds from the exercise of warrants	314,124	1
Payment for the redemption of warrants	(58)	—
Principal payments on debt	(11,250)	(47,050)
Net cash used in financing activities	(163,871)	(50,610)
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,825)	10,727
Cash, cash equivalents and restricted cash, beginning of the period	59,757	28,998
Cash, cash equivalents and restricted cash, end of the period	$6,932	$39,725

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,327	$39,120
Restricted cash	605	605
Cash, cash equivalents and restricted cash	$6,932	$39,725

Supplemental disclosure of cash flow information:
Cash interest paid	$12,274	$20,291
Income taxes paid	$904	$9,959
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$973	$292
Supplemental disclosure of non-cash financing activities:
Repurchase of common stock for net settlement of equity awards	$795	$51
Issuance of common stock for the settlement of KPI Awards	$3,609	$2,350
Issuance of common stock for the settlement of certain market condition liability-classified awards	$9,163	$—
Issuance of common stock for the cashless exercise of warrants	$63,029	$—
Issuance of common stock for the exercise of warrants	$179,186	$—
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States (“U.S. GAAP”, or “GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2024. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results expected for the full year ending December 31, 2025. Comprehensive income equaled net income for the three and nine months ended September 30, 2025 and 2024.
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
•Warrant liability — Public Warrants (as defined in Note 6) are classified within Level 1 as these securities are traded on an active public market. Private Warrants (as defined in Note 6) are classified within Level 2. For the periods presented, the Company utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. The Company completed the redemption of all outstanding Public Warrants and Private Warrants in February 2025, see Note 6 for additional information.
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s credit agreement balances as disclosed in Note 4 are measured based on prices quoted from a third-party financial institution.
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
Revenue Recognition
Revenue is recognized when or as a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to in exchange for these goods or services.
The Company derives its revenue from direct revenue and indirect revenue, each, as described below. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
As of September 30, 2025, and December 31, 2024, the accounts receivable balances, net of allowances, were $58,821 and $49,599, respectively. The opening balance of accounts receivable, net of allowances, was $33,906 as of January 1, 2024.
Deferred Revenue
Deferred revenue consists of payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the terms of the applicable subscription period or expected completion of the performance obligation, which range from one week to twelve months. As of September 30, 2025, and December 31, 2024, the deferred revenue balances were $23,472 and $19,970, respectively. The opening balance of deferred revenue was $19,181 as of January 1, 2024.
For the three and nine months ended September 30, 2025, the Company recognized $2,000 and $19,323 of revenue that was included in the deferred revenue balance as of December 31, 2024. For the three and nine months ended September 30, 2024, the Company recognized $1,991 and $18,610 of revenue that was included in the deferred revenue balance as of December 31, 2023.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct revenue	$96,346	$76,907	$263,371	$211,203
Indirect revenue	19,420	12,418	50,553	35,812
	$115,766	$89,325	$313,924	$247,015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic (1)	$66,130	$50,830	$181,824	$142,082
International	49,636	38,495	132,100	104,933
	$115,766	$89,325	$313,924	$247,015
(1) Domestic include revenue generated from the U.S., the Company's country of domicile.
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
The CODM assesses performance for the Company’s single operating segment based on net income (loss) that is also reported on the condensed consolidated statement of operations as “Net income (loss)”. Significant segment expenses that are regularly reviewed by the CODM include: cost of revenue; stock-based compensation; employee compensation (e.g. payroll, benefits and commissions) and contractor expense, excluding stock-based compensation; sales and marketing expense, excluding commissions; professional services expense; and general and administrative expense (all other non-compensation corporate overhead). The measure of segment assets is reported on the consolidated balance sheets as “Total assets”. Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Information about the Company's single reportable segment revenue, segment net income (loss), and significant segment expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$115,766	$89,325	$313,924	$247,015
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	28,919	22,915	80,869	63,534
Employee compensation and contractor expense, excluding stock-based compensation expense	20,660	15,756	57,638	44,559
Stock-based compensation expense	6,019	7,052	33,495	22,642
Sales and marketing expense	2,327	1,680	7,241	4,782
Professional services expense	6,456	5,173	18,450	15,422
Other general and administrative expense	4,882	4,121	13,445	11,283
Depreciation and amortization	1,262	4,241	7,807	12,595
Total operating expenses	70,525	60,938	218,945	174,817
Income from operations	45,241	28,387	94,979	72,198
Interest expense, net	4,668	6,400	12,107	20,254
Other (income) expense, net(1)	654	(8,287)	(9,909)	45,855
Income tax provision	9,085	5,593	18,290	13,238
Net income (loss)	$30,834	$24,681	$74,491	$(7,149)
(1)Other (income) expense, net includes (gain) loss in fair value of warrant liability, and other expenses.
Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The guidance requires all public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to Accounting for Internal Use Software (Subtopic 350-40). This guidance is intended to improve the operability and application of guidance related to capitalized software development costs and removes all references to prescriptive and sequential software development stages. The guidance requires entities to begin capitalizing software costs when management authorizes and commits to funding the software projects, and it is probable that the project will be completed and the software will be used for its intended purpose. The standard is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
3.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Employee compensation and benefits	$12,255	$13,435
Income and other taxes payable	19,100	1,963
Litigation-related matter payable (see Note 13)	6,520	5,929
Accrued interest payable	3,510	96
Lease liability, short-term	2,660	2,370
Accrued legal expense	1,693	469
Accrued infrastructure expense	1,585	1,557
Accrued professional service fees	943	1,101
Other accrued expenses	3,042	2,658
	$51,308	$29,578
4.Debt
Total debt for the Company is comprised of the following:

	September 30, 2025	December 31, 2024
Senior Term Loan Facility	$270,750	$282,000
Senior Revolving Facility	11,600	11,600
	282,350	293,600
Less: unamortized debt issuance and discount costs	(2,442)	(3,020)
Total debt	279,908	290,580
Less: current maturities of long-term debt	(15,000)	(15,000)
Long-term debt	$264,908	$275,580
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
Unused commitments under the 2023 Credit Agreement as of September 30, 2025, amounted to $38,400. As of September 30, 2025, and December 31, 2024, there were no swingline loans or letters of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.0% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of September 30, 2025, and December 31, 2024, is 7.1% and 7.2%, respectively.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.5% per annum, depending on the total net leverage ratio of the Company. For the three and nine months ended September 30, 2025, the Company’s commitment fee was not significant.
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
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required first, under the Senior Term Loan Facility, and then, under the Senior Revolving Facility in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and nine months ended September 30, 2025, the Company was not required to make any mandatory prepayments.
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
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions. At September 30, 2025, and December 31, 2024, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances are measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of September 30, 2025, and December 31, 2024, were $281,729 and $292,132, respectively.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
5.Leases
Operating Leases
Company as a lessee
The Company enters into operating leases in the normal course of business, primarily for office space. As of September 30, 2025, the Company had five operating leases with remaining lease terms of less than one year to 2.5 years.
In conjunction with one of the operating leases, the Company secured a letter of credit which has a balance of $605 and $605, as of September 30, 2025, and December 31, 2024, the balance is recorded as “Restricted cash” on the condensed consolidated balance sheets.
Components of lease cost included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$862	$579	$2,413	$1,515
Short-term lease cost	61	244	285	891
Sublease income	(169)	(169)	(506)	(662)
Total lease cost	$754	$654	$2,192	$1,744
Supplemental cash flow information related to the lease is as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$2,590	$1,485
Right-of-use assets obtained in exchange for lease liabilities:
New operating leases entered into during the period	$1,708	$797
Operating lease modification	663	—
	$2,371	$797
Supplemental balance sheet information related to the lease is as follows:

	September 30, 2025	December 31, 2024
Assets:
Right-of-use assets	$3,230	$3,053
Liabilities:
Accrued expenses and other current liabilities	$2,660	$2,370
Lease liability, long-term portion	672	963
Total operating lease liabilities	$3,332	$3,333
Weighted average remaining operating lease term (years)	1.2	1.6
Weighted average operating lease discount rate	7.8%	9.1%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company’s lease does not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities are as follows:

Remainder of 2025	$886
2026	2,117
2027	434
2028	21
Thereafter	—
Total lease payments	$3,458
Less: imputed interest	(126)
Total lease liabilities	$3,332
There were no leases with residual value guarantees or executed leases that had not yet commenced as of September 30, 2025.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant are as follows:

Remainder of 2025	$169
2026	225
Thereafter	—
$394
6.Warrant Liabilities
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
The Warrants were remeasured to their fair value on each exercise date or on Redemption Date if the Warrants remained unexercised. The change in fair value for the nine months ended September 30, 2025, was a gain of $9,905. The change in fair value for the three and nine months ended September 30, 2024, was a loss of $8,219 and $45,579, respectively. The change in fair value is recognized in the condensed consolidated statements of operations. There were no outstanding Warrants since the Redemption Date.
7.Stockholders’ Equity (Deficit)
Stock Repurchase Program
In March 2025, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program to allow for the repurchase of up to $500,000 of shares of the Company’s common stock for the period from March 7, 2025, to March 6, 2027 (the “Stock Repurchase Program”). During the three months ended September 30, 2025, the Company repurchased and retired 9,133,332 shares of the Company’s common stock for an aggregate purchase price of $156,379, which equates to an average price of $17.12 per share. During the nine months ended September 30, 2025, the Company repurchased and retired 25,129,289 shares of the Company’s common stock for an aggregate purchase price of $450,506, which equates to an average price of $17.93 per share. As of September 30, 2025, the Company had an aggregate of $49,494 authorized and remaining under the Stock Repurchase Program.
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
Treasury Stock
During the third quarter of 2025, the Board determined that all previously recognized net settlement of equity awards should be recognized to additional paid-in capital. The Company adjusted treasury stock to additional paid-in capital in the condensed consolidated statements of stockholders’ equity (deficit) and the condensed consolidated balance sheets to give effect to the change.
8.Stock-based Compensation
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
During the first quarter of 2025, a market condition award of the Company's Chief Executive Officer was modified to lower a certain market capitalization threshold and establish a date for the modified market capitalization threshold to be met, unless extended by the Compensation Committee of the Board (“Compensation Committee”) prior to such date. This award is remeasured to its fair value at the end of each reporting period.

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
No other market condition awards were granted or forfeited during the three and nine months ended September 30, 2025.
The Company used the Monte Carlo simulation model to value the liability-classified awards. The key inputs into the Monte Carlo simulation as of September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Expected term (in years)	2.1 - 10.0	10.0
Expected stock price volatility (1)	45.0% - 55.0%	60.0%
Risk-free interest rate (2)	3.6% - 4.2%	4.6%
Expected dividend yield (3)	—%	—%
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
During the first quarter of 2024, the Compensation Committee approved KPI awards and measurement frameworks related to the fiscal year ending December 31, 2024. In March 2025, the Compensation Committee determined that as of December 31, 2024, such KPIs were achieved. A total of 238,400 shares were issued in the first quarter of 2025 with a total fair value of $3,609. Stock-based compensation expense of $526 related to the service provided through to the date of issuance was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
During the second quarter of 2025, the Compensation Committee approved KPI awards and measurement frameworks related to the fiscal year ending December 31, 2025. As of September 30, 2025, the liability was measured based on a probability weighted approach and $2,664 was accrued and recorded in “Other non-current liabilities” in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, stock-based compensation expense of $1,766 and $2,664, respectively, related to the service provided from the grant date through September 30, 2025 were recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
No KPI awards were forfeited during the three and nine months ended September 30, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Time-based awards activity
The following table summarizes the unvested time-based RSU activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	6,110,486	$9.66
Granted	2,591,261	$21.13
Vested	(1,684,652)	$10.35
Forfeited or expired	(445,151)	$11.73
Outstanding at September 30, 2025	6,571,944	$13.86
Executive awards modification
During the third quarter of 2025, the former chief financial officer of the Company entered into a transition agreement with the Company, pursuant to which she agreed to remain as an employee until March 31, 2026 and continue performing her responsibilities as an officer until a replacement was appointed by the Company. In connection with the transition, the vesting of certain time-based RSU awards will be accelerated if the former chief financial officer remains employed through March 31, 2026, complies with her obligations, including under the transition agreement, through such date; and signs a general release of claims. The Company recognizes expense measured as the fair value of the modified award on a straight-line basis over the requisite service period.
The former chief financial officer of the Company was transitioned to a senior advisor role upon the Board’s appointment of a new chief financial officer on September 30, 2025, effective October 1, 2025. The Company determined that there was no substantive service remaining for the modified awards upon the appointment of the new chief financial officer. As such, the Company recognized all of the incremental stock-based compensation of the modified award, amounting to $1,476, during the three months ended September 30, 2025.
Furthermore, the Company determined that certain time-based RSU awards were modified as a result of the transition and no substantive service remained for these time-based RSU awards. As such, the Company recognized the incremental stock-based compensation on these awards, amounting to $642, during the three months ended September 30, 2025.
2020 Plan
Stock options
The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	705,116	$5.00
Exercised	(321,614)	$4.77
Forfeited or expired	(24,973)	$7.16
Outstanding at September 30, 2025	358,529	$5.05

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$2,655	$5,843	$26,080	$20,183
Product development expenses	3,364	1,209	7,415	2,459
	$6,019	$7,052	$33,495	$22,642
Stock-based compensation expense that was capitalized as an asset was $460 and $543 for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense that was capitalized as an asset was $91 and $179 for the three and nine months ended September 30, 2024, respectively.
9.Income Tax
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
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the OBBBA did not have a significant impact on the Company’s total tax provision as of September 2025, the Company is still evaluating the Company’s position on the elective provisions of the law and the potential impacts of those elections on the condensed consolidated financial statements.
For the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $9,085 and $18,290, respectively. For the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $5,593 and $13,238, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21.0% because of the nondeductible fair value adjustments on the change in the warrant liabilities and was also impacted by nondeductible officer compensation, the foreign derived intangible income deduction, and the research and development credit.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
10.Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$30,834	$24,681	$74,491	$(7,149)
Gain on fair value of warrant liabilities	—	(8,219)	(9,905)	—
Net income (loss) adjusted for gain on fair value of warrant liabilities	$30,834	$16,462	$64,586	$(7,149)
Denominator:
Basic weighted average shares of common stock outstanding	189,714,398	176,034,571	191,818,214	175,610,399
Diluted effect of stock-based awards	2,843,887	2,850,849	3,416,043	—
Diluted effect of warrants	—	1,076,408	2,457,255	—
Diluted effect of market condition equity awards	—	—	61,838	—
Diluted effect of KPI awards	—	—	60,909	—
Diluted weighted average shares of common stock outstanding	192,558,285	179,961,828	197,814,259	175,610,399

Net income (loss) per share
Basic	$0.16	$0.14	$0.39	$(0.04)
Diluted	$0.16	$0.09	$0.33	$(0.04)
The following table presents the potential shares that are excluded from the computation of diluted net income (loss) per share and income (loss) per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options issued under 2020 Plan	—	—	—	1,171,725
Time-based RSUs	1,928,099	—	642,700	6,316,214
Warrants	—	—	—	37,359,837
Shares issuable for the market condition awards and 2025 KPI awards (see Note 8) are not included in the table above, as the market condition criterion and 2025 KPI award targets have not yet been achieved. Such shares are therefore not included in the Company's calculation of basic or diluted net income (loss) per share.
11.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,417	$1,417	$—	$—

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
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC Topic 815, Derivatives and Hedging (see Note 6). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. See Note 6 for additional information on the Company's Warrants.
The following table presents the changes in the fair value of warrant liability:

Total Warrant Liability
Fair value as of December 31, 2024	$252,178
Change in fair value of warrant liability	(9,905)
Exercise and redemption of Warrants	(242,273)
Fair value as of September 30, 2025	$—
12.Related Parties
Warrants redemption
In connection with the Company’s redemption of Warrants as discussed in Note 6, two members of the Board exercised an aggregate of 15,984,566 Warrants, of which, (i) 1,336,124 Warrants were exercised on a cashless basis in exchange for the issuance of 482,340 shares of common stock; and (ii) 14,648,442 Warrants were exercised for cash in exchange for the issuance for an aggregate of 14,648,442 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $168,467.
Governance
As of September 19, 2025, G. Raymond Zage, III, a member of the Board and the Company’s largest stockholder, beneficially owned more than 50% of the Company’s total outstanding shares of common stock. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the NYSE. However, the Company does not currently intend to rely on any of the related corporate governance exemptions.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
13.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025, amounts accrued for contingent losses were not material to its financial position.
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $10,014 using the exchange rate as of September 30, 2025) for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $6,520 using the exchange rate as of September 30, 2025). Grindr LLC filed an appeal with the NDPA. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited (“Kunlun”) entered into an escrow agreement providing for Grindr Group’s access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC’s appeal of the NDPA's decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the “NPAB”).
On December 7, 2022, the NDPA upheld the reduced administrative fine against Grindr LLC and the appeal was sent to the NPAB for further consideration. On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On July 1, 2024, the Oslo District Court upheld the prior decision and ordered Grindr to pay the government attorneys fees of approximately $50. On October 21, 2025, the Norwegian Appeals Court issued its decision, rejecting Grindr’s appeal of the Oslo District Court’s prior ruling and upholding the administrative fine of 65,000 NOK (the equivalent of approximately $6,520 using the exchange rate as of September 30, 2025). The Court of Appeal affirmed the findings of both the District Court and the Norwegian Privacy Appeal Board on all material points. Grindr has a one-month period, starting October 21, 2025, to lodge an appeal before the Supreme Court of Norway.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent and seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. After various filings, the parties reached a settlement in February 2025, which was approved by the court in July 2025, to which the class or the Israeli Attorney General have until late November 2025 to object.
UK Group Action
On April 15, 2025, the Company and Grindr LLC were served with proceedings in the English Court, which proceedings were originally issued in April 2024, brought by a UK law firm on behalf of 10,080 alleged Grindr users from a period between 2009 and 2020 alleging unlawful processing of their personal data in breach of UK data protection laws and misuse of their private information. On April 24, 2025, the UK law firm notified the Company and Grindr LLC that a second claim had been issued making identical claims on behalf of further Grindr users. The UK law firm has since confirmed that the second claim has been brought on behalf of 1,964 alleged users. By agreement, the first claim against

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
the Company has been dismissed and the proceedings continue only against Grindr LLC. The second claim was served on Grindr LLC on October 17, 2025. At this time, it is too early to determine the likely outcome of these claims.
14.Subsequent Events
On September 30, 2025, the Board appointed Mr. John North to serve as the Company’s chief financial officer, effective October 1, 2025. On October 1, 2025, the Compensation Committee granted certain time-based RSUs to and approved certain KPI and market condition arrangements with Mr. North.
On October 24, 2025, the Special Committee of the Board received a non-binding, unsolicited take-private proposal from shareholders G. Raymond Zage, III and James Fu Bin Lu, who beneficially own, together with their affiliated entities, more than 60.0% of the outstanding shares of the Company’s common stock, to acquire all of the outstanding shares of the Company for $18.00 per share in cash. The Board has formed a Special Committee comprised of disinterested and independent directors in response to interest expressed by the proposing shareholders in exploring a possible transaction.
On November 5, 2025, James Fu Bin Lu notified the Company of his resignation, effective immediately, from the Board.

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
Overview
Grindr Inc.’s (“Grindr”, “we”, “us”, “our” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 15.1 million Average MAUs and 1.3 million Average Paying Users for the three months ended September 30, 2025, as compared to 14.6 million Average MAUs and 1.1 million Average Paying Users for the three months ended September 30, 2024. We had 14.9 million Average MAUs and 1.2 million Average Paying Users for the nine months ended September 30, 2025, as compared to 14.1 million Average MAUs and 1.1 million Average Paying Users for the nine months ended September 30, 2024. Through gayborhood expansion initiatives, we are developing new products for users to engage with the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) people in partnership with organizations in every region of the world.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products. A substantial portion of our revenue is from direct revenue, representing 83.2% and 86.1% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 83.9% and 85.5% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Direct revenue is derived from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We also offer premium add-ons on a pay-per-use, or a-la-carte, basis. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the gay, bisexual, transgender, and queer (“GBTQ”) social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 16.8% and 13.9% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 16.1% and 14.5% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Indirect revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities to advertisers, including in-app banners, full-screen interstitials, and other customized units, typically sold on a cost per mille (“CPM”) basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
We generated $115.8 million and $89.3 million of revenue for the three months ended September 30, 2025 and 2024, respectively, and we generated $313.9 million and $247.0 million of revenue for the nine months ended September 30, 2025 and 2024, respectively, representing a period-over-period growth of 29.7% and 27.1% as compared to the three-month and nine-month periods in 2024, respectively.
We had 1.3 million and 1.1 million Average Paying Users, for the three months ended September 30, 2025 and 2024, respectively, and we had 1.2 million and 1.1 million Average Paying Users, for the nine months ended September 30, 2025 and 2024, respectively, representing a period-over-period growth of 16.9% and 16.5% as compared to the three-month and nine-month periods in 2024, respectively.
While we have users in over 190 countries and territories, we intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users across the globe.

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
After our announcement that we would redeem all of our outstanding warrants, and prior to the conclusion of the redemption notice period at 5:00 p.m. New York City time on the Redemption Date, an aggregate of: (i) 9,469,634 warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of common stock; and (ii) 27,315,105 warrants were exercised for cash for an aggregate of 27,315,105 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to us of $314.1 million. At the conclusion of the redemption notice period on the Redemption Date, the remaining 575,086 warrants issued and outstanding were redeemed at a price of $0.10 per warrant for aggregate cash payment from the Company of $0.1 million. The public warrants were delisted from the New York Stock Exchange pursuant to a Form 25 filed on February 24, 2025.
Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Quarterly Report, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. In addition, on November 1, 2024, the local regional office of NLRB issued a complaint on the unfair labor practice charges, and a hearing commenced in May 2025 and is currently ongoing, the hearing is expected to continue through November 2025. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Consolidated Results for Three Months Ended September 30, 2025 and 2024
For the three months ended September 30, 2025 and 2024, we generated:
•Revenue of $115.8 million and $89.3 million, respectively. The increase for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was $26.5 million, or 29.7%.
•Net income of $30.8 million and $24.7 million, respectively. The increase for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was $6.1 million, or 24.7%. This resulted in a net income margin of 26.6% and 27.6%, respectively.
•Adjusted EBITDA of $54.8 million and $40.1 million, respectively. The increase for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was $14.7 million, or 36.7%. This resulted in an Adjusted EBITDA margin of 47.4% and 44.9%, respectively. See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.
Consolidated Results for Nine Months Ended September 30, 2025 and 2024
For the nine months ended September 30, 2025 and 2024, we generated:
•Revenue of $313.9 million and $247.0 million, respectively. The increase for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was $66.9 million, or 27.1%.
•Net income of $74.5 million and net loss of $7.1 million, respectively. The change for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was $81.6 million, or 1149.3%. This resulted in a net income margin of 23.7% and net loss margin 2.9%, respectively.
•Adjusted EBITDA of $140.7 million and $108.7 million, respectively. The increase for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was $32.0 million, or 29.4%. This resulted in an Adjusted EBITDA margin of 44.8% and 44.0%, respectively. See “—Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.
Operating and Financial Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except ARPPU and ARPU)	2025	2024	2025	2024
Key Operating Metrics
Average Paying Users	1,299	1,111	1,231	1,057
Average Monthly Active Users (“Average MAUs”)	15,141	14,554	14,872	14,103
Average Paying User Penetration	8.6%	7.6%	8.3%	7.5%
Average Direct Revenue per Average Paying User (“ARPPU”)	$24.70	$23.07	$23.76	$22.20
Average Total Revenue per User (“ARPU”)	$2.55	$2.05	$2.35	$1.95

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Key Financial and Non-GAAP Metrics(1)
Revenue	$115,766	$89,325	$313,924	$247,015
Direct revenue	$96,346	$76,907	$263,371	$211,203
Indirect revenue	$19,420	$12,418	$50,553	$35,812
Net income (loss)	$30,834	$24,681	$74,491	$(7,149)
Net income (loss) margin	26.6%	27.6%	23.7%	(2.9)%
Adjusted EBITDA	$54,826	$40,144	$140,722	$108,696
Adjusted EBITDA Margin	47.4%	44.9%	44.8%	44.0%
Net cash provided by operating activities	$55,449	$29,125	$116,760	$65,424
Operating cash flow conversion	179.8%	118.0%	156.7%	(915.1)%
Free cash flow	$51,243	$27,882	$111,046	$61,337
Free cash flow conversion	93.5%	69.5%	78.9%	56.4%
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
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness, as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the three months ended September 30, 2025 and 2024, our Average Paying Users were 1.3 million and 1.1 million, respectively, representing an increase of 16.9% period-over-period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we seek to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
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
Investing in Growth While Driving Long-Term Profitability
Key investment areas for us include continuing to expand and enhance our team as well as enhancing our platform and increasing the value we provide our users. Part of our efforts are focused on introducing new products, improving pricing and packaging, and localizing our products in international markets. We are also harnessing artificial intelligence and machine learning, which we refer to as AI/ML, along with prioritizing security and privacy, and improving matching capabilities for successful connections. As part of these ongoing efforts, we are building a full-stack technical foundation that we refer to as Grindr AI (“gAI”), consisting of a data model layer, technical architecture layer, and a consumer application layer, in order to deliver a differentiated, high-impact user experience.
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers and product managers. As of September 30, 2025, we had 151 employees globally, 148 of which were full-time employees. In 2025, we continue to expand and enhance our team with new employees and contractors. In doing so, we significantly grew the size of our engineering team, including the expansion of a dedicated contractor team in Colombia. We will continue to selectively supplement immediate capacity and product development needs with contractors, particularly in supporting our engineering function. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. We intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology industry.

Factors Affecting the Comparability of Our Results
Temporary variability and general advertising demand
Our ability to maintain consistently high advertiser demand for our platform can be affected by temporary trends in advertisers’ appetites to engage with our users or our brand. For example, events that result in temporary positive or negative publicity for our company, even if unfounded, may play a significant role in our advertisers’ desire to continue to advertise on our platform. Further, general economic conditions may lead to changes in advertising spending in general, which could have a significant impact on our results of operations. Such fluctuations in advertising demand are often unpredictable and likely temporary, but nevertheless could have a significant impact on the financial condition of our business.
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
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenue represents 42.9% and 43.1% of total revenue for the three months ended September 30, 2025 and 2024, respectively. We vary our pricing to align with relative value to local purchasing power and competitors. Our international business typically earns revenue in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
Product development expense. Product development expense consists primarily of employee-related and contractor costs for personnel engaged in the design, development, testing, maintenance, and enhancement of product offerings, related technology, and related software costs.
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

Results of Operations
Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	% of Total Revenue	2024	% of Total Revenue	2025	% of Total Revenue	2024	% of Total Revenue
Revenue	$115,766	100.0%	$89,325	100.0%	$313,924	100.0%	$247,015	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	28,919	25.0%	22,915	25.7%	80,869	25.8%	63,534	25.7%
Selling, general and administrative expense	29,256	25.3%	24,976	28.0%	95,953	30.6%	76,387	30.9%
Product development expense	11,088	9.6%	8,806	9.9%	34,316	10.9%	22,301	9.0%
Depreciation and amortization	1,262	1.1%	4,241	4.7%	7,807	2.5%	12,595	5.1%
Total operating expenses	70,525	60.9%	60,938	68.2%	218,945	69.7%	174,817	70.8%
Income from operations	45,241	39.1%	28,387	31.8%	94,979	30.3%	72,198	29.2%
Other income (expense)
Interest expense, net	(4,668)	(4.0)%	(6,400)	(7.2)%	(12,107)	(3.9)%	(20,254)	(8.2)%
Other (expense) income, net	(654)	(0.6)%	68	0.1%	4	—%	(276)	(0.1)%
Gain (loss) in fair value of warrant liability	—	—%	8,219	9.2%	9,905	3.2%	(45,579)	(18.5)%
Total other income (expense), net	(5,322)	(4.6)%	1,887	2.1%	(2,198)	(0.7)%	(66,109)	(26.8)%
Net income before income tax	39,919	34.5%	30,274	33.9%	92,781	29.6%	6,089	2.5%
Income tax provision	9,085	7.8%	5,593	6.3%	18,290	5.8%	13,238	5.4%
Net income (loss)	$30,834	26.6%	$24,681	27.6%	$74,491	23.7%	$(7,149)	(2.9)%
Net income (loss) per share
Basic	$0.16		$0.14		$0.39		$(0.04)
Diluted	$0.16		$0.09		$0.33		$(0.04)
Revenue
Revenue for the three months ended September 30, 2025 and 2024, was $115.8 million and $89.3 million, respectively. The increase in revenue period-over-period was $26.5 million, or 29.7%.
For three months ended September 30, 2025 and 2024, direct revenue was $96.4 million and $76.9 million, respectively. The increase in direct revenue of $19.5 million, or 25.4%, was driven by the period-over-period increases in both ARPPU of $1.63 and Average Paying Users of 188 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers, and fueled continued demand for our premium add-ons. There is a continued period-over-period growth of our weekly XTRA and Unlimited subscriptions. ARPPU increased by 7.1%, or $1.63, to $24.70 for the three months ended September 30, 2025, from $23.07 for the three months ended September 30, 2024. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. ARPPU increased primarily due to pricing optimization efforts, supplemented by improvements in product mix. We expanded our pricing experiments to a broader share of the subscriber base in key markets, with more purchasers choosing to shift into higher prices. For the three months ended September 30, 2025, Average Paying Users increased by 188 thousand, from 1.1 million for the three months ended September 30, 2024, to 1.3 million for the three months ended September 30, 2025.
For three months ended September 30, 2025 and 2024, indirect revenue was $19.4 million and $12.4 million, respectively. The increase in indirect revenue of $7.0 million, or 56.5%, was primarily driven by onboarding new third-party advertising partners and increased momentum in our international geographies.
Revenue for the nine months ended September 30, 2025 and 2024, was $313.9 million and $247.0 million, respectively. The increase in revenue period-over-period was $66.9 million, or 27.1%.
For nine months ended September 30, 2025 and 2024, direct revenue was $263.3 million and $211.2 million, respectively. The increase in direct revenue of $52.1 million, or 24.7%, was driven by the period-over-period increases in both ARPPU of $1.56 and Average Paying Users of 174 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers, and fueled continued demand for our premium add-ons. There is a continued period-over-period growth of our weekly XTRA and Unlimited subscriptions. ARPPU increased by 7.0%, or $1.56, to $23.76 for the nine months ended September 30, 2025, from $22.20 for the nine months ended September 30, 2024. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. ARPPU increased primarily due to pricing optimization efforts, supplemented by improvements in product mix. We expanded our pricing experiments to a broader share of the subscriber base in key markets, with more purchasers choosing to shift into higher prices. For the nine months ended September 30, 2025, Average Paying Users increased by 174 thousand, from 1.1 million for the nine months ended September 30, 2024, to 1.2 million for the nine months ended September 30, 2025.
For nine months ended September 30, 2025 and 2024, indirect revenue was $50.6 million and $35.8 million, respectively. The increase in indirect revenue of $14.8 million, or 41.3%, was primarily driven by onboarding new third-party advertising partners and increased in momentum in our international geographies.
Cost of revenue
Cost of revenue for the three months ended September 30, 2025 and 2024, was $28.9 million and $22.9 million, respectively. The $6.0 million increase, or 26.2%, was primarily due to growth in distribution fees of $4.4 million (consistent with direct revenue growth), and increased infrastructure costs of $1.3 million.
Cost of revenue for the nine months ended September 30, 2025 and 2024, was $80.9 million and $63.5 million, respectively. The $17.4 million increase, or 27.4%, was primarily due to growth in distribution fees of $12.0 million (consistent with direct revenue growth), and increased infrastructure costs of $4.2 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2025 and 2024, was $29.3 million and $25.0 million, respectively. The $4.3 million increase, or 17.2%, was primarily due to an increase of $3.7 million in professional, legal, and contractors fees; an increase in salaries and benefits expense of $3.0 million primarily due to increased headcount; and an increase of $0.7 million in marketing expenses. This was offset by the net decrease in stock-based compensation expense of $3.2 million primarily due to the decrease in fair value of liability-classified awards.
Selling, general and administrative expense for the nine months ended September 30, 2025 and 2024, was $96.0 million and $76.4 million, respectively. The $19.6 million increase, or 25.7%, was primarily due to an increase in personnel related expenses of $10.7 million from the increased stock-based compensation expense of $5.9 million and salaries and benefits expense of $4.7 million. In addition, there was an increase of $6.4 million in professional, legal and contractors fees and an increase of $2.5 million in marketing expenses.
Product development expense
Product development expense for the three months ended September 30, 2025 and 2024, was $11.1 million and $8.8 million, respectively. The $2.3 million increase, or 26.1%, was primarily due to an increase in personnel related expenses of $1.8 million from the increased headcount, including an increase in stock-based compensation expense of $2.2 million and an increase in contractor fees of $0.7 million to support the engineering function while we continue to scale our team.
Product development expense for the nine months ended September 30, 2025 and 2024, was $34.3 million and $22.3 million, respectively. The $12.0 million increase, or 53.8%, was primarily due to an increase in contractor fees of $5.4 million to support the engineering function while we continue to scale our team and an increase in personnel related expenses of $7.3 million from the increased headcount, including an increase in stock-based compensation expense of $5.0 million.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2025 and 2024, was $1.3 million and $4.2 million, respectively. The $2.9 million decrease, or 69.0%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. All definite-lived intangible assets from the acquisition were fully amortized in June 2025.
Depreciation and amortization for the nine months ended September 30, 2025 and 2024, was $7.8 million and $12.6 million, respectively. The $4.8 million decrease, or 38.1%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $5.3 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2024, customer relationship intangibles were fully amortized in June 2025.
Interest expense, net
Interest expense, net for the three months ended September 30, 2025 and 2024, was $4.7 million and $6.4 million, respectively. The $1.7 million decrease, or 26.6%, was primarily due to a decrease in interest expense of $1.2 million from lower interest rates and lower debt balances.
Interest expense, net for the nine months ended September 30, 2025 and 2024, was $12.1 million and $20.3 million, respectively. The $8.2 million decrease, or 40.4%, was primarily due to a decrease in interest expense of $4.6 million from lower interest rates and lower debt balances. Additionally, the decrease is due to an increase of interest income of $3.6 million primarily from an increased balance in our investment in U.S. treasury bills.
Other income (expense), net
Other income (expense), net for the three months ended September 30, 2025 and 2024, was expense of $0.7 million and income of $0.1 million, respectively.
Other income (expense), net for the nine months ended September 30, 2025 and 2024, was income of $4 thousand and expense of $0.3 million, respectively.
Gain (loss) in fair value of warrant liability
Gain (loss) in fair value of warrant liability represents the change in the fair value of our warrants between each reporting period or upon the exercise and redemption of our warrants. In February 2025, we completed the redemption of all outstanding warrants.
Income tax provision
Income tax provision for the three months ended September 30, 2025 and 2024, was $9.1 million and $5.6 million, respectively. The $3.5 million increase, or 62.5%, was primarily due to the mark-to-market warrant liability adjustment, and Section 162(m) officer compensation.
Income tax provision for the nine months ended September 30, 2025 and 2024, was $18.3 million and $13.2 million, respectively. The $5.1 million increase, or 38.6%, was primarily due to the mark-to-market warrant liability adjustment, Section 162(m) officer compensation, and the foreign derived intangible income deduction.
Our effective tax rates in fiscal 2025 and future periods may fluctuate, as a result of changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net income (loss)
Net income for the three months ended September 30, 2025 and 2024, was $30.8 million and $24.7 million, respectively. Net income increased by $6.1 million mainly due to a $26.5 million increase in revenue and a $8.2 million charge in the prior year period, as a result of the fair value change in the warrant liability.
Net income (loss) for the nine months ended September 30, 2025 and 2024, was a net income of $74.5 million and a net loss of $7.1 million, respectively. Net income (loss) changed by $81.6 million mainly due to a $66.9 million increase in revenue and a $55.5 million net benefit as a result of the fair value change in the warrant liability.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”), we use Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income (loss) excluding income tax provision; interest expense, net; depreciation and amortization; stock-based compensation expense; change in fair value of warrant liability; and employee transition costs, litigation-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$30,834	$24,681	$74,491	$(7,149)
Interest expense, net	4,668	6,400	12,107	20,254
Income tax provision	9,085	5,593	18,290	13,238
Depreciation and amortization	1,262	4,241	7,807	12,595
Litigation-related costs (1)	779	396	1,759	1,479
Stock-based compensation expense	6,019	7,052	33,495	22,642
Employee transition costs (2)	2,179	—	2,678	58
Change in fair value of warrant liability (3)	—	(8,219)	(9,905)	45,579
Adjusted EBITDA	$54,826	$40,144	$140,722	$108,696
Revenue	$115,766	$89,325	$313,924	$247,015
Net income (loss) margin	26.6%	27.6%	23.7%	(2.9)%
Adjusted EBITDA Margin	47.4%	44.9%	44.8%	44.0%
_________________
(1)Litigation-related costs that are unrelated to our core ongoing business operations primarily represent external legal fees associated with outstanding litigation or regulatory matters outside of the ordinary course, such as fees incurred in connection with the potential Norwegian Data Protection Authority fine and CWA unionization.
(2)Non-recurring employee transition costs relates to cost associated with the transition of our chief financial officer, including professional services, legal fees, executive recruiting costs, severance arrangements, and other related costs; and severance incurred for employees who elected not to relocate or participate in our RTO Plan and other severance arrangements.
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

The following table presents the reconciliation of net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$55,449	$29,125	$116,760	$65,424
Less:
Capitalized development software costs and purchases of property and equipment	(4,206)	(1,243)	(5,714)	(4,087)
Free cash flow	$51,243	$27,882	$111,046	$61,337

Operating cash flow conversion (1)	179.8%	118.0%	156.7%	(915.1)%
Free cash flow conversion	93.5%	69.5%	78.9%	56.4%
_________________
(1)Operating cash flow conversion represents net cash provided by operating activities as a percentage of net income (loss).
Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our total cash and cash equivalents, and cash flows:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Cash, and cash equivalents, including restricted cash (as of the end of period)	$6,932	$39,725

Net cash provided by (used in):
Operating activities	$116,760	$65,424
Investing activities	(5,714)	(4,087)
Financing activities	(163,871)	(50,610)
Net change in cash and cash equivalents	$(52,825)	$10,727
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
During the nine months ended September 30, 2025, our operations provided $116.8 million of cash, which was primarily attributable to our net income of $74.5 million, adjusted for non-cash items, including $33.5 million in stock-based compensation and $7.8 million in depreciation and amortization, partially offset by $9.9 million gain in fair value of warrant liability, and the cash flow impact from a change in operating asset and liabilities of $8.0 million, primarily from $19.7 million decrease in accrued expenses and other current liabilities due to timing of payments and $9.2 million increase in account receivables due to increase in direct revenue and indirect revenue during the year.
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

Cash flows used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2025, consisted primarily of additions to capitalized software of $5.2 million.
Net cash used in investing activities for the nine months ended September 30, 2024, consisted primarily of additions to capitalized software of $3.4 million.
Cash flows used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2025, which was $163.9 million, was due to payments for the repurchases of common stock under our stock repurchase program together with commission of $450.5 million, payments to tax authorities for employee equity awards of $17.7 million, and principal payments of debt of $11.3 million. The payments were offset by proceeds from the exercise of warrants of $314.1 million. We announced the redemption of all our outstanding warrants in January 2025, which resulted in a significant amount of our warrants being exercised prior to their redemption in February 2025.
Net cash used in financing activities for the nine months ended September 30, 2024, was $50.6 million, which consisted primarily of consisted primarily of principal payments of debt of $47.1 million and payments to tax authorities for employee equity awards of $5.6 million.
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
As of September 30, 2025, we had cash and cash equivalents of $6.3 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In November 2023, we refinanced our existing credit facility with a $300.0 million term loan and $50.0 million revolving credit facility. We entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “2023 Credit Agreement”) that governs the term loan and revolving credit facility. We borrowed the full amount of the $300.0 million term loan and $44.4 million under the revolving credit facility upon closing of the new credit agreement and used the proceeds and cash on hand to repay in full all outstanding obligations under, and terminate, our prior credit agreement with Fortress Credit Corp. As of September 30, 2025, $270.8 million was outstanding under the term loan and $11.6 million was outstanding under the revolving credit facility. In October 2025, we borrowed an additional $15.0 million from the revolving credit facility. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.

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
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required first, under the Senior Term Loan Facility, and then, under the Senior Revolving Facility in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and nine months ended September 30, 2025, we were not required to make any mandatory repayments.
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
Uses of Cash
Our principal commitments have not materially changed from our Annual Report on Form 10-K for the year ended December 31, 2024, which consist of obligations under the 2023 Credit Agreement, operating leases for office space, and our payments for the use of cloud services. In addition, we are subject to pending legal proceedings from time to time, including a potential Norwegian Data Protection Authority fine. See Note 4, Note 5, and Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025 to March 6, 2027. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2025, we repurchased approximately 25.1 million shares for $450.5 million under the share repurchase program, including commissions. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. As of November 1, 2025, $50 million in aggregate value of shares of Grindr stock remains available under the share repurchase program, excluding commissions.
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
As of September 30, 2025, we had debt outstanding under our 2023 Credit Agreement of $264.9 million, a hypothetical 100 basis point change in interest rates would result in approximately $2.2 million additional or lower pre-tax interest expense for the nine months ended September 30, 2025.
As of September 30, 2025, our cash, cash equivalent, and restricted cash had a fair value of $6.9 million. Of that amount, a total $1.4 million was invested in money market funds. The primary purpose of these investments has been to preserve principal until the cash is required to, among other things, continue to invest in our business, pursue other strategic business activities, fund ongoing operations, repurchase our common stock as authorized by our stock repurchase program, repay our debt obligations and expand our business. Due to the nature of these instruments, we believe that we do not have any material exposure as a result of changes in interest rates. As of September 30, 2025, a hypothetical 100 basis point change in interest rates would not have a material effect on pre-tax interest income.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets. As a result, we are exposed to foreign exchange risk related to certain currencies, primary the Euro and British Pound.
For the nine months ended September 30, 2025 and 2024, international revenue accounted for 42.9% and 43.1% of our consolidated revenue, respectively. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than our functional currency, the U.S. dollar. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could impact revenue and distort year-over-year comparability of operating results.
Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of September 30, 2025 and 2024. A hypothetical 10% change in Euro and British Pound, relative to the U.S. dollar, would have changed revenue by $2.8 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively, with all other variables held constant. This accounts for 2.4% and 2.5% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.
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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various claims, lawsuits, government investigations, settlements and proceedings relating to our operations. Although the results of the claims, lawsuits, government investigations, and proceedings in which we are involved cannot be predicted with certainty, we do not believe the final outcome of certain matters will have a material adverse effect on our business, financial condition, or results of operations, other than those proceedings for which it is too early to determine the materiality and probability of outcome. Information relating to various commitments and contingencies is described in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, as supplemented by subsequently filed Quarterly Reports on Form 10-Q.
We have recently qualified as a “controlled company” within the meaning of the NYSE Rules, and, as a result, we may qualify for exemptions from certain corporate governance requirements.
On or about September 19, 2025, as a result of repurchase activity pursuant to the Company’s previously announced stock repurchase program, the Company determined that the beneficial ownership of G. Raymond Zage, III, a member of the Company’s Board of Directors (the “Board”) and the Company’s largest stockholder, had surpassed 50% of the Company’s outstanding common stock. A Special Committee of the Board, consisting entirely of independent and disinterested directors, had previously evaluated the impact of repurchases by the Company under the repurchase program and determined that the continuation of the repurchases, including repurchases that would result in Mr. Zage beneficially owning more than 50% of the outstanding shares of the Company's common stock, was advisable, fair to, and in the best interests of the Company and its stockholders other than Mr. Zage and his affiliates. Due to Mr. Zage’s control of a majority of the voting power of our outstanding common stock, we are considered to be a ‘controlled company’ within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:
•we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
•we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to utilize these exemptions at this time. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
As a result of the recent decline in our stock price, James Fu Bin Lu and the lender under his financing agreement have recently sold shares beneficially owned by Mr. Lu to enable Mr. Lu to regain compliance with covenants under his loan agreement. Future sales of our common stock by Mr. Lu, including sales by lenders in connection with his share pledge arrangement, could cause the market price for our securities to decline.
James Fu Bin Lu, one of our largest stockholders who owns approximately 12.8% of our issued and outstanding common stock as of October 24, 2025, has pledged 23,233,867 shares of our common stock beneficially owned by him (the

“Lu Pledged Securities”) to a lender in connection with a financing arrangement with Longview Grindr Holdings Limited, an entity affiliated with Mr. Lu (“Longview” and such loan, the “Longview Loan”).
Following notice by the lender of the Longview Loan that Longview was no longer in compliance with the loan-to-value covenant due to recent declines in the Company’s stock price, Longview sold 1,000,000 shares of common stock to Mr. Zage and the lender under the Longview Loan sold 1,700,000 previously pledged securities in open market transactions. Mr. Lu has informed the Company that Longview has regained compliance with the loan-to-value covenant in the Longview Loan.
The trading price of our common stock has also been highly volatile recently. See “The price of our common stock has been and may continue to be subject to volatility.” If our stock price experiences future declines causing Longview not to meet the loan-to-value requirements under its financing arrangement, the lender could again exercise its rights to sell some or all of the Lu Pledged Securities. Additional sales by Mr. Lu or the lender under the Longview Loan, or the perception that he or the lender may sell, could have the effect of increasing the volatility in our share price or could cause the market price of our securities to drop significantly. See “Risk Factors — Future sales of our common stock or the perception of such sales, in particular by our directors, officers, and significant stockholders, could cause the market price for our securities to decline. Resales of significant volumes of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our two largest stockholders, G. Raymond Zage, III and James Fu Bin Lu recently submitted a non-binding proposal to our Board of Directors to acquire all of the outstanding shares of the Company's common stock for $18.00 per share. Uncertainty regarding a potential going-private transaction could create significant uncertainty to our business, including disruption to our management and employees, and contribute to volatility in our stock price.
On October 24, 2025, Mr. Zage, a member of our Board, and Mr. Lu, the former Chairperson of our Board (the “Proposing Shareholders”), who collectively beneficially own more than 60% of our outstanding common stock as of October 24, 2025, submitted a non-binding proposal to our Board to acquire all of the outstanding shares of the Company's common stock (a “Going Private Transaction”) for $18.00 per share. The Board has established a special committee comprised of disinterested and independent directors in response to interest expressed by the Proposing Shareholders in exploring the Going Private Transaction. Any potential Going Private Transaction may be subject to numerous conditions, including financing availability and regulatory approvals.
We may incur significant costs in connection with the evaluation of, and response to, any proposal regarding a Going Private Transaction. The potential of a Going Private Transaction may also divert the attention of management and employees from the ongoing operation of our business and may impact employee morale and retention, all of which could impair our ability to execute our strategic plans, meet operational objectives, and respond to competitive pressures. Our users may also react negatively to a Going Private Transaction, including any related negative publicity regarding the Company. Further, the possibility of a Going Private Transaction may contribute to continued or increased volatility in our stock price.
The price of our common stock has been and may continue to be subject to volatility.
The trading price of our common stock has been highly volatile recently. Since June 2, 2025, our common stock has experienced an intra-day trading high of $25.13 per share and a low of $11.73. Our common stock has been and may in the future be traded by short sellers, which may put pressure on the supply and demand for our common stock, further influencing volatility in our market price. The technology industry and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies’ operating performance. Our common stock may also be affected by limited trading volumes, which could adversely impact the price of our common stock. Price volatility may cause the average price at which we repurchase our stock in a given period to exceed the stock’s trading price at a given point in time. We cannot predict the actions of market participants and, therefore, can offer no assurances about the stability of the market for our common stock, which could have a material adverse impact on investor confidence, employee retention, and the value of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
				(in thousands)
July 1, 2025 - July 31, 2025	1,413,301	$22.09	1,413,301	$174,649
August 1, 2025 - August 31, 2025	4,031,652	$16.42	4,031,652	$108,437
September 1, 2025 - September 30, 2025	3,688,379	$15.98	3,688,379	$49,494
	9,133,332	$17.12	9,133,332
(1)Presentation currently and historically includes commissions.
(2)In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500.0 million of shares of the Company’s common stock for the period from March 7, 2025 to March 6, 2027. Our stock repurchase program does not obligate us to repurchase a minimum number of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information, see Note 7 to our unaudited condensed consolidated financial statements in this Quarterly Report Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Director Resignation
On November 5, 2025, James Fu Bin Lu notified the Company of his resignation, effective immediately, from the Board. Mr. Lu’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Prior to his resignation Mr. Lu served as Chairperson of the Board, chair of the Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”), and member of the Compensation Committee of the Board (the “Compensation Committee”).
In connection with the transition, the Board appointed J. Michael Gearon, Jr. to serve as Lead Independent Director. In addition, the Board appointed Daniel Brooks Baer and Meghan Stabler to serve as members of the Nominating Committee, appointed Mr. Baer as chair of the Nominating Committee, and appointed Chad Cohen to serve as member of the Compensation Committee. In connection with these committee appointments, Mr. Baer, Ms. Stabler, and Mr. Cohen received additional equity awards and will receive additional annual cash compensation pursuant to the Company’s Second Restated Director Compensation Policy.

Trading Arrangements
During the Company’s last fiscal quarter, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Nathan Richardson, Director	Adoption	8/11/2025	X		13,500	7/31/2026
Meghan Stabler, Director	Adoption	8/11/2025	X		29,838	8/5/2026

Austin “AJ” Balance, Chief Product Officer(4)	Termination	8/11/2025	X	202,786	3/7/2026
Austin “AJ” Balance, Chief Product Officer(4)	Adoption	8/11/2025	X	169,643(5)	12/31/2026
Vandana Mehta-Krantz, Chief Financial Officer(6)	Adoption	8/12/2025	X	307,760(6)(7)	1/30/2026

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)	Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold was dependent on the satisfaction of certain conditions as set forth in the written plan.
(4)
Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on September 17, 2024 and modified on March 13, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As modified, the written plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(5)
Includes 75,019 shares of common stock subject to restricted stock units (“RSUs”) previously granted to Mr. Balance that may vest and be released on or prior to December 1, 2025. The actual number of shares that will be released to Mr. Balance in respect of such RSUs and sold pursuant to the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by the Company to cover tax withholding obligations arising from the vesting of such RSUs and is not yet determinable.

(6)	Effective October 1, 2025, Ms. Mehta-Krantz has transitioned out of the role of Chief Financial Officer.
(7)
Includes 68,133 shares of common stock subject to RSUs previously granted to Ms. Mehta-Krantz that may vest and be released on or prior to December 1, 2025. The actual number of shares that will be released to Ms. Mehta-Krantz in respect of such RSUs and sold pursuant to the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by the Company to cover tax withholding obligations arising from the vesting of such RSUs and is not yet determinable.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
10.1**	Transition Agreement by and between Grindr Inc. and Vandana Mehta-Krantz, dated July 28, 2025	Form 8-K	001-39714	10.1	July 31, 2025
10.2**	Letter Agreement by and between Grindr LLC and John F. North, dated September 30, 2025	Form 8-K	001-39714	10.1	October 1, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on November 6, 2025.

GRINDR INC.

By:

/s/ John North
John North
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)