Form 10-K
period 2025-12-31
Grindr Inc.
filed 2026-03-02
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(310) 776-6680
Registrant’s telephone number, including area code
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $22.70 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.38 billion. Shares of the Registrant’s common stock beneficially owned by each executive officer, and director, of the Registrant and holder of more than 10% of the Registrant’s common stock have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 185,147,713 shares of common stock outstanding as of February 26, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•market perception of our brand;
•the impact of the legal environment and complexities with litigation and regulatory compliance related to such environment, including maintaining compliance with privacy, data protection, consumer protection and online safety laws and regulations, as well as laws that may apply to any new products or services we have introduced and may introduce in the future, including in the health and wellness sector;
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
•our ability to successfully develop and adopt artificial intelligence (“AI”) and machine learning (“ML”) technologies and processes—including generative AI—in our daily operations, including by deploying generative AI and ML in our products and services;
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
•the timing, price, and quantity of repurchases of shares of our common stock under our repurchase program, and our ability to fund any such repurchases;
•the effects of macroeconomic and geopolitical events on our business, such as health epidemics, pandemics, natural disasters, the impacts of changing tariff policies and trade tensions, and wars or other regional conflicts; and
•the impact of anti-LGBTQ policies and actions by governments and non-state actors around the world, including to block or otherwise restrict access to our app in their countries.
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

SUMMARY OF RISK FACTORS
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. This summary should be read together with the more detailed description of each risk factor disclosed under “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K.
Risks Related to our Brand, Products and Services, and Operations
•Our business can be impacted by market perception of the Grindr brands; if events occur that damage our reputation and brand, including unfavorable media coverage, our ability to maintain and expand our base of users may be impaired, and our business could be materially and adversely affected.
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
•The online social networking and dating industries in which we operate are highly and increasingly competitive, particularly as powerful AI tools further reduce barriers to entry and otherwise enable the emergence of AI-powered companion and digital relationship products that may reduce demand for traditional dating or social networking interactions, and if we cannot compete effectively our business will suffer.
•We rely primarily on the Apple App Store and Google Play Store for distribution of and access to our products and services, and as the channels for processing substantially all direct consumer payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party computer systems, internet transit providers and other communications systems and service providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, or if our relationships with Apple, Google, or other such third parties deteriorate, it could materially and adversely affect our business, financial condition, and results of operations.
•Concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations.
•Adverse social and political environments for the LGBTQ community across the globe, including actions by governments, private individuals, or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operations.
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
•Our success depends, in part, on the confidentiality, integrity, and availability of our (and those of third parties with whom we work) information technology systems and infrastructures and on our ability to maintain the continued operation of these systems and infrastructures in a reliable and cost-effective manner.
•We use artificial intelligence and machine learning in our products, services, and operations in furtherance of our goal to become an AI-native company, which may result in operational and compliance challenges, legal liability, reputational concerns, cybersecurity risks, competitive risks, and regulatory concerns that could materially and adversely affect our business and results of operations.
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
•Globally, online platforms are subject to rapidly expanding laws and regulations relating to privacy and child protection, online safety, and consumer protection which, if violated (or perceived to have been violated), could subject us to litigation or regulatory actions, or could reduce demand for our products and services from current and prospective adult users that value discretion, choose not to share their identity, or are unwilling or unable to validate that they are adults.
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
Between November 17 and November 18, 2022, Legacy Grindr, Tiga, Tiga Merger Sub I LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub”), and Tiga Merger Sub II LLC, a Delaware limited liability company and direct and wholly-owned subsidiary of Tiga (“Tiga Merger Sub II”), consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 9, 2022, by and among Tiga, Legacy Grindr, and Tiga Merger Sub, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of October 5, 2022, by and among Tiga, Tiga Merger Sub, Legacy Grindr and Tiga Merger Sub II (collectively, the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, a business combination of Legacy Grindr and Tiga was effected through, among other transactions, (i) the merger of Tiga Merger Sub I with and into Legacy Grindr, with Legacy Grindr as the surviving entity (the “First Merger”), and promptly thereafter and as part of the same overall transaction as the First Merger, (ii) the merger of Legacy Grindr with and into Tiga Merger Sub II (the “Second Merger”), with Tiga Merger Sub II surviving the Second Merger as a wholly owned subsidiary of Tiga. Prior to the closing of the business combination on November 18, 2022 (“Closing”), Tiga (a) changed its jurisdiction of incorporation from Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation incorporated under the laws of the State of Delaware, and (b) changed its name from Tiga Acquisition Corp. to Grindr Inc. (the “Business Combination”). Since the Business Combination, Grindr has conducted its business operations principally through its indirect wholly-owned subsidiary, Grindr LLC.
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

PART I
Item 1. Business
Our Company
Our mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 15.0 million, 14.2 million, and 13.3 million Average MAUs for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, we had 1.3 million, 1.1 million, and 0.9 million Average Paying Users for the years ended December 31, 2025, 2024, and 2023, respectively. We enable our users to find and engage with one another, share content and interests, discover products and experiences relevant for them, and generally express their unique selves. As a “gayborhood” on our users’ mobile devices, our platform is a meaningful part of our users’ lives and has embedded us at the center of their communities, as they seek relationships of various forms, whether intimate, romantic, or social.
As a company built by gay people for gay people, Grindr fulfills crucial needs for its users. While the broader global landscape of social networks is highly competitive with many different platforms, there are few global platforms that focus solely on the gay, bisexual, transgender, and queer (“GBTQ”) community and address their unique needs. Our platform enables GBTQ adults to connect with one another and the world. Our users have a range of intentions and use cases. Our platform helps our users find what they are looking for: casual dating, long-term relationships, community and friendships, professional networking, travel information, and local discovery. By facilitating the connection of our users around the world, we believe we can help our community find one another; advance lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) rights globally; and make the world a safer place for our community.
The Grindr platform has become an integral part of the daily lives of our millions of users, enabling them to discover and connect with one another effortlessly anytime. The Grindr platform offers a variety of location-based social features and functions, including identity expression (profile, photos, presence, Taken on Grindr); connection (search, filters, the Cascade, Viewed Me, Right Now, recommendations); and interaction (chat, media sharing, Discover, interactive map); with trust and safety tools across the experience, and subscriptions for premium features offering further access and control. Since our inception, we have continued to innovate and enhance the Grindr platform, adding new features and safety elements, which has allowed us to increase engagement of our monthly active users (“MAUs”). The Grindr platform has benefited from first mover advantage globally, resulting in MAUs in over 190 countries and territories.
We have attracted a highly engaged and growing user base, as evidenced by the following:
•15.0 million Average MAUs in 2025. Increased by 5.2% in 2025 as compared to 2024.
•1.3 million Average Paying Users in 2025. Increased by 16.9% in 2025 as compared to 2024.
•MAUs in over 190 countries and territories in the world as of December 31, 2025.
•21 supported languages on our platform as of December 31, 2025.
Our target market is the worldwide LGBTQ community. We believe we have significant opportunities to leverage our unique brand to both broaden and deepen our market penetration and offer products and services that address the growing and specific needs of our community. The Grindr platform offers a combination of social networking functions and digital content, and we have continued to expand our platform and impact in the following ways:
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
•We drive social influence in fun and engaging ways on our social media channels and our blog to help the general population better understand our community, challenges, and interconnectedness.
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
Market Overview
The global GBTQ population has seen significant and consistent growth in recent years, reflecting both rising populations and the rising social acceptance of the LGBTQ community in many countries, as well as individuals’ growing confidence in openly expressing their sexual orientation and gender identity. We expect these trends to further increase the number of individuals who identify as GBTQ globally.
We believe our global addressable market encompasses the entire GBTQ population and not just GBTQ singles, as our users use our platform and services for more than just casual dating and relationships. Our user base represents a highly desirable demographic for marketers and advertisers, given its substantial purchasing power and economic potential. The GBTQ community’s significant purchasing power, combined with our platform’s broad appeal to more recent generations, has prompted marketers to focus increasingly on engaging with this community.
Social developments and rapidly changing perspectives brought on by the growth of the internet have caused more recent generations to be exposed to a broader range of ideas, including in the areas of gender awareness and sexual orientation, earlier than previous generations. Contemporary generations of adults are more likely to explore their sexuality in light of greater social acceptability of and ability to express non-heterosexual identities.
Our Products and Services
Core Product
Our flagship product, the Grindr platform, is primarily a mobile application (with some post-account-creation uses available for some users on the web), with location-based connectivity features designed to help our users find one another and have meaningful interactions right here and now, or anywhere globally. Our mobile application is free to use, with premium subscription offerings available for users preferring greater access to other users and more control over their experience.
Key features of our Grindr platform include:
•Identity expression: Users can create, manage, and control their identity, profile, and presence on the platform.
•Connection: Users can find and be found by those they are interested in; those nearby right now, or anywhere globally.
•Interaction: Users can chat and interact with any profile instantly, in an open, fun, and engaging way.
•Ecosystem Health and Safety: Users receive protections, guidance and tools designed to help them be safe across their platform experience.
The free version of our service provides many of the features above on a limited basis for a valuable initial experience. Users can subscribe for premium features and services, giving them greater access to more profiles, as well as additional control over the experience of finding others and forming meaningful connections.
In 2025, we began testing Edge, a premium AI-native product tier, designed to aggregate our AI-native capabilities specifically for users seeking advanced capabilities. We are focused on strategically positioning Edge and other AI products to expand monetization through a cohesive premium stack that aims to deliver differentiated value.

Gayborhood Expansion
In May 2025, we launched Woodwork by Grindr as part of our first gayborhood expansion initiative focusing on the health and wellness space. Woodwork is a telehealth subscription service that facilitates access for eligible patients to certain treatments and prescription medications, including compounded medications. It is currently powered by OpenLoop Health Inc. and its affiliated practices (“OpenLoop”), a partner for clinical support. Looking ahead, we are continuing to consider a broad set of potential products and services to support gayborhood expansion, including in sectors such as travel, events, lifestyle, and media production.
Advancing LGBTQ Health and Human Rights Globally—Grindr for Equality and Government Affairs
Grindr for Equality
Since 2015, Grindr for Equality has been a core Grindr initiative dedicated to accelerating a world where LGBTQ people in every country are equal before the law, free to marry, and have their unique health needs met. Grindr for Equality works in cross-functional partnership with the Company’s internal team as well as with external public health and LGBTQ organizations. Together, these partnerships leverage the reach of the Grindr platform—alongside in-kind advertising, funding, and visibility—to advance LGBTQ health and human rights globally. Grindr for Equality’s key priorities include advancing HIV prevention, testing, and treatment; supporting progress toward marriage equality in countries where LGBTQ people lack the freedom to marry; and empowering LGBTQ communities through in-app campaigns focused on health, safety, and human rights.
HIV self-testing is a flagship Grindr for Equality program, enabling users to order free HIV self-test kits directly through the app and connect with trusted partner organizations for follow-up and referrals. To date, in close collaboration with our partners, this program has resulted in the distribution of over 500,000 kits globally, including in the United States, Mexico, the United Kingdom, Ireland, Belgium, Switzerland, Spain, Croatia, Georgia, Namibia, Nigeria, Australia, New Zealand, Cambodia, the Philippines, and Vietnam, with many tests reaching Grindr users who reported they had never previously tested for HIV.
In 2025, Grindr for Equality expanded users’ sexual health profile options by introducing fields related to DoxyPEP use and condom preferences, enabling users to share and access prevention-related information more easily. We also updated in-app educational resources on community-preferred topics such as sexual health, and developed new evidence-informed content areas such as mental health, harm reduction, and rights awareness. In parallel, we expanded the Grindr Community Support ecosystem, which provides information on resources in 51 countries worldwide, improving direct linkage for users to reach trusted local LGBTQ support organizations.
Of the more than 190 countries and territories in the world, currently only 39 – mostly in the Americas and Western Europe –allow same-sex couples to marry. In 2025, Grindr for Equality championed the fight for marriage equality by funding marriage equality campaigns, amplifying locally led movements, and convening advocates at pivotal moments for progress, including in Eastern Europe, Japan, and Peru.
In-app campaigns remain one of Grindr for Equality’s most effective tools for supporting grassroots impact. In 2025, we partnered with 185 community organizations to run more than 1,200 campaigns at no cost across 71 countries, delivering 40 million impressions in 40 languages.

Government Affairs
Grindr’s government affairs team advocates on behalf of the millions of gay and bisexual people who use our platform, as well as the broader LGBTQ community, bringing their health and lived experiences directly into state, federal, and international policymaking. This includes championing the continued funding of the President’s Emergency Plan for AIDS Relief (“PEPFAR”), a cornerstone of the global HIV response, and identifying opportunities for Grindr to serve as a direct link between the PEPFAR ecosystem and the at-risk communities who need it most. Importantly, amidst changes in personnel and shifting priorities at the U.S. Center for Disease Control, Grindr has continued to secure ongoing federal funding in Congress and grow support in the Administration to support HIV self-test kit programs that make life-saving testing accessible to the communities we serve.
We also engage state and federal lawmakers on reducing the financial and legal barriers that prevent many LGBTQ people from starting families through IVF, surrogacy, and assisted reproduction, because our users deserve the same pathways to parenthood as anyone else.

At its core, our government affairs work is about education and representation, ensuring that policymakers understand the real-world health, safety, and civil rights needs of LGBTQ people here in the United States and around the world. As the most widely used social platform dedicated to serving GBTQ users and the LGBTQ community, Grindr is uniquely positioned to serve as a bridge between the communities most affected by these policies and the decision-makers who shape them.
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
•Preeminent Brand Within the LGBTQ Community. Our brand is one of the most well-known in the LGBTQ community and has become broadly associated with GBTQ culture.
•Organic MAU Growth. We have benefited from a first-mover advantage and reached a scale that continues to propel the growth of our business, brand awareness, and user acquisition.
•Superior User Experience. Our geolocation technology, grid display interface, complex filter functions, and other innovative features and functionalities enable users to discover and connect to each other effortlessly and seamlessly. We are also building a full-stack technical foundation that we refer to as Grindr AI (“gAI”TM), consisting of a data model layer, technical architecture layer, and a consumer application layer, in order to deliver an enhanced, high-impact user experience.
•Strong Margins and Profitable Business Model. Our business generates strong margins and positive cash flows given our revenue model and negligible paid user acquisition spend.
Our Growth Strategies
We believe there is significant growth opportunity in our core product driven in part by the continued rapid growth and rising acceptance of the global LGBTQ population, especially among recent generations that are more technology savvy. We also believe there are opportunities to expand beyond our core business, and we have introduced, and plan to continue to test, products and services for GBTQ people in other sectors.
Key elements of our growth strategy include:
•Improving and Advancing our Core Product.
◦Enhancing and Expanding the Core Use Case with AI. We are striving to harness artificial intelligence and machine learning technologies, which we refer to as AI/ML, while emphasizing security and privacy, to enhance the overall user experience on our platform. As part of these ongoing efforts, including through gAI, we intend to deliver a distinctive and elevated experience that we believe would not otherwise be achievable without these AI/ML capabilities. We will serve different user intents through new AI-enabled product experiences, such as casual dating, dating, social connections, travel, and local discovery.
◦Expand Monetization Capabilities. We believe we can improve the monetization of our platform by continuing to optimize and develop our subscription offerings to better serve user needs, utilizing gAI to deliver differentiated products and capabilities, introducing more stand-alone premium functions, and further optimizing our indirect revenue offerings, as described in more detail below:
◦Continue to optimize our core product and develop our subscription offerings by evolving with our users to define use cases that are compelling for users to pay for. We also intend to improve the merchandising of our paid features, segment the value propositions inside the paid tiers, harness AI to innovate our product landscape, and continue to adjust our pricing globally.

◦We intend to grow our indirect business by continuing to improve our advertising technology to create more valuable ad products, increase advertising impressions globally, and expand advertising partnerships. In 2025 we made progress on our strategy to drive growth in our third-party advertising partnerships as well as direct advertising sales, and intend to increase our focus on direct advertising and brand partnerships in the future.
◦Grow Our User Base. We plan to deepen our penetration in our current markets, including in our key established markets such as the United States, Europe, and around the world. We also plan to grow our user base by targeting geographic regions that have a large number of untapped potential users and fast-growing economies.
◦Invest in Understanding our User Journey. We will continue to invest in data in an effort to improve our product-market fit, attract new users, protect our users, understand our users’ needs, and fight misconduct, abuse, and spam on our platform. We believe our efforts in AI, ML, and data science will help our users have more successful connections and improve the overall experience on our platform. Our goal is to design compelling experiences built around user intent and to create value through innovation. We will continue to analyze user input and evaluate how users interact with the app, iterating over time in an effort to deliver optimal experiences to both our paying and free users.
•Continue to Strengthen our Global Brand. We will continue to actively promote a better global understanding of the Grindr brands and to reshape the perception of Grindr as the Global Gayborhood in Your Pocket™, emphasizing our central role in gay culture.
•Focusing on Gayborhood Expansion Opportunities.
◦Grindr Health. In May 2025 we launched Woodwork by Grindr, our first gayborhood expansion initiative in the health and wellness space. Woodwork is a telehealth subscription service that facilitates access for eligible patients to certain treatments and prescription medications and is currently powered by OpenLoop, a partner for clinical support. While the initial focus of Woodwork is our core user base, we also believe the brand has the potential to expand to a broader population over time.
◦Other Gayborhood Expansion Opportunities. We intend to continue to explore new lines of business, including travel, events, lifestyle, media, and others.
•Strategic Investments and Acquisitions. In addition to organic growth, we continue to be open to opportunistic strategic partnerships, collaborations, investments, and acquisitions, including in markets beyond our core product.
Technology
Our technology and product development process is designed for the unique needs of our user base. We aim to build technology that addresses our users’ needs, protects our users, and enables them to make connections safely.
Key components of our technology platform include:
•Location-Based Technologies. We have built a location-based system that enables our users to choose to share their approximate locations with other users to seamlessly engage with their hyper-local community. The system powers the main cascade user interface in our Grindr platform where a user can see others who are also using the Grindr platform and have chosen to share their general location at that moment based on distance and filter criteria.
•gAI. Our goal is to make Grindr an AI-native company and product, including through gAI — a full-stack technical foundation consisting of integrated frontend user-facing components and backend components. Our growth agenda has been and will continue to be supported, in part, by AI/ML and the introduction of AI synthetics to our product development workflow and coding, as well as through a product roadmap featuring AI-centered services, such as Edge, A-List, and Discover.
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
We use an evolving suite of tools and technologies to help our users stay safe, and we publish a holistic security guide and safety tips for users. We utilize a three-pillar approach to content moderation:
•Automated Review. We implement preventative proactive and responsive technologies to help mitigate risks of user misbehavior and enhance user safety. Upon profile creation, we automatically scan profiles and conduct ongoing scans for fraudulent behavior or violations of our Community Guidelines. Our algorithms and automations remove many malicious profiles before they can interact with our community. We utilize third-party tooling to enhance our automated review capabilities. In addition, we provide users with a robust appeals system that leverages a manual human review of automated decisions.
•Manual Review. Our experienced human reviewers play an integral role in our moderation process. We utilize a team of content review personnel dedicated to moderating content on the Grindr platform.
•Community Feedback. Through in-app tools, we encourage users to report inappropriate content and misbehavior.
Branding and Marketing
We continue to expand our user base through user-driven organic growth, supported by the scale of our global network and sustained engagement across the platform. Our marketing efforts are focused on reinforcing relevance, trust, and product engagement and monetization through content, owned channels, cultural partnerships, and experiential activations.
In 2024 we made progress reshaping the perception of Grindr as the Global Gayborhood in Your Pocket™, and in 2025 we advanced our positioning by more deliberately linking brand activity to product strategy and cultural presence. Rather than relying on passive brand recognition, our marketing and communications emphasized participation in cultural moments, in-app storytelling, and earned media that reflected how users actually experience Grindr. Our brand investments in 2025 contributed to this overall goal. In our most recent internal U.S. brand survey in December 2025, Grindr’s overall brand favorability reached approximately 72%, and Grindr ranked high on measures of trust and positive community impact among respondents. We expect to continue to prioritize similar brand investments as the business scales.
Employees and Human Capital Resources
We compete for talent in the technology market and believe our operating culture is a key differentiator in attracting, developing, and retaining high-performing employees. Our culture emphasizes collaboration, accountability, and excellence in execution. Clear decision-making and consistent follow-through are core expectations across the organization. We are focused on operating as an AI-first organization, integrating tools and evolving tech into our products, workflows, and decision-making processes where we believe it can improve quality, speed, and leverage. We seek to foster an inclusive environment where employees can bring their full and best selves to work and grow professionally, while doing meaningful work at scale. We believe this culture is essential to building a resilient organization and sustaining our long-term performance. Our approach to work balances high standards with sustainability and flexibility. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values; our ability to recruit and retain talent is aided by our mission and brand reputation.
In 2023, we adopted a hybrid working model involving a multi-phase return-to-office plan, which was largely completed by January 2024 and was fully concluded by April 30, 2025 (the “RTO Plan”). The RTO Plan provided employees with a one-time relocation package to support relocation to offices where their respective teams are based, or separation packages for employees who chose not to participate in the RTO Plan.
As of December 31, 2025, we had 165 employees globally, 160 of which were full-time employees. In 2025, we continued to expand and enhance our team with new employees and contractors. In doing so, we significantly grew the size of our engineering team, including the expansion of a dedicated contractor team in Colombia consisting of 29 full-time engineers as of December 31, 2025. We will continue to selectively supplement immediate capacity and product development needs with contractors, particularly in supporting our engineering function. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. We intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning.
We are headquartered in West Hollywood, California, and have additional offices in the San Francisco Bay Area, Chicago, and New York City.

Intellectual Property
We have developed our proprietary intellectual property over the past sixteen years. Our patents, trademarks, copyrights, domain names, trade secrets, and other intellectual property rights distinguish our products and services from those of our competitors and contribute to our competitive advantage in the markets in which we operate. To protect our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws; confidentiality agreements; non-compete agreements; assignment-for-inventions agreements with our employees, contractors, and others; and contracts with third parties. We also regularly monitor any infringement or misappropriation of our intellectual property rights.
We rely upon a combination of proprietary trademarks, trademark applications, copyright registrations, patents, and patent applications relating to our brands, content, inventions, and other intellectual property. Our patents have expiration dates in 2031. We apply for additional trademarks and patents to the extent we determine such intellectual property to be core to our service or businesses or otherwise appropriate and cost-effective.
We license technology and other intellectual property from our partners. Third parties may assert claims related to intellectual property rights against our partners and us.
Government Regulation
We are subject to a number of foreign and U.S. federal and state laws and regulations that involve matters that are important to, or may otherwise impact, our business and that may affect companies conducting business on the internet, including, but not limited to, regulations related to internet and eCommerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, consumer protection and warnings, online safety, marketing, human drugs, taxation, privacy, data security, competition, arbitration agreements and class action waiver provisions, terms of service, and mobile application and website accessibility. These regulations are often complex and subject to varying interpretations, in many cases due to their newness and lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies in the United States and abroad, such as federal, state, and local administrative agencies. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business. See the section titled “Risk Factors—Risks Related to Regulation and Litigation—Our business is subject to complex and evolving U.S. and international laws and regulations. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business.” As a result, we could be subject to actions based on negligence, various torts, and trademark and copyright infringement, among other actions. See the sections titled “Risk Factors—Risks Related to Regulation and Litigation—We may be held liable for information or content displayed on, retrieved from, or transmitted over our platform, as well as interactions that result from the use of our platform.,” “Risk Factors—Risks Related to Regulation and Litigation—We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.,” “Risk Factors—Risks Related to Regulation and Litigation —Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brands or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.,” “Risk Factors—Risks Related to Regulation and Litigation—Globally, online platforms are subject to rapidly expanding laws and regulations relating to privacy and child protection, online safety, and consumer protection which, if violated (or perceived to have been violated), could subject us to litigation or regulatory actions, or could reduce demand for our products and services from current and prospective adult users that value discretion, choose not to share their identity, or are unwilling or unable to validate that they are adults.,” and “Risk Factors—Risks Related to Information Technology Systems, Artificial Intelligence, and Intellectual Property—From time to time, we are party to patent, trademark, and other intellectual property-related litigation and proceedings that if resolved adversely, could materially adversely impact our business, financial condition, and results of operations.”
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
The CCPA, other U.S. state privacy laws, GDPR, and UK GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data; and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages.
Additionally, the expanding set of foreign data privacy and security laws (including the GDPR and UK GDPR, as well as laws in India, Brazil, and other countries where we have large numbers of users) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the GDPR limits personal data processing to only what is necessary for specified, explicit, and legitimate purposes; increases transparency obligations to data subjects; limits the collection and retention of personal data; increases rights for data subjects; requires the implementation and maintenance of technical and organizational safeguards for personal data; and mandates notice of certain personal data breaches to the relevant supervisory authorities and affected individuals. There are numerous proposed laws pending around the world concerning privacy and data protection that could affect us if enacted. See the section titled “Risk Factors—Risks Related to Regulation and Litigation—We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.”
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
In addition, in connection with Woodwork by Grindr, our first gayborhood expansion initiative in the health and wellness space, we and any third-party suppliers, compounders, and manufacturers of health products are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and international, federal, state, and local authorities. These authorities can enforce regulations related to the testing, production, compounding, control, safety, quality assurance, labeling, promotion, and advertising, packaging, sterilization, storage, and distribution of FDA-approved prescription drugs and/or compound medications.
Depending on the types of products and services we and our partners offer in connection with our health and wellness initiatives, such products may be subject to the uses approved by the FDA as well as other limitations found in the product’s approved labeling. Some of these products may be prescribed by affiliated healthcare providers of our health and wellness services for “off-label” uses, which are uses that are not described in the product’s labeling and approved by the FDA.
Additionally, certain products made available through Woodwork are compounded drug products under Section 503A, and in the future may be compounded under Section 503B, of the Federal Food, Drug & Cosmetic Act (“FDCA”). Drugs compounded by compounding pharmacies in compliance with Section 503A or outsourcing facilities in compliance with

Section 503B are exempt from the new drug approval requirements and certain labeling requirements of the FDCA. As such, the FDA does not review or verify the safety or effectiveness of compounded drug products distributed or dispensed by compounding pharmacies and outstanding facilities Section 503B of the FDCA requires outsourcing facilities to compound drugs in compliance with current Good Manufacturing Practice (cGMP), while Section 503A compounding pharmacies must comply only with state laws related to drug quality. Both 503B outstanding facilities and Section 503A compounding pharmacies are subject to state licensing and other laws related to the practice of pharmacy. These laws and regulations often include specific requirements for compounding operations, including requirements for licensing of pharmacists, pharmacy technicians and pharmacies; supervision and training; inspections; sterility assurance; and recordkeeping, among other requirements. Regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding operations.
We and our partners are also subject to extensive federal and state healthcare laws and regulations in connection with the operation of Woodwork. In certain jurisdictions, the corporate practice of medicine (“CPOM”) doctrine generally prohibits non-physicians from practicing medicine, employing physicians to provide clinical services, directing the clinical practice of physicians, holding an ownership interest in an entity that employs physicians, or otherwise exercising undue influence or control over medical decisions of physicians. Other practices, such as professionals splitting their professional fees with non-professional persons or entities, are also prohibited in some jurisdictions. Many states also limit the extent to which nurse practitioners and physician assistants can practice independently and require that they practice under the supervision of or in collaboration with a supervising physician.
Additionally, the practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for prescribing medication and ordering of tests. The regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. Physicians and mid-level providers (e.g., physician assistants, nurse practitioners) who provide professional clinical services via telehealth must, in most instances, hold a valid license to provide the applicable professional services in the state in which the patient is located. Further, our compensation arrangements with our healthcare partners must be structured to comply with applicable state anti-kickback and self-referral restrictions. To date we have offered health and wellness services as cash-pay only. To the extent that we expand our health and wellness offerings to include reimbursement from third-party payors, we may become subject to additional federal and state healthcare laws, such as the federal Anti-Kickback Statute and the healthcare fraud and privacy and security provisions of HIPAA.
If our Woodwork operations are found to be violative of any of the aforementioned laws and regulations, including the FDCA, governmental authorities could require that we modify our product labeling, curtail or restructure our operations, or subject us to significant regulatory and/or legal enforcement actions, including the issuance of warning or untitled letters, injunctions, seizures, imprisonment, disgorgement, exclusion from participation in healthcare programs, additional reporting obligations and oversight obligations, civil fines, and criminal penalties. Other federal, state, or foreign enforcement authorities may also take action if they determine our health and wellness services and related products and promotional activities do not meet applicable legal or regulatory requirements. In addition, if any of our physician or other healthcare partners violate any of these healthcare laws and regulations, they may be subject to significant regulatory and enforcement actions and sanctions, including licensure restrictions and fines for unprofessional conduct by the applicable professional licensing authorities. See the sections titled “Risk Factors—Risks Related to Regulation and Litigation—Compounded drug products offered through our platform are subject to extensive regulation, which may expose us to fines, penalties, seizures and injunctions under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations.” and “—We and our partners are subject to extensive federal and state healthcare laws and regulations (in addition to the FDCA and FDA regulations) in the operation of our health and wellness services and may be subject to fines, penalties, and injunctions if we or our partners are found to be in violation of any of such laws and regulations.”
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
We believe that the Grindr brands have significantly contributed to the success of our business. Our business and financial performance are impacted by the strength and market perception of our brands. We have achieved significant organic growth mainly through word-of-mouth referrals to our platform, and therefore we believe it is critical to ensure that our users remain favorably inclined toward the Grindr brands. We have not historically relied on traditional advertising for user acquisition, and there are no guarantees that we will be successful if we choose to do so. We believe that maintaining and evolving our brands is critical to expanding our user base and growing our advertising relationships.
The strength of our brands depends on an array of factors, including our ability to continue to provide useful, fun, reliable, trustworthy, and innovative products and services, which may or may not resonate with our users as successfully as we expect. Our new products and services may not always appeal to our users, which may negatively affect our brand and our ability to attract new users, or upgrade free users to paid accounts. See “—If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results and business may be significantly harmed.” In addition, the actions of our advertisers or partners may negatively affect our brands if users have a negative impression of such brands or do not have a positive experience using third-party products or services that are advertised on or integrated into our platform. See “—We rely primarily on the Apple App Store and Google Play Store for distribution of and access to our products and services, and as the channels for processing substantially all direct consumer payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party computer systems, internet transit providers and other communications systems and service providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, or if our relationships with Apple, Google, or other such third parties deteriorate, it could materially and adversely affect our business, financial condition, and results of operations.” Moreover, illegal or inappropriate conduct by users, advertisers, partners, or bad actors may adversely affect our brands, particularly if we fail to respond expeditiously to objectionable content or misconduct on our platform or otherwise to address user concerns. See “—Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brand or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.” We have also experienced, and expect to continue to experience, significant media, legislative, and regulatory scrutiny, as well as litigation, other legal actions, and regulatory investigations, in the U.S. and abroad, regarding user privacy and data protection, interactions between users, and other issues. For example, over the last few years, we have received and responded to inquiries from the Spanish Data Protection Authority, the Slovenian Data Protection Authority, the Greek Data Protection Authority, the Austrian Data Protection Authority, and other non-EU data protection authorities, including the Norwegian Data Protection Authority and the UK Information Commissioner’s Office (“ICO”), and various U.S. regulators. See “—We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.” These and other inquiries may have harmed our reputation and brands and may seriously harm our reputation and brand in the future. See “—Unfavorable media coverage could materially and adversely affect our business, brand, or reputation.” If events occur that damage our reputation or brands, our business, financial condition, and results of operations could be materially and adversely affected.
Changes to our existing products and services could fail to attract or retain users or generate revenue and profits.
Our ability to retain, expand, engage, and monetize our user base, and to increase our revenue, is rooted in our ability to keep pace with user expectations and technological changes in the industry by, among other things, continuing to evolve our existing products and services. We operate in an industry characterized by rapidly changing technologies, frequent new product and service announcements and enhancements, and changing user demands, and our competitors, including those in the online social networking and dating app industries are constantly developing new technologies and products and services. Our performance will therefore be determined by our ability to adapt in response to this environment by, among other things, continuing to improve the speed, performance, features, ease of use, and reliability of our products and services. Any failure to keep pace with rapid technological changes could cause us to lose or fail to increase market share and thus have a material adverse effect on our business, financial condition, and results of operations.
We may introduce significant changes to our existing products and services, including using technologies with which we have little or no prior development or operating experience. For instance, as part of our ongoing efforts to harness artificial intelligence and machine learning (“AI/ML”), including generative AI, we are building a full-stack technical foundation that we may refer to as Grindr AI (“gAI”), which includes integrated frontend user-facing components and backend components. Utilizing gAI, we have rolled out products like A-List, which is intended to help users navigate their inbox by surfacing relevant chats and providing summaries that help users pick up where they left off. See “—We use artificial intelligence and machine learning in our products, services, and operations in furtherance of our goal to become an AI-native company, which may result in operational and compliance challenges, legal liability, reputational concerns, cybersecurity risks, competitive risks, and regulatory concerns that could materially and adversely affect our business and results of operations.” We also believe we can further improve our monetization capabilities by diversifying our subscription offerings, introducing more add-on offerings and feature innovations, and further optimizing our advertising offerings. These efforts, however, may not ultimately be successful or translate into meaningful additional revenue. If we do not continue to innovate and provide attractive products and services to our users, or if we fail to consistently tailor our products and services to accommodate our users’ changing demands, we may not be able to retain or grow a large and active user base or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may materially adversely affect our business.
We may not be able to successfully implement our new product and services roadmap, which could adversely impact our business, financial conditions or results of operations.
We are continually evaluating the changing consumer, market, and competitive environment of the community we serve and seeking to improve our performance by implementing a comprehensive and competitive business strategy addressing the needs and wants of our user base. Our product strategy continued to accelerate in 2025 as we executed across our product roadmap and we expect to launch a number of new products and services to some, if not all, users in 2026. There is no guarantee that our investment in new products and services, new features, feature innovations, and other initiatives will succeed or generate revenue or other benefits for us. New or innovative products, services, and features may provide temporary increases in engagement that may ultimately fail to attract and retain users over time such that they may not produce the long-term benefits that we expect. We may also introduce new products, services, features, terms of service, or policies and seek to find new, effective ways to show our community new and existing products, and services and alert them to events and opportunities to connect that our users do not like. If our new or enhanced brands, products and services, or product extensions fail to engage users or marketing partners, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may materially adversely affect our business.
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
In 2025 we also began offering new products to serve the health and wellness needs of our users, and expect to continue to expand these offerings and available products in the future. Products and services in health and wellness, including any new products or services we may offer, may subject us to increased regulation and costly compliance efforts. For additional information on certain of the risks associated with our health and wellness services and products see “—Risks Related to Regulation and Litigation—Compounded drug products offered through our platform are subject to extensive regulation, which may expose us to fines, penalties, seizures and injunctions under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations.” and “—Risks Related to Regulation and Litigation—We and our partners are subject to extensive federal and state healthcare laws and regulations (in addition to the FDCA and FDA regulations) in the operation of our health and wellness services and may be subject to fines, penalties, and injunctions if we or our partners are found to be in violation of any of such laws and regulations.”
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services or do not convert to Paying Users, our revenue, financial results and business may be significantly harmed.
The size of our user base and our users’ level of engagement are critical to our success. Our financial performance has been and will continue to be significantly determined by our success in adding and retaining users of our products and services and converting users into paying subscribers or add-on payers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. In part because of the network effects of our platform, any decrease in user retention, growth, or engagement could render our products and services less attractive to users, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. Furthermore, if our user growth rate slows down, our business performance will become increasingly dependent on our ability to retain existing users and enhance user engagement on our platform in current and new markets. Although we have primarily grown our user base organically, attracting and retaining additional users for our products and services may require greater sales and marketing expenditures in the future. If our platform ceases to be one of the most frequently used social networking applications for gay, bisexual, transgender, and queer (“GBTQ”) individuals, or if people do not perceive our products and services to be useful, reliable, and/or trustworthy, we may not be able to attract or retain users, or otherwise maintain their level of engagement.
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
•we experience decreases in user sentiment related to the quality of our products and services, or based upon concerns related to data privacy and the sharing of user data, data safety, security, use of AI/ML technologies, or well-being, among other factors;
•technical or other problems prevent us from delivering our products and services in a rapid and reliable manner or otherwise affect the user experience;
•we fail to address user, legal, or regulatory concerns related to data privacy, data security, use of AI/ML technologies, safety, or other factors;
•our current or future products and services reduce user activity on Grindr by making it easier for our users to interact and share on third-party platforms; or
•there are changes mandated by legislation, regulations, or other government actions, or users do not like changes we make or how we otherwise respond to such mandates.

Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brand or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.
Our platform allows users to connect and communicate with other users. Individuals or groups may engage in illegal or otherwise inappropriate activities, which could adversely affect the public perception of our brand, and ultimately could harm our ability to retain existing users or add new users. We endeavor to detect and address user actions that we suspect may violate our Terms and Conditions of Service, Communities Guidelines, or other policies applicable to our platform, which prohibit, among other things, any form of harassment, hate speech, or violence; other offensive content; profile pictures with nudity; pornography; drugs; impersonation of another person; activities related to minors (including uploading images depicting minors or communicating with another user believed to be a minor); and illegal actions such as the advertising of sexual services or drugs. With a combination of human moderation, user reporting of violations, and automated tooling, our teams endeavor to detect and address suspected or potential violations, and we continue to endeavor to efficiently detect and address these issues in the future, but we may not be successful in doing so. Despite these efforts, there have been in the past, and there could be in the future, a number of incidents where users post or share unauthorized communications or content or engage in activities on or through our platform that violate our policies or laws. Our safeguards may not be sufficient or adequate to ensure the safety of our users and this may harm our reputation and brand, especially if any instances of illegal or otherwise inappropriate conduct become well-publicized, as has occurred in the past.
In addition, while our policies attempt to address the illegal or otherwise inappropriate use of our products and services, and we publish and make available resources that provide users with information designed to help protect users’ digital security, personal safety (both on and off our Grindr platform), and self-care, we do not control what happens when our users decide to meet in person after connecting on our platform.
Our platform allows users to connect and communicate with other users in the same geographic area or in other geographic areas around the world, including through the Roam and Explore features. Users of our products and services have been, and may in the future be, physically, financially, emotionally, or otherwise harmed by other individuals that they have met or may meet through the use of our products and services. For example, we have in the past received, and could in the future receive, complaints about users being assaulted or subjected to other forms of illegal or inappropriate conduct after meeting other users in person through our products and services. When one or more of our users suffers or alleges to have suffered any harm either on our platform or in person after meeting another user on our platform, we have in the past, and could in the future, experience legal action, regulatory investigations, or negative publicity that could damage our brand and reputation. For example, the Fight Online Sex Trafficking Act of 2017 provides potential civil remedies for certain victims of online sex trafficking crimes. Similar events with respect to users of our competitors’ products and services could result in negative publicity for the overall social networking industry, or for LGBTQ-focused social networking platforms more specifically, which could in turn negatively affect our business, financial condition, and results of operations.
Moreover, user-generated content is at the center of our products and services, which enable our users to provide text, location, image, audio, and video content both in their Grindr public profiles and in interactions with other Grindr users. User content or activity may be infringing, illegal, hostile, offensive, harmful, unethical, or inappropriate or may otherwise violate our terms of service. In the past we have been, and in the future may be, subject to lawsuits arising from the conduct of our users, and we may be subject to regulatory enforcement actions relating to user content or actions, including conduct of our users occurring off of our platform but with alleged or actual connections to interactions on our platform. Even if claims against us are ultimately unsuccessful, defending against such claims increases our legal expenses and diverts management’s attention from the operation of our business, which could materially and adversely impact our business and results of operations, and our brand, reputation, and financial results may be harmed.
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
Congress has been actively considering revisions to both the DMCA safe harbor and Section 230 of the CDA. The current Administration has supported limiting the scope of Section 230 to, among other things, reduce the protection for moderation of user-generated content. On December 16, 2025, legislation was introduced in the U.S. House of

Representatives and Senate to sunset Section 230 two years after enactment. Furthermore, recent litigation involving cloud hosting companies has created uncertainty with respect to the applicability of DMCA protections to companies that host substantial amounts of user content.
In a number of recent cases, U.S. courts have limited and may continue to further limit the protections of Section 230. For example, in August 2024, the U.S. Court of Appeals for the Third Circuit ruled that Section 230 did not immunize TikTok from liability for recommendations of user-generated content made by TikTok’s algorithm. This decision increases the risk that we could be subject to legal liability for harms related to user behavior on our platform, including under product liability and other theories. Other courts have also recently adopted narrower interpretations of Section 230’s applicability than in the past, and there are other pending cases before U.S. federal appellate courts and other courts that could limit the scope of Section 230, further increasing the risks we face. For these reasons and others, now or in the future, the DMCA, CDA, and similar provisions—including the First Amendment, on which we also rely—may be interpreted in ways that provide us with incomplete or insufficient protection from claims. We face a number of lawsuits and arbitrations seeking damages for harms suffered by users who communicate with other users on our platform, including claims involving minors. While we cannot predict the outcome of these lawsuits, risks to Grindr are increasing in this area, including as a result of litigation involving other defendants before various courts that could establish precedents affecting the outcome of suits against Grindr. Certain of these matters are at various stages, including at the appellate level following successful motions to dismiss. If our motions to dismiss in one or more of the suits we face are ultimately denied, including after appeals, we could face trials, significant litigation expenses, and potentially significant damages. In addition, some pending user interaction matters have been referred to arbitration. An adverse outcome in one or more of these matters, or the establishment of adverse legal precedent involving other defendants, could have a material adverse effect on our business, financial condition, and results of operations. We could also be legally required or choose to make changes to our services to mitigate the risks from these types of lawsuits, and any such changes could have adverse consequences on our services, users, business, results of operations, and financial condition.
We do not fully or immediately monitor all user content or activities on our platform, so inappropriate content may be posted or shared and problematic activities may occur before we are able to take protective action, which could subject us to liability. Even if we comply with actual legal obligations to remove or disable content, we may continue to allow use of our products or services by individuals or entities who others find hostile, offensive, or inappropriate. The activities or content of our users may lead us to experience adverse political, business and reputational consequences, especially if such activities or content attract significant public attention. Conversely, actions we take in response to the activities of our users, up to and including banning them from using our products, services, or properties, may harm our brand and reputation or subject us to legal liability.
In addition to liability based on our activities in the United States, we may also be deemed subject to laws in other countries that may not have the same protections for online platforms or that may impose more onerous obligations on us with respect to the activities of our users or consent provided by such users on our platform, which may impose additional liability or expense on us, including additional theories of intermediary liability. For example, in 2019, the European Union approved a copyright directive that will impose additional obligations on online platforms, and failure to comply could give rise to significant liability. Other recent laws in the UK (online safety, including for minors), Germany (extremist content), Australia (violent content), India (intermediary liability), and Singapore (online falsehoods), as well as other new similar laws, may also expose online services companies like us to significant liability. Globally, many countries have limited or are considering efforts to significantly limit liability protections for online platforms such as ours. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition. Potential litigation could expose us to claims for damages and affect our operations.
Concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations.
We collect and process user profiles, precise user locations, and other personal data from our users to provide them with our products and services and to better facilitate connections among our users. Despite the increased level of social acceptance of certain members of the LGBTQ community in certain regions over the past several years, being LGBTQ remains stigmatized in many parts of the world and deemed illegal in others, and anti-LGBTQ sentiment is currently on the rise in many countries. Existing and potential users may prefer not to associate with our platform publicly, not to identify themselves publicly as GBTQ, not to have assumptions or perceptions formed about their sexual orientation or gender identity, and/or not to have their sexual orientations and gender identities known by others, which may limit our ability to maintain or increase levels of user engagement.

Concerns about being identified or perceived in a certain way, as well as concerns about the collection, use, disclosure, or security of personal data (including chat history), or other privacy-related or other matters, even if unfounded, could damage our reputation and discourage potential users from choosing our platform, all of which may adversely affect our business, financial condition, and results of operations. Our success depends on our ability to access, collect, and use personal data about our users and to comply with applicable privacy and data protection laws.
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
We receive a high degree of media attention around the world, partly due to the community we serve, all of which has affected, and could in the future affect, the reputation and market perception of our brand. Regardless of its accuracy or authenticity, negative publicity concerning us, including media coverage regarding the actions of our users on or off our platform, our Terms and Conditions of Service or privacy practices, the quality or safety of our products and services (including, for example, our use of AI/ML technologies including generative AI), minors using our platforms, the actions of our advertisers or other partners, litigation or regulatory activity, and/or the actions of other companies that provide similar services to us, could materially and adversely affect our brand, which could, in turn, materially and adversely affect the size, engagement, and loyalty of our user base; our ability to attract and retain talent; and the number and quality of advertisers that choose to advertise on our platform. For example, since at least 2016, multiple news outlets and research groups have identified ways to allegedly determine the precise geolocation of users of Grindr and similar services. Although our users have the choice not to display their relative location in the Grindr cascade, trilateration (i.e., the process of estimating a user’s location by combining the distance measurement from three points surrounding a user), is a common risk of location-based apps and could be perceived as a threat to users’ location privacy in some jurisdictions. These risks have led to multiple regulatory inquiries.
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
The online social networking and dating industries in which we operate are highly and increasingly competitive, particularly as powerful AI tools further reduce barriers to entry and otherwise enable the emergence of AI-powered companion and digital relationship products that may reduce demand for traditional dating or social networking interactions, and if we cannot compete effectively our business will suffer.
The online social networking and dating app industries are highly competitive, with a consistent stream of new products and services and entrants, particularly as AI tools have significantly lowered the cost of and barriers to building new digital products. We compete primarily with other global platforms that provide dating and networking products and services that have LGBTQ users, such as Tinder and Hinge; non-dating specific social networking platforms such as Facebook, Instagram and LinkedIn; and LGBTQ-focused providers of casual dating, dating, and networking products and services for LGBTQ users, such as Scruff, Sniffies, Feeld, and PlanetRomeo. Some of our competitors may enjoy better competitive positions in certain geographical regions, with certain user demographics, or in other key areas that we currently serve or may serve in the future. These advantages could enable these competitors to offer products and services that are more appealing to users and potential users than our products and services, or to respond more quickly and/or cost-effectively than we do to new or changing opportunities. In addition, to the extent that some of our competitors were first movers in particular geographic regions, their positions in those regions could create barriers to our entry. Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their products and services, take advantage of acquisition or other opportunities more readily than we do, or develop and expand their products and services more quickly than we do. Potential competitors also include established social media companies, which may develop products and services, features, or services that compete with ours, and which may have easier access to new markets or potential users than we do.
We may also face competition from emerging AI-powered companion and digital relationship products, including applications designed to simulate romantic, social, or intimate interactions through personalized, always-available digital experiences. These products may compete with us for users’ time, attention, and discretionary spending, and to the extent users choose to engage with such AI-driven alternatives instead of seeking interpersonal connections or interactions facilitated by our platform, demand for our products and services, user engagement, and monetization opportunities could decline, which could materially harm our business, financial condition, and results of operations.
In addition, within the social networking industry more generally, costs for users to switch between products and services are low, and users have a propensity to try new approaches to connecting with other people and to use multiple products and services at the same time. As a result, new products and services, entrants, and business models are likely to continue to emerge, including AI-enabled platforms that offer alternative forms of connection or companionship that do not rely on facilitating in-person interactions between users. It is possible that a new product could gain rapid scale at the expense of Grindr through harnessing a new technology or distribution channel, or a new or existing distribution channel, creating a new approach to connecting people or some other means. Our competitors may also develop new products, features, or services similar to ours or that achieve greater market acceptance than our products, features, or services; they may undertake more far-reaching and successful product development efforts or marketing campaigns than we do; or they may adopt different go-to-market strategies than we do. Any of these efforts, if successful, may enable our competitors to acquire and engage users at the expense of our user growth or engagement.
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
We have and may continue to pursue acquisition opportunities or make strategic investments in other companies to continue the growth of our business; however, we may not be successful in pursuing or completing future acquisitions and may not realize the expected benefits of any acquisitions or strategic investments.
As part of our growth strategy, we may wish to acquire other companies or assets that expand our user base, enter new product categories, or obtain other competitive advantages as well as make investments in companies in furtherance of our strategic objectives. However, we may not be able to identify future acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms to complete such acquisitions or investments, or we may be subject to antitrust scrutiny for any such potential acquisitions or investments.
Acquisitions and investments include a number of risks, including our ability to project and evaluate market demand, realize potential synergies and cost savings, and make accurate accounting estimates, as well as diversion of management attention. Uncertainties exist in assessing the value, risks, profitability, and liabilities associated with certain companies or assets, negotiating acceptable terms, obtaining financing on acceptable terms, and receiving any necessary regulatory approvals. Further, our inability to successfully integrate future acquisitions within the intended time frames or at all could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations.
Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. In addition, we may not be able to achieve a return on any strategic investments in a timely fashion, if at all. To the extent any of the companies in which we invest are not successful, which can include failures to achieve business objectives as well as bankruptcy, we could recognize an impairment or lose all or part of our investment.
In connection with proposed or implemented acquisitions, strategic investments, or similar transactions, we may become subject to scrutiny by various government agencies regarding antitrust and competition laws and regulations in the U.S. and internationally. We have in the past been, and may in the future be, subject to allegations that our actions violate competition laws or otherwise constitute unfair competition in the U.S. or other jurisdictions in which we operate. Any claims or investigations, even if without merit, may be costly to defend or respond to; involve negative publicity; cause substantial diversion of management’s time and effort; and result in reputational harm, significant judgments, fines and other remedial actions against us, require us to change our business practices, make product or operational changes, or delay or preclude planned transactions; product launches; or improvements.
We rely primarily on the Apple App Store and Google Play Store for distribution of and access to our products and services, and as the channels for processing substantially all direct consumer payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party computer systems, internet transit providers and other communications systems and service providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, or if our relationships with Apple, Google, or other such third parties deteriorate, it could materially and adversely affect our business, financial condition, and results of operations.
We distribute our products and services primarily through the Apple App Store and Google Play Store, and we may market and distribute through other platforms in the future. We are subject to the standard terms, conditions, and guidelines of these platforms for app developers, which govern the promotion and distribution of our products and services on their respective platforms. There is no guarantee that app stores and other distribution platforms will continue to feature or make available our products, or that we will be able to comply with the standard terms, conditions, policies, and guidelines of these platforms, such that our products and services continue to be available through these platforms. Even if we believe we are in compliance with all applicable policies, one or more of these platforms may nevertheless decide not to allow us on their platforms because of concerns about reputational, privacy, safety, or other risks we present or for other reasons, in which case our business, financial condition, and results of operations could be materially adversely affected. Apple App Store and Google Play Store have and may continue to impose access restrictions based on events that are beyond Grindr’s control, such as terrorism, public health crises, or political unrest, which could result in the inability to access and use our products and services and other negative experiences for our users and, in turn, harm our reputation among users and adversely affect our business. In addition, governments in various countries may force or pressure Apple or Google—or Apple or Google may choose—to remove our app from their app stores or otherwise block or limit access to our app in such countries, which could materially adversely affect our users and our business.
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
Adverse social and political environments for the LGBTQ community across the globe, including actions by governments, private individuals, or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operations.
While there has been substantial progress in the recognition and protection of LGBTQ rights in certain parts of the world over the past several years, identification as LGBTQ remains stigmatized, marginalized, and deemed illegal in many regions, and the situation is currently getting worse in many places. We have faced and may continue to face serious incidents in which government authorities in certain countries use our products and services to persecute, arrest, and assault LGBTQ individuals under charges of “promoting sexual deviancy” and “inciting immorality,” among others. Relatedly, in some places in the world criminal gangs and individuals may prey upon our users and other members of the LGBTQ community without deterrence because law enforcement may be unwilling to protect LGBTQ people from harm.

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
In addition, government authorities in various countries have in the past and may again in the future seek to block or restrict user access to our products and services if they consider us to be in violation of their laws, a threat to public safety, insufficiently cooperative with local law enforcement authorities, or for other reasons, including if they consider the content on our products and services to be immoral or indecent. If content shown on our products and services is subject to censorship, access to our products and services may be restricted (in whole or in part) in one or more countries, we may be required to or elect to make changes to our operations or other restrictions may be imposed on our products and services. If our competitors can successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain, expand, and engage our user base and qualify advertisers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our business, financial condition, and results of operations could be materially adversely affected.
Our success depends on the demographics of the community that we serve and our ability to foresee and respond to changing market and user demands.
Our success depends heavily upon a variety of factors specific to the adult GBTQ community that we serve. Changes in the population size, gender distribution, disposable income, and other demographic characteristics of the global GBTQ community could have a significant impact on demand for our products and services and our attractiveness to advertisers who pay to reach our user base.
In addition, changes in the demographic characteristics of the GBTQ community could result in shifts in its members’ demands and preferences. The significant diversity within the adult GBTQ global population further imposes challenges for us to successfully foresee and respond to the changing preferences and interests of this community. Should we fail to adequately foresee and respond to the demands and preferences of the markets we serve, our business, financial condition, and results of operations would be materially and adversely affected.
Our growth and monetization strategies may not be successfully implemented or generate sustainable revenue and profit.
To sustain our revenue growth, we must monetize our user base by meeting or exceeding their expectations for our products and services in order for them to choose to convert to paid subscribers. Our growth and monetization strategies are constantly evolving. We plan to offer our users more opportunity for engagement, including through more stand-alone for-pay features; feature innovations; additional offers to encourage conversion to premium (fee based) subscriptions; different types of subscription packages; and the addition of a new premium tier that is designed to bring our AI-native capabilities together into a differentiated offering for users seeking an enhanced personalized experience. We are also planning to continue to support gayborhood expansion by providing access to services outside of our core product, among other strategies. In addition, we intend to continue to diversify our advertiser portfolio and strengthen the performance of our online self-service advertising system, which we believe relies in part on our efforts to improve the market perception of our brand. These efforts might not be successful and may not justify our investment, or we may not be able to pursue them at all. We have limited and may continue to limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to provide relevant ads to users of our free, ad-supported tier and on our ability to generate advertising revenue. In addition, we are continuously seeking to balance our growth objectives and monetization strategies with our desire to provide an excellent user experience, and we may not be successful in achieving a balance that continues to attract and retain users. If our growth and monetization strategies do not generate sustainable revenue, our business, financial condition, and results of operations could be materially adversely affected.
Our product development, investment, and other business decisions may not prioritize short-term financial results and may not produce the long-term benefits that we expect.
We frequently make product development and investment decisions that may not prioritize short-term financial results, if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long term. For example, our Grindr for Equality social impact division helps serve the LGBTQ community and strengthen our brand by advancing health and human rights priorities globally, without focusing on immediate financial returns. Likewise, we occasionally launch features that we cannot monetize (and may never be able to monetize), in order to improve the overall user experience and thus improve our long-term financial performance by driving user engagement and retention, among other potential effects. As part of our gayborhood expansion initiatives, we are also investing in new products and services to address the needs of our users, which may not generate revenue or achieve profitability in the near term or at all. However, these sorts of decisions may not produce the long-term benefits that we expect, in which case our user growth and engagement, our relationships with partners and advertisers, and our business, financial conditions, and results of operations could be materially adversely affected.
The failure to attract new advertisers, the loss of existing advertisers, a deterioration in any of our advertising relationships, or a reduction in their spending could adversely impact our business.
We currently generate a portion of our revenue from advertising on our products and services, which is presented in our indirect revenue. We attract third-party advertisers because of our extensive GBTQ user base worldwide, among other factors. Any decrease or slower growth in our user base or user engagement may discourage new or existing advertisers from advertising on our products and services. The advertisers and advertising platforms control their respective development and operation, and we have little input, if any at all, into how their platforms operate. In addition, we have only limited control over the type of advertisers or the content of their advertisements on our platform. Any deterioration in our relationship with these platforms, any changes in how they operate their platforms or in the requirements regarding the content on our platform, or any deterioration in the platforms’ relationships with advertisers that advertise on our platform may materially adversely affect our advertising revenue. Any loss of existing advertisers or failure to attract new advertisers will materially adversely affect our business, financial condition, and results of operations.
Our advertisers typically do not have long-term advertising commitments with us. The majority of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, certain advertisers may view some of our products and services as controversial, experimental, or unproven. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads and other commercial content in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives. Although most of our advertisers represent a relatively small portion of our overall advertising revenue, we also have certain advertisers that may account for a more significant portion of our total advertising revenues in a given period. The loss of one or more of these significant advertisers, a reduction in their advertising spend, or adverse changes in the terms of our arrangements with them could negatively impact our business. Moreover, we rely on the ability to collect and disclose data and metrics for our advertisers to attract new advertisers and retain existing advertisers. Restrictions, whether by law, regulation, policy, or any other reason, on our ability to collect and disclose data to our advertisers may impede our ability to attract and retain advertisers. Our ability to collect and disclose data may also be adversely affected by third parties, such as third-party publishers and platforms. See “— If the use of third-party cookies or other tracking technology is rejected by our users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could be negatively impacted and we could incur significant revenue loss or increased costs.”
In addition, our advertising revenue could also be adversely affected by many factors both within and beyond our control, including:
•decreased user access to and engagement with us through our products and services;
•our inability to maintain or improve our analytics and measurement solutions that demonstrate the value of our ads and other commercial content;
•adverse legal developments or user sentiment relating to advertising, online safety, data privacy, artificial intelligence, and collection of personal data for targeted advertising purposes, including legislative action, regulatory developments, and litigation; or
•adverse media reports or other negative publicity involving us or other companies in our industry.
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
We have significant internationally-sourced revenue and plan to continue expanding our monetization efforts internationally, including through the translation of our products and services. As of December 31, 2025, we distribute the iOS and Android versions of our Grindr mobile application in 9 and 21 languages, respectively, and had registered users in most countries and territories in which the Apple App Store and Google Play Store operate. Our international revenues represented 42.2%, 42.2%, and 41.7% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. If we fail to deploy, manage, or oversee our international expansion successfully, our business may suffer.
Some or all of our products or services may not be permitted or made available in certain markets due to legal and regulatory restrictions and government opposition to LGBTQ identities. See “—Adverse social and political environments for the LGBTQ community across the globe, including actions by governments, private individuals, or other groups, could limit our geographic reach, business expansion, and user growth, any of which could materially and adversely affect our business, financial condition, and results of operations.”
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
Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including mpox, and other newly declared public health emergencies. Prevention and mitigation measures in connection with any future pandemic could have an adverse impact on global economic conditions and consumer confidence and spending, as well as on the ability or willingness of people who connect on our platform to meet in person, and could materially adversely affect demand, or our users’ ability to pay, for our products and services. The mpox outbreak spread to many regions of the world, including to regions where we conduct our business operations. The spread of similar outbreaks and public health emergencies could result in declines in our user base and user activity, which could have a material adverse effect on our business operations and financial results.

A public health epidemic, pandemic or public health emergency poses the risk that we or our employees, contractors, vendors, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period, including due to shutdowns necessitated for the health and well-being of our staff or the staff of business partners, or shutdowns that may be requested or mandated by governmental authorities. A widespread epidemic, pandemic, or other health crisis could also cause significant volatility in global markets and could reduce our ability to access capital and thereby negatively impact our liquidity.
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
Our future success will depend upon our continued ability to identify, hire, develop, motivate, and retain highly skilled team members, with the continued contributions of our senior management being especially critical to our success. We face intense competition in the industry for well-qualified, highly skilled employees; our continued ability to compete effectively depends, in part, upon our ability to attract and retain outstanding employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot guarantee that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Additionally, we believe that our culture and core values have been, and will continue to be, key contributors to our success and our ability to foster the innovation, creativity, and teamwork that we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires; or if we fail to operationalize our plans to become an AI-native organization and implement “Grindr Mode” — our operating philosophy centered on clear accountability, high productivity, rapid decision-making, and increased managerial leverage — among other factors, our efficiency and ability to execute on our strategy and our ability to maintain our culture, employee morale, productivity, and retention could suffer, and consequently, our business, financial condition, and results of operations could be materially adversely affected.
Finally, effective succession planning and execution may be important to our future success. If we fail to ensure the effective transfer of senior management knowledge and to create smooth transitions involving senior management across our various businesses, our ability to execute on short and long term strategic, financial, and operating goals, as well as our business, financial conditions, and results of operations generally, could be materially adversely affected.
Unionization activities and employment-related litigation may disrupt our operations and adversely affect our business.
Although none of our employees are currently covered under a collective bargaining agreement, our employees may elect to be represented by labor unions. In July 2023, a labor union filed an election petition with the National Labor Relations Board (“NLRB”) seeking to represent certain of our employees. Acting on the petition, the NLRB conducted a secret-ballot election in November and December 2023, which remained ongoing as of December 31, 2025, due to outstanding challenged ballots. On November 1, 2024, the local regional office of NLRB issued a complaint on certain unfair labor practice charges, and a hearing commenced in May 2025 and is currently ongoing and is expected to continue through at least April 2026. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB. If a significant number of our employees were to become unionized, our labor costs could increase and our business could be negatively affected by other requirements and expectations that could increase our costs, reduce innovation, change our company culture, decrease our flexibility, and disrupt our business, and existing or potential investors could decide to sell or not buy our stock. In addition, a labor dispute or union campaign involving some or all of our employees may harm our reputation, disrupt our operations, and result in legal expenses.

In addition to the labor matters described above, from time to time, we are subject to employment-related claims by current or former employees, including claims alleging wrongful termination, discrimination, retaliation, and harassment, among other employment law claims. These matters may result in significant legal expenses and potential liability, including monetary settlements or judgments, and could divert management’s attention from the operation of our business. Any such claims, regardless of their merit or ultimate outcome, could harm our reputation as an employer and materially adversely affect our business, financial condition, and results of operations.
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
We rely on key operating metrics, some of which are derived from third-party data sources, that have not been independently verified to manage our business. We may periodically change our metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We regularly review metrics, such as Average Paying Users, to evaluate growth trends, measure our performance, and make strategic decisions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics” for more details. While our operating metrics are based on what we believe to be reasonable estimates for the applicable periods, there are inherent challenges in measuring how our products and services are used across large populations globally and in accounting for spam accounts and bot accounts (as opposed to genuine users). Grindr does not have full control over the software or hardware on the user’s mobile device. Therefore, the technology that runs in the background on certain mobile devices may cause our system to miscount the user metrics associated with the Grindr account. In addition, our ability to accurately calculate certain user metrics depends on data received from third-parties, including the Apple and Google app stores, which we are not able to independently verify. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithmic or other technical errors. In addition, we continually seek to enhance the accuracy of our estimates of user activity, and those estimates may change due to enhancements or other changes in our methodology.
Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of one of our key operating metrics were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to achieve our growth goals. We continually seek to address technical challenges in our ability to record such data and improve our accuracy. Still, given the complexity of the systems involved, the rapidly changing nature of mobile devices and systems, how our platform manages identity, and the way our users use the Grindr platform, we expect these issues to continue. We have explored and may again in the future explore developing an alternative user identifier in an effort to capture different use cases on our platform, such as when a user logs into their account from multiple devices or when users periodically uninstall and then reinstall our Grindr mobile application. This identifier may not apply retroactively to historical data and may be subject to additional regulatory requirements. It may be some time before we determine whether the resulting data is reliable or useful. To the extent we switch to reporting user data in the future based on this alternative identifier, it may be difficult for investors to evaluate period over period comparisons of these metrics. We may periodically change the metrics we use for internal or external reporting. If customers, advertisers, platform partners, or investors do not perceive our user, geographic, or other demographic metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user, geographic, or other demographic metrics, our reputation may be seriously harmed. Users, platform partners, and investors may be less willing to allocate their resources or spending to our Grindr platform, any of which could materially negatively affect our business, financial condition, and results of operations.
Foreign currency exchange rate fluctuations could materially adversely affect our results of operations.
We operate in various international markets. Our international revenues represented 42.2%, 42.2%, and 41.7% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We remeasure international revenues into U.S. dollar-denominated operating results, and during periods of a strengthening U.S. dollar our international revenues will be reduced when remeasured into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, remeasuring our international revenues carried out in a currency other than the U.S. dollar into U.S. dollar-denominated operating results affects the period-over-period comparability of such results and can impact our results of operations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could materially adversely affect our business, financial condition, and results of operations.
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
In addition, given the cyclical nature of the global economy, a recessionary period may occur in the future, which could negatively affect our business, financial condition, and results of operations. The ongoing U.S.-China trade tension and other international diplomatic issues as well as geopolitical conflicts present additional uncertainties for the U.S. and global economies. In addition, our operations and access to capital may be impacted by disruptions to the banking system and financial market volatility. There can be no assurances that future economic conditions in the U.S. or elsewhere around the world will be favorable to our business.
Expansion into the travel sector involves significant risks, including intense competition and potential liabilities and risks from strategic partnerships, which could negatively impact our financial performance and results of operations.
We have launched, and intend to continue to launch, a number of products and features in our core product related to the travel sector, including the Roam and Explore features, and may also make investments in travel and luxury experiences as part of our gayborhood expansion initiatives. In addition, we may enter into strategic partnerships, joint ventures, or other collaborative arrangements with third parties operating in specialized segments of the travel and leisure industry. Such partnerships may involve significant capital commitments, revenue-sharing arrangements, or other financial obligations that could materially affect our results of operations.
We face competition from different types of companies in the various markets and geographies where we may operate, including large and small companies in the travel and leisure space as well as broader service providers. We also face competition for content, consumers, advertisers, online travel search services, providers of travel, lodging, experiences, and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. In recent years, there has been a proliferation of new channels through which service providers can offer accommodations, experiences, restaurant reservations, and other travel related services. Competitors in this market may offer a variety of services similar to ours and, in some cases, may be willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. Competitors could also have significantly greater financial, technical, marketing, and other resources; or may have more expertise in developing and facilitating such services.
Strategic partnerships and joint ventures present additional risks and uncertainties. We may have limited control over the operations, policies, and business decisions of our partners, and disagreements or misalignment of interests could impair our ability to realize anticipated benefits. Our partners may fail to perform their obligations, become financially distressed, or engage in conduct that exposes us to reputational harm or legal liability. Partnerships in the travel sector may also subject us to industry-specific regulatory requirements, including those relating to safety, environmental compliance, and consumer protection, with which we have limited experience. We may face liability for the acts or omissions of our partners, or we may be required to indemnify partners or third parties for losses arising from partnership activities. Furthermore, partnerships may require us to commit substantial resources, including management attention and capital, without any assurance that such investments will generate adequate returns. The integration of partnership operations with our existing business may prove more difficult, time-consuming, or costly than anticipated. If any of our partners experience operational disruptions or other adverse events, we could face significant financial exposure, litigation, regulatory scrutiny, and damage to our brand and reputation.
Competition and partnership-related risks could negatively impact our ability to successfully enter or otherwise compete in the travel sector, or hurt our ability to realize the full benefits of expansion into this sector.
Our gayborhood expansion strategy may be unsuccessful and may expose us to additional risks. If our strategy does not achieve its expected benefits, there could be negative impacts to our business, financial condition and results of operations.
We have launched a number of products and services across our core business and related to the gayborhood expansion, and we are continuing to test a range of new initiatives. There are no assurances that we will be successful in executing our strategies. Our efforts may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. In addition, as we implement our strategies, the macroeconomic environment, including inflationary pressures, higher labor costs, and changes in consumer and merchant behavior may make it more difficult to effectively execute our strategy. Even if fully implemented, our strategy may not result in growth or the other anticipated benefits to our business, financial condition and results of operations, and could divert management’s attention away from our core business. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.
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
We and the third parties with whom we work face numerous threats, including physical or electronic break-ins; security breaches from inadvertent or intentional actions by our employees, contractors, consultants, and/or other third parties with otherwise legitimate access to our systems, website, or facilities; distributed denial-of-service attacks; computer and mobile malware, worms, and viruses; social engineering attacks (predominantly spear phishing attacks); deep fake attacks (which have become increasingly more difficult to identify as fake); credential stuffing attacks; credential harvesting; ransomware attacks; attempts to misappropriate user information, including credit card information and account login credentials; and general hacking. The foregoing threats may be enhanced or facilitated by malicious use of AI, which may also subject us to other novel AI-based cybersecurity threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are also becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack. Still, we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, third parties may attempt to fraudulently induce our staff or users to disclose information to gain access to our data or our users’ data. The threats described above have become more prevalent in our industry, and these risks have increased, both for us and the third parties with whom we work, as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.
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
Security incidents or disruptions have occurred on our systems in the past, and they may continue to occur in the future and may be inherently difficult to detect for long periods of time. As a result of our prominence, the size and nature of our user base, and the types and volume of personal data on our systems, we believe that we are an especially attractive target for such breaches and attacks. Any failure to maintain performance, reliability, security, and availability of our products and services and technical infrastructure may harm our reputation and our ability to retain existing users and attract new users, as well as generate negative publicity.
While our insurance policies include liability coverage for certain of these matters including cyber liability, if we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage, and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. See “—Risks Related to Our Brand, Products and Services, and Operations—We have limited insurance coverage concerning our business and operations.” The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material adverse effect on our business, financial condition, and results of operations.
We cannot guarantee that measures we take that are designed to protect our information technology systems, data, and user data will be effective, and we may also incur significant costs or modify our business activities to try to protect against or remediate security incidents or other disruptions.
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
Our success depends, in part, on the confidentiality, integrity, and availability of third-party systems and infrastructures, and any security incidents, including undetected errors or vulnerabilities, security breaches, or unauthorized access, could materially and adversely affect our business.
We rely on third parties to operate critical business systems to process sensitive data and other user data in a variety of contexts, including, without limitation, data center and cloud-based, hosted web service providers, such as Amazon Web

Services, as well as software development services, computer systems, internet transit providers, and other systems and service providers, as well as to facilitate and process certain transactions with our users.
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
In addition, our products and services and internal systems depend on the ability of such information systems to store, retrieve, process, and manage immense amounts of data. The information technology systems on which we rely have contained, and may now and in the future contain, undetected errors, bugs, or vulnerabilities. We take steps designed to detect, mitigate, and remediate errors, bugs, and vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work), but we have not and may not in the future be able to detect, mitigate, and remediate all such issues, including on a timely basis. Such issues could be exploited and result in a security incident but may not be detected until after a security incident has occurred or after code has been released for external or internal use. Further, we have experienced (and may in the future experience) delays in developing and deploying remedial measures designed to address any such identified issues. These issues can manifest in any number of ways in our products and services, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products and services. Errors, bugs, vulnerabilities, or other defects within our information technology systems or those of third parties with whom we work have in the past, and may in the future, result in a negative experience for users and marketers who use our products and services, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property, result in negative publicity, or lead to reductions in our ability to provide some or all of our services. Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could materially and adversely affect our business, financial condition, and results of operations.
We could also face claims for product liability, tort, breach of warranty, or other causes of action related to the vulnerabilities described above. Although our Terms and Conditions of Service contain provisions relating to warranty disclaimers and liability limitations, among other relevant provisions, these contractual terms may not be upheld or enforceable in all jurisdictions in which we distribute our products and services, and they may not offer us any protections from liability in potential legal action. In addition, defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. Moreover, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be adversely affected.

The occurrence of any of these or other factors could negatively affect our business, financial condition, and results of operations.
Our success depends, in part, on the confidentiality, integrity, and availability of our (and those of third parties with whom we work) information technology systems and infrastructures and on our ability to maintain the continued operation of these systems and infrastructures in a reliable and cost-effective manner.
Our reputation and ability to attract, retain, and serve users depend on the reliable performance of our products and services and our (and those of third parties with whom we work) underlying technology infrastructure. Our products, services and systems depend on the ability of our software and hardware to store, retrieve, process, and manage immense amounts of data. While we have not experienced outages in the recent past that materially adversely affected our business, financial condition, or results of operations, we have experienced in the recent past significant bugs, outages, performance delays, and other glitches, and we expect to face similar issues in the future. In addition, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays, other glitches, or outages that could temporarily make some or all of our systems or data unavailable and prevent our products and services from functioning properly for our users. Any such interruption could arise for any number of reasons, including human errors, and could materially and adversely affect our business, financial condition, and results of operations.
Moreover, our systems and infrastructures (and those of third parties with whom we work) are vulnerable to damage from fire, power loss, hardware and operating software errors, technical limitations, telecommunications failures, acts of God, and similar events. While we have back-up systems in place for certain operations and systems, not all of our systems and infrastructures (and those of third parties with whom we work) have redundancies or backup systems. In addition, disaster recovery planning can never account for all possible eventualities and our property and business interruption insurance coverage may not be adequate to compensate us fully for any losses we may suffer. Any changes in service levels at our data centers or any interruptions, outages, or delays in our systems or those of the third parties with whom we work, or deterioration in the performance of these systems, could impair our ability to provide our products and services or process transactions with our users, tarnish our reputation, decrease demand for our products and services, and result in significant negative publicity, any of which could materially adversely affect our business, financial condition, and results of operations. In addition, if we need to migrate our business to different third-party providers because of any such problems or insolvency, it could impact our ability to retain our existing users or add new users, among other materially adverse effects. Moreover, even if detected, resolving such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, our products and services. The occurrence of any of these or other similar factors could negatively and materially affect our business, financial condition, and results of operations.
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
We increasingly use artificial intelligence and machine learning in our products, services, and operations in furtherance of our goal to become an AI-native company, which may result in operational and compliance challenges, legal liability, reputational concerns, cybersecurity risks, competitive risks, and regulatory concerns that could materially and adversely affect our business and results of operations.
We are aiming to become an AI-native company, including through our development of gAI, a full-stack technical foundation consisting of a data model layer, technical architecture layer, and a consumer application layer. We have adopted and will continue to develop AI/ML technologies, processes, and algorithms—including generative AI—in our daily operations, including by deploying generative AI and machine learning in our products and services and to enhance the quality and efficiency of internal operations like content moderation. This may result in adverse effects on our operations, legal liability exposure, reputation, and competitive dynamics. The use of AI/ML technologies and processes, including generative AI, at scale is relatively new, and may lead to challenges, concerns, and risks that are significant or that we may not be able to predict, especially as our use of these technologies in our products and services becomes more central to our operations over time.
AI/ML in our products and services, including the move to AI content generation through our development of AI features, may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. Examples of known risks of AI/ML, including generative AI, currently include risks related to accuracy, bias, safety, toxicity, privacy, security, data provenance, and intellectual property. AI-driven features within the Grindr app may generate responses that are perceived as inappropriate, inaccurate, insensitive, or harmful, impacting user satisfaction and safety. Due to inaccuracies or flaws in the inputs, outputs, or logic of AI/ML (including if a bad actor “poisons” an AI/ML model or system with bad inputs or logic), AI/ML models could be biased and could lead to decisions that could harm certain individuals (or classes of individuals) and adversely impact their rights; employment; and ability to obtain certain pricing, products, services, or benefits. AI-generated messages, despite safeguards, may also suggest or lead to interactions or user behaviors that could be harmful or offensive. Deficient or inaccurate recommendations, forecasts, or analyses that AI/ML applications assist in producing, including in certain of our offerings such as A-List and Discover, may lead to customer rejection or skepticism of our products, impact our ability to attract and retain users, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of AI/ML by our staff or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. While we generally seek to obtain contractual commitments from the applicable providers that prohibit the use of our and our users’ data to train or refine their large language models, we may not be able to implement technical measures to prevent such providers from doing so in contravention to their contractual obligations. Our use of AI/ML technologies and generative AI may also lead to novel and urgent cybersecurity risks, including the misuse or disclosure of personal data, which may adversely affect our operations and reputation.
We have invested, and expect to continue to invest, significant resources to develop AI/ML technologies. If the integration of such tools in our products, services, and platform fail to operate as anticipated or as well as competing offerings or otherwise do not meet user expectations or if we are unable to bring AI/ML-related offerings to market as effectively as our competitors, we may fail to recoup our investments in AI, our competitive position may be harmed, and our business and reputation may be adversely impacted. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the licensing or development of proprietary datasets; AI and ML models; and systems to test for accuracy, bias, and other variables, which are often complex, may be costly, and could impact our profit margin. If we are unable to successfully adapt or scale AI features in a manner that enhances rather than diminishes the user experience, our investment in this area could fail to yield anticipated returns, and may adversely impact user trust, discourage engagement, and ultimately lead to decreased user acquisition and retention.
The development and use of AI/ML, including generative AI, is subject to rapidly evolving privacy, data security, and AI-specific laws, as well as increasing regulatory, legal, and consumer scrutiny. Additionally, certain privacy laws extend rights to consumers (such as the right to delete, access, or correct certain personal data, including AI-generated personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to use AI/ML; lead to regulatory fines or penalties; result in additional compliance costs, regulatory investigations, and actions; require us to change our business practices, retrain our AI/ML, prevent or limit our use of AI/ML; or result in consumer or other lawsuits, including under consumer protection statutes. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws.
We are increasingly using AI/ML to enhance our products, services, and operations, including by training or fine-tuning models using data collected through user interactions. These activities may expose us to regulatory, legal, and reputational risks, particularly with respect to the use of personal data for AI/ML training and inferences derived from user behavior. Identifying an appropriate legal basis and, where required, obtaining valid and informed consent for such processing presents significant compliance challenges across the many jurisdictions in which we operate. The complex interplay between data protection, consumer protection, and emerging AI regulatory frameworks introduces significant legal uncertainty and may require continuous reassessment and regular adjustment of our practices. In addition, decisions we make about how we develop, deploy, or govern AI/ML may be viewed by users as objectionable. If users perceive our AI/ML practices negatively, they may reduce their use of, or disengage from, our platform or delete their accounts, which could adversely affect user growth, engagement, retention, brand perception, and our business, financial condition, and results of operations. Furthermore, our data practices, particularly with respect to sensitive or special category data, have in the past attracted and may continue to attract scrutiny from consumer advocacy groups, regulatory authorities, and other stakeholders, particularly in connection with user interactions and AI/ML, and could result in reputational harm, enforcement actions, or litigation. In particular, there is a risk that such practices could give rise to regulatory actions, class action claims, or mass complaints alleging unfair, deceptive, or unlawful data processing.
Uncertainty in the legal and regulatory regime relating to AI/ML and emerging ethical issues surrounding the use of these technologies may require significant resources in order to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing the use of AI/ML, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the European Union’s Artificial Intelligence Act (“AI Act”), which has an extraterritorial reach, bans AI applications that pose an unacceptable level of risk and establishes obligations for AI providers and organizations developing or deploying AI systems. The AI Act provides for fines of up to 35 million Euro or 7% of annual global revenue for violations of the prohibited AI restrictions, and fines of up to 15 million Euro or 3% of annual global revenue for violations of most other obligations. We expect other jurisdictions will adopt similar laws (e.g., Brazil). More restrictive legislation may render the use of AI/ML technologies challenging, and existing laws and regulations may apply to us or our vendors in new ways. We may experience challenges in adapting our operations and services to such legislation, if applicable.
California has also enacted a Bot Disclosure Law, which regulates “companion chatbots” designed to provide human-like social interactions and imposing certain obligations on their operators, including annual reporting to the California Office of Suicide Prevention. If we introduce or otherwise operationalize the use of AI-powered chatbots, we could in the future be subject to additional governmental and regulatory investigations and inquiries relating to such use, and given the current unsettled nature of the legal and regulatory environment surrounding AI, our deployment of such AI-powered chatbots could subject us to further regulatory inquiries or actions, which could result in product restrictions, fines and penalties, equitable remedies, as well as litigation and reputational harm, any of which could seriously harm our business and require us to expend significant resources. In addition, the risks we face from a potential narrowing of Section 230 of the Communications Decency Act and similar protections outside the U.S. are exacerbated as we increasingly use AI/ML and other algorithmic approaches to suggest specific users that other users may be interested in connecting with. We have in the past and may in the future face lawsuits (including class action claims) and mass arbitration demands, regulatory inquiries, and other adverse actions seeking to hold us liable for harms suffered by a user as a result of online or physical interactions with other users with whom our other systems suggested that they consider connecting. See “Risks Related to Regulation and Litigation-Illegal or inappropriate actions by our users or user-generated content could be attributed to us and damage our brand or reputation; subject us to regulatory inquiries, legal action, or other liabilities; or could result in us making changes to our products to mitigate litigation or regulatory risks, which, in turn, could materially adversely affect our business.” and “—Online applications are subject to various laws and regulations relating to privacy and child protection, or online safety, which, if violated (or perceived to have been violated), could subject us to litigation or regulatory actions, or could reduce demand for our products and services from current and prospective adult users that value discretion, choose not to share their identity, or are unwilling or unable to validate that they are adults.”
We often rely not only on our own initiatives and innovations but also on third parties for the development of and access to new technologies related to, or that rely upon, AI/ML, and we therefore rely on the development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in the AI/ML market may significantly impair our business. In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in technologies related to, or that rely upon, generative AI created or provided by third parties. We are developing and may develop AI/ML technologies in part via open source, commercial, and non-commercial license agreements. If these third-party platforms fail to meet performance expectations, it could result in degraded user experiences or system disruptions that may harm user satisfaction and engagement. Additionally, if we lose access to third-party large language models or other AI- or ML-related technologies that we rely on, we may be unable to maintain key features or may incur substantial costs to transition to alternative solutions. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies or interruptions or loss of functionality resulting from our reliance on these third-parties could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.
Failure to effectively manage these risks associated with our AI-driven features could harm our reputation; reduce user engagement; and materially impact our business, financial condition, and results of operations.
We are subject to risks related to credit card payments, including data security breaches and fraud that we or third parties who process payments on our behalf experience or additional regulation, any of which could materially and adversely affect our business, financial condition, and results of operations.
In addition to purchases through the Apple App Store and the Google Play Store, we accept payment from our users through certain third-party payment service providers. We expect to explore expanding alternative payment mechanisms based in part upon Apple’s recent announcement that it would allow app developers to process payments for subscriptions and other premium add-ons outside of Apple’s payment system, and other emerging opportunities to provide our users alternatives to Apple and Google’s payment systems. See “—Risks Related to Our Brand, Products and Services, and Operations—We rely primarily on the Apple App Store and Google Play Store for distribution of and access to our products and services, and as the channels for processing substantially all direct consumer payments. In addition, access to our products and services depends on mobile app stores and other third parties such as data center service providers, as well as third-party computer systems, internet transit providers and other communications systems and service providers. If these third parties limit, prohibit, fail to operate, or otherwise interfere with the distribution or use of our products or services in any material way, or if our relationships with Apple, Google, or other such third parties deteriorate, it could materially and adversely affect our business, financial condition, and results of operations.” The ability to automatically process credit card information or other account charges on a real-time basis without having to proactively reach out to the consumer each time we process an auto-renewal payment or a payment for the purchase of a premium feature on any of our products and services will be critical to our success and to a seamless experience for our users. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards, meaning the payment information we store about them is no longer valid. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that such a breach would impact our users. To the extent our users are affected by such a breach experienced by us or a third party, affected users would need to be contacted by us for us to obtain new credit card information to process any pending transactions with us. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could materially adversely affect our business, financial condition, and results of operations.
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
Intellectual property-related litigation and proceedings are expensive and time consuming, and any claims against us, regardless of outcome or merit, could materially adversely impact our business, financial condition, and results of operations.
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
Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. For example, in 2021, Apple began requiring app developers to ask users for their permission to track them or to access their device’s advertising identifier (known as the IDFA) and started allowing users to more easily opt-out of activity tracking across devices, which has impacted and may continue to impact our business. Additionally, in February 2022, Google announced plans to adopt additional privacy controls on its Android devices to allow users to limit sharing of their data with third parties and to reduce cross-device tracking for advertising purposes. In addition, Google has disclosed their intention to move away from third-party cookies in its Chrome browser to another form of persistent unique identifier, or UID, to identify individual internet users or internet-connected devices, and other browsers, such as Firefox and Safari, have already adopted similar measures.
In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. For example, in the European Economic Area (the “EEA”) and the UK, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities, including against Grindr in Norway. As a result of this and similar regulatory actions, we may be subject to heightened scrutiny by data protection authorities and other regulators. We expect regulatory requirements to continue to evolve in the future, which may require us to make significant operational changes. Additionally, in the United States, certain U.S. state laws, for example, grant residents the right to opt-out of a company’s sharing of personal data for targeted advertising purposes, and require covered businesses to honor user-enabled browser signals, such as the Global Privacy Control signal. See—“We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business.”
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
We are subject to a variety of laws and regulations in the U.S. and other jurisdictions that involve matters that may impact our business, including in the areas of internet and eCommerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, broadband internet access, online commerce, competition, arbitration agreements and class action waiver provisions, content moderation, intermediary liability, online terms and agreements, protection of minors, consumer protection, privacy and data protection, online safety, mobile application and website accessibility, sex trafficking, and taxation, among others. The introduction of new products and services, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other scrutiny by governmental agencies and other entities. See “Business—Government Regulation.” The application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. In addition, these laws and regulations may be interpreted and applied inconsistently from state-to-state and country-to-country, and they may be inconsistent with one another or with our current policies and practices. These laws and regulations, as well as any associated inquiries, legal actions, investigations, or any other government actions, may be costly to comply with and may delay or impede the development of new products and services, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to liability to remedies that may harm our business, including fines, demands, or orders that we modify or cease existing business practices. We have in the past and may in the future be subject to claims under a variety of U.S. and international laws and regulations that could materially adversely affect our business, financial condition, and results of operations.
In addition, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, that restrict or otherwise unfavorably impact our business, or our ability to provide our products and services could require us to change certain aspects of our business and operations to ensure compliance, which could decrease demand for our products and services, reduce revenues, increase costs, and subject us to additional liabilities. In addition, concerns about harms from the use of dating products and services and social networking platforms, and the use of such products, services, and platforms for illegal and harmful conduct have produced and could continue to produce litigation, legislation, or other governmental action. In recent years, for example, several U.S. states—including Colorado, Connecticut, New York, Vermont, and Utah—have enacted online dating safety laws that impose certain obligations on covered businesses, including requiring specific disclosures and taking certain actions related to safety. Similar laws are being considered in several other states, as well as at the federal level and internationally, and we expect more states to pass similar laws in the future. These and other proposed or actual legislation, regulation, litigation, or other governmental action related to safety or other topics could expose us to liability similar to existing legislation in other jurisdictions or, in some cases, more expansive liability, increase our cost of doing business, and materially adversely affect our business, financial condition, and results of operations.
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
In addition, concerns about various harms from the use of similar products and services and social networking platforms for illegal or otherwise inappropriate conduct, such as rape, assaults, romance scams and financial fraud, have resulted in, and could result in, additional future legislation or other governmental action that affects dating apps and the overall social networking industry. See “Business—Government Regulation.”
In addition, the international nature of our business exposes us to compliance obligations and related risks under economic sanctions, export controls, and anti-corruption laws administered and enforced by the U.S. and various other governments. Economic sanctions and export control laws and regulations restrict investment in, or otherwise engaging in dealings with or involving, certain individuals, entities, governments or countries, unless such activities are authorized pursuant to regulatory authorizations or general or specific licenses. These regulations may limit our ability to market, sell, distribute, or otherwise transfer our products and services or technology to certain countries or persons. Changes in our products and services and technology or changes in export controls or economic sanctions laws and regulations may create delays in the introduction of our products and services into international markets or, in some cases, prevent the provision or expansion of our business and our products and services to or for certain countries, governments or persons altogether. We maintain policies and procedures which we believe to be adequate and customary to support our compliance with applicable economic sanctions and export controls. We can provide no assurances, however, that our products and services are not provided inadvertently in violation of such laws, despite the precautions we take.
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
The Federal Communications Commission (“FCC”) adopted rules on September 26, 2024, to increase accessibility of video conferencing services to people with disabilities. These rules obligate providers of video conferencing services to provide captioning that appears accurately and synchronously; provide user interface control functions that allow users to activate and adjust the display of captions, speakers and signers; permit users to connect to third-party captioning services and display such captions on the video conference screen; and enable the use of sign language interpretation provided by third parties. These obligations are scheduled to go into effect on January 12, 2027. We are unable to predict the impact, if any, of compliance with these regulations on our business.

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
In the ordinary course of our business, we and the third parties with whom we work process a significant volume of personal data (including sensitive information about our users, such as user-to-user communications, sexual preferences, and self-reported health information) and other sensitive information from our users, staff, and other third parties, including information derived from AI/ML models. Our data processing activities subject us to numerous laws regarding data security; privacy; and the storage, sharing, use, processing, disclosure, and protection of personal and sensitive information. In addition, the scope of these laws is constantly changing, and they may be inconsistent, conflicting, or subject to differing interpretations, particularly as new laws are proposed and adopted. Regulators have alleged and could continue to allege that we are non-compliant with specific privacy or data protection regulations or that we have not sufficiently operationalized all of our legal obligations to comply with all such varying laws. In addition, these laws are becoming increasingly onerous and could be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, and results of operations. We are also subject to other obligations regarding data privacy and data protection, including, without limitation, regulations, guidance, industry standards, internal and external privacy and security policies, and contractual requirements.
In addition to government regulation, privacy advocates and industry groups have from time to time proposed, and may in the future continue to propose, self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to voluntarily follow such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. Because the interpretation and application of data privacy and security laws, regulations, standards, and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful.
While we attempt to comply with applicable obligations relating to data privacy and data protection, there can be no assurance that we will not be subject to claims that we have violated such obligations, that we will be able to successfully defend against such claims, or that we will not be subject to significant damages, fines, and penalties in the event of a finding of non-compliance with any applicable laws or industry standards. We have been subject to these types of claims in the past, and we may be subject to additional claims in the future.
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
Under our current business model, we are not subject to the privacy and security provisions under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations (collectively, “HIPAA”) and its implementing regulations as a business associate or covered entity, given we do not engage in standard transactions or otherwise process protected health information, as those terms are defined under HIPAA. While we are not currently subject to HIPAA, in connection with the operation of our Woodwork business we have partnered with third parties that process health-related information and are subject to HIPAA and other applicable health data protection and privacy laws. If such partners fail to comply with applicable laws or experience a data breach or other security incident, we could be subject to claims, investigations, enforcement actions, or litigation, including being named as a defendant, notwithstanding that we are not ourselves a covered entity or business associate under HIPAA. If insurance coverage or the contractual indemnification we have is insufficient to satisfy claims made against us, the claims could have an adverse effect on our business and financial condition. If we become subject to HIPAA, we may need to implement additional data privacy and security safeguards and infrastructure, which may take significant time and resources.
The GDPR and the UK GDPR include obligations and restrictions concerning the consent and rights of individuals to whom personal data relates, the transfer of personal data out of the EEA and the United Kingdom, security breach notifications, and the security and confidentiality of personal data more generally, including more stringent requirements for personal data classified as “sensitive.” In addition, individuals have a right to compensation under the GDPR and the UK GDPR for financial or non-financial losses.
To the extent we are determined or alleged to have been or be out of compliance with the GDPR, UK GDPR or e-Privacy legislation, such determination or allegation could materially adversely affect our business, financial condition, and results of operations.
Because we do not have a main establishment in the European Union, we are subject to inquiries from any of the EEA and UK data protection regulators. Over the last few years, we have received and responded to inquiries from the Norwegian Data Protection Authority (“NDPA”), the Spanish Data Protection Authority, the Slovenian Data Protection Authority, the Greek Data Protection Authority, and the Austrian Data Protection Authority, among other non-EU data protection authorities, including the ICO. For example, in February 2026 we paid a NOK 65,000,000 fine (the equivalent of approximately $6,465,000 using the exchange rate as of December 31, 2025) based on a 2021 decision of the NDPA.
These types of proceedings have caused us to incur significant expense, and we have been the subject of negative publicity. The existence of the Norway proceeding and the potential for similar proceedings has negatively impacted, and may again in the future negatively impact, our efforts to retain existing users and add new users and deteriorate our relationships with advertisers and other third parties.
Additionally, we may face class action or similar group litigation in certain European jurisdictions, where legal frameworks and collective redress mechanisms allow large groups of plaintiffs to bring claims against companies for alleged violations of laws or regulations. Although class action lawsuits are less common in Europe compared to the United States, some EU countries have seen a rise in collective actions, particularly in areas like consumer protection, data privacy, and competition law. Notably, the transposition of Directive (EU) 2020/1828 across EU Member States has established or enhanced the framework for collective redress, enabling qualified entities like noyb (the European Center for Digital Rights) to represent groups of plaintiffs in data protection-related claims throughout the European Union. As a result, we could face significant legal and financial exposure, including reputational harm and substantial legal defense costs, even if we ultimately prevail in such actions. Additionally, as the legal and regulatory landscape for collective claims in Europe continues to evolve, our risk of exposure to such litigation may increase in the future. For example, in April 2025 we were served with proceedings in the English High Court, which proceedings were originally issued in April 2024, brought by a UK law firm on behalf of over 10,000 alleged Grindr users from a period between 2009 and 2020 alleging unlawful processing of their personal data in breach of UK data protection laws and misuse of their private information. The claimants’ legal representatives have asserted that claimants may be entitled to damages of between £1,000 or £10,000, or more. Grindr denies liability.
In addition, the United Kingdom’s exit from the European Union (“Brexit”) and ongoing developments in the United Kingdom could result in the application of new data privacy and protection laws and standards to our activities in the United Kingdom and our handling of personal data of users located in the United Kingdom. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, For example, the Data Use and Access Act 2025 introduced certain changes to the UK GDPR, including in relation to the use of cookies for statistical and analytics purposes, and through the introduction of certain “recognised” legitimate interests for which a legitimate interests assessment is not required. As a consequence of Brexit, we are exposed to two parallel regimes (the GDPR and the UK GDPR), each of which potentially authorizes similar, but separate, fines and other potentially divergent enforcement actions for the same alleged violations.
Moreover, we may become subject to stringent data localization or transfer requirements, particularly for any data transfer from Europe and other jurisdictions to the United States or other countries, and we may be required to review and amend the legal mechanisms by which we make available or transfer personal data with third parties. As supervisory authorities issue further guidance on data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines if our compliance efforts are not deemed sufficient. In addition, if we are unable to transfer personal data between and among countries, it could affect the manner in which we provide our products and services or the location or segregation of our systems and operations, and adversely affect our financial results. In the event any court blocks direct collection of personal data or personal data transfers to or from a particular jurisdiction, this could give rise to operational interruption in the performance of services for customers, greater costs to implement permissible alternative data transfer mechanisms, regulatory liabilities, or reputational harm and negative publicity. Failure to comply with the evolving interpretation of data privacy and data protection laws could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, or to respond to further inquiries regarding our compliance with privacy and data protection laws, we could incur additional and significant expenses, which may in turn materially adversely affect our business, financial condition, and results of operations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, and may impact our ability to engage in certain transactions or agreements.
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
We are also subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws in the future.
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
Moreover, privacy activist groups have also previously provided, and may continue to provide, resources to support government entities and individuals who wish to pursue privacy claims or put pressure on companies to change data processing practices. High-profile brands such as ours risk being targeted by such groups, and, due to the sensitive nature of the data that we and the third parties with whom we work process, there is a risk that if a user became disgruntled with our data processing practices they could leverage support from such privacy activist groups to take legal action, cause the initiation of regulatory investigation, or gain publicity for their cause. There is also a risk that these groups will seek to challenge our practices, particularly in relation to our consent practices, use of AI/ML models, third-party advertising practices, and/or international data transfers, among other data and privacy practices. Any such campaign could require significant resources to mount a response, disrupt our operations or distract management, and lead to negative publicity and potential investigation from regulators, among other negative effects, any of which may materially and adversely affect our business, financial condition, and results of operations.
Globally, online platforms are subject to rapidly expanding laws and regulations relating to privacy and child protection, online safety, and consumer protection which, if violated (or perceived to have been violated), could subject us to litigation or regulatory actions, or could reduce demand for our products and services from current and prospective adult users that value discretion, choose not to share their identity, or are unwilling or unable to validate that they are adults.
In recent years, a variety of laws and regulations have been adopted aimed at privacy, child protection, and online safety, including COPPA, California’s Age Appropriate Design Code, Australia’s Online Safety Amendment, the CCPA, other U.S. state comprehensive privacy and social media laws, the REPORT Act, the UK Age Appropriate Design Code, Article 8 of the GDPR and the UK GDPR. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws have been or may be subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws, and the attendant heightened scrutiny associated with processing certain children’s data on social media platforms and other online services may lead to increased compliance costs and obligations on us.
We take a number of steps designed to prevent minors from gaining access to our product and services, and we use a combination of human and automated tooling designed to identify and block accounts that may be associated with minors. Despite these and other measures, minors have in the past, and may in the future gain access to our products and services, which could expose us to significant liability, penalties, reputational harm, and loss of revenue, among other things. We have been in the past, and may be in the future, subject to litigation or allegations relating to our products and services being accessed by minors. In recent years a number of jurisdictions, including multiple U.S. states and the UK, have enacted laws, and a number of other U.S. and international jurisdictions are considering laws and regulations, requiring online services that provide access to content inappropriate for minors to use age verification or age assurance methods to reduce the likelihood of minors accessing their platform. These laws include the UK’s Online Safety Act (“OSA”), which requires dating apps, including Grindr, to implement highly effective age assurance in the UK. Moreover, several jurisdictions have enacted and many others are considering other laws regulating social media companies and platforms and dating apps. These laws, such as the App Store Accountability Acts in Texas, Louisiana, and Utah, seek to require app stores to verify the age of users and obtain parental consent for app downloads and purchases, and require app developers to make use of age verification and parental consent data. These laws provide private rights of action to allow minors or their parents to sue for violations.
Any such laws or regulations, changes to existing laws or regulations, or how we approach complying with such laws or regulations, may have already, and could in the future, fundamentally change the experience of current and prospective adult users on our platform, many of whom prefer discretion and choose not to share their identity, or are unwilling or unable to validate that they are adults; reduce demand for our products and services; limit our ability to attract, retain, and monetize users; increase the cost of our operations; and expose us to significant liability, penalties, reputational harm, and loss of revenue, among other things. These risks are exacerbated by the judicial and potential legislative narrowing of Section 230 protections for online platforms in the U.S. Our policy and practice are that when we learn that Child Sexual Abuse Materials (“CSAM”) have been transmitted on the platform, we ban relevant user(s), remove the content, and submit a report to the National Center for Missing and Exploited Children. However, we may not always identify circumstances in which CSAM is transmitted on the platform or successfully ban all relevant users.
The occurrence or continuation of any of these or other factors could negatively affect our business, financial condition, and results of operations.
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
The EU Digital Services Act (“DSA”) may require us to further change our products, policies, and procedures. These regulations may create additional reporting obligations, oblige us to enhance our content moderation practices, enable users to notify illegal content, and require us to further expand internal mechanisms to handle complaints. Failure to comply with the DSA obligations may result in fines up to 6% of global revenues. Similarly, in the United Kingdom, the OSA introduces measures to protect children and adults online. The UK regulator, Ofcom, has extensive supervisory and enforcement powers under the OSA, including the ability to impose significant monetary penalties for non-compliance of up to 10% of global revenues.
The risk of claims under the DSA or similar regulations is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for third-party actions may be unclear or nonexistent, where there are limited or no protections for the LGBTQ community, and where we may be less protected under local laws than we are in the U.S. We could incur significant costs in investigating and defending against claims arising from information displayed on, retrieved from, or transmitted over our platform, even if we ultimately are not held liable. If any of these events occurs, our revenue could be adversely affected or we could incur significant additional expense, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We are, and may in the future, become, subject to governmental investigations, enforcement actions, and securities related litigation, or stockholder demands that could be costly, divert management’s attention, harm our reputation, and materially adversely affect our business, financial condition, and results of operations.
From time to time, we receive inquiries, subpoenas, and demands for documents or information from various governmental and regulatory authorities in connection with investigations or reviews of our business practices, financial reporting, and public disclosures. We have also been, and may in the future be, subject to stockholder demands to inspect our books and records, and stockholders or former stockholders may initiate derivative or class action litigation against us or our directors and officers. These matters can result in significant legal and other expenses and may require substantial attention from our management team, diverting their attention from the operation of our business. We may also be required to pay substantial settlements, judgments, fines, or penalties in connection with these matters. The outcome of any such investigation, proceeding, or litigation is inherently uncertain, and an adverse resolution of one or more of such matters could have a material adverse effect on our business, financial condition, and results of operations.
In addition, public reporting about investigations, enforcement actions, or litigation—including reports by short sellers or other market participants—may adversely affect the trading price of our securities, regardless of the ultimate outcome of any such matter. We cannot predict the timing, outcome, or consequences of any pending or future governmental investigations, enforcement actions, or related proceedings.
Compounded drug products offered through our platform are subject to extensive regulation, which may expose us to fines, penalties, seizures and injunctions under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations.
In May 2025 we launched Woodwork by Grindr, a telehealth service that facilitates access to health care professionals employed by our partners who may, for eligible patients, make treatments available and prescribe certain medications, including compounded medications, for erectile dysfunction and weight loss through third-party pharmacy partners. These products are compounded drug products under Section 503A of the FDCA, which provides for certain FDA exemptions, including those that require premarket approval and labeling that bears with adequate directions for use. To market our products under these exemptions, we must comply with all Section 503A requirements.
Section 503A permits compounding by a licensed pharmacist or physician of a drug that is not “essentially a copy” of a commercially available FDA-approved drug based on the receipt of a valid prescription for an individual patient. 503A pharmacies are not subject to cGMP requirements. Compounding under 503A is primarily regulated by state pharmacy laws and regulations governing pharmacy operations. These laws and regulations often include specific requirements for compounding operations, including requirements for licensing of pharmacists, pharmacy technicians, and pharmacies; supervision and training; inspections; sterility assurance; and recordkeeping, among other requirements. Regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding operations. If insurance coverage or contractual indemnification we have is insufficient to satisfy claims made against us, the claims could have an adverse effect on our business and financial condition.
Compounding pharmacies subject to Section 503A of the FDCA and outsourcing facilities subject to Section 503B of the FDCA have recently been subject to increased scrutiny of their compounding activities by the FDA and state regulatory agencies. A governmental inquiry or action or litigation could be brought against us, our third-party telehealth provider, or the dispensing compounding pharmacy. In such a case, we may experience negative publicity and reputational harm, and additional expense required to respond to the injury, action, or litigation. Manufacturers of FDA-approved GLP-1 medications have brought private actions against compounders and outsourcing facilities, as well as prescribers of compounded medications, including against med-spas, medical practices and telehealth providers. Similar litigation could be filed against us. Additionally, many FDA-approved GLP-1 medications have protected intellectual property, for example, related to their formulations and methods of use that other parties may use. The parties that own this intellectual property may file claims against us for infringement and other claims relating to their intellectual property, which could result in adverse judgments including fines or equitable relief, and adversely affect our ability to effectively compete.

While we believe the compounded drug products available through our platform satisfy Section 503A of the FDCA, and therefore are exempted from many regulatory requirements, if the FDA were to determine that such drugs do not satisfy Section 503A, FDA would have to approve a new drug application for the drugs currently dispensed by the 503A facility before they could be lawfully sold or otherwise distributed in interstate commerce. Failure to comply with Section 503A or obtain FDA approval to market the drugs could result in an enforcement action, including injunction, seizure, civil fine, and criminal penalties, or the issuance of an FDA warning or untitled letter. Other federal and state enforcement authorities might also take action against us if they determine that compounded drug products available through our platform or the advertisements or promotional activities of such products do not meet applicable legal or regulatory requirements.
The FDA or other federal, state, or foreign enforcement authorities may also take action if they determine our health and wellness services, related products, and promotional activities do not meet applicable legal requirements. For example, as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report, the current Administration signaled an initiative to tighten controls over direct-to-consumer pharmaceutical advertising, with a particular focus on social media and digital platforms. In September 2025, the FDA announced that it had dispatched thousands of letters warning pharmaceutical companies to remove misleading ads.
Regulatory or enforcement actions by the FDA or other federal or state authorities could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations. Further, the Administration’s enforcement priorities and policies under the FDCA and its implementing regulations are subject to change at any time. Shifts in these policies and any resulting regulatory or enforcement actions by federal or state agencies could adversely affect our business, financial condition, and results of operations.
We and our partners are subject to extensive federal and state healthcare laws and regulations (in addition to the FDCA and FDA regulations) in the operation of our health and wellness services and may be subject to fines, penalties, and injunctions if we or our partners are found to be in violation of any of such laws and regulations.
The products and services we offer in connection with Woodwork currently and may in the future offer as we expand our health and wellness initiative and our arrangements with third-parties in carrying out these services expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations, including anti-kickback, self-referral, health information privacy and security, state corporate practice of medicine, fee-splitting, and professional licensing restrictions and standards.
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
Through our Woodwork business, we are now associated with, and may in the future become associated with, third-party telehealth providers or equivalent entities (“Affiliated Telehealth Providers”), including OpenLoop. We are dependent on our relationships with Affiliated Telehealth Providers, which we do not own or control, and our business would be adversely affected if those relationships were disrupted. We and the Affiliated Telehealth Providers may suffer losses or reputational harm from medical malpractice liability, professional liability or other claims against the healthcare professionals employed by, or contracting with, Affiliated Telehealth Providers. Affiliated Telehealth Providers may provide inappropriate medical treatment, fail to follow procedures or guidelines, engage in services outside the scope of their practice, or engage in unprofessional conduct or other activities that could lead to claims, significant defense costs, reputational harm, negative publicity, increased scrutiny by regulators and payors, or other risks, which may adversely affect our business. We and/or the Affiliated Telehealth Providers may be unable to obtain or maintain adequate insurance against these claims. Healthcare professionals providing telehealth services have become subject to a number of lawsuits alleging malpractice and some of these lawsuits may involve large claims and significant defense costs. It is possible that these claims could also be asserted against us and potential litigation may include us as an additional defendant. Any suits against us, or Affiliated Telehealth Providers, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although we do not control the practice of telehealth by the Affiliated Telehealth Providers, it could be asserted that we should be held liable for malpractice of a healthcare professional employed or contracted by a Affiliated Telehealth Providers.

In addition, regulation of telehealth is evolving, and the application, interpretation and enforcement of laws, regulations and standards with respect to telehealth can be uncertain or uneven. Further, any compensation arrangement with our healthcare partners must be structured to comply with applicable state anti-kickback and self-referral restrictions. At present time, we offer any health and wellness services as cash-pay only. To the extent that we expand our health and wellness offerings to include reimbursement from third-party payors, we may become subject to additional federal and state healthcare laws, such as the federal Anti-Kickback Statute and the healthcare fraud and privacy and security provisions of HIPAA. It is possible that governmental authorities will conclude that our business practices may not comply with current or future healthcare statutes, regulations or related case law. If our operations are found to be in violation of any of these laws or regulations, we could be required to curtail or restructure our operations, and we could be subject to significant regulatory and/or legal enforcement actions, including injunctions, seizures, imprisonment, disgorgement, exclusion from participation in healthcare programs, additional reporting obligations and oversight obligations, civil fines, and criminal penalties.
Any regulatory or legal enforcement actions by federal or state enforcement authorities against us or our partners could harm our reputation and have a material adverse effect on our and our partners’ business, financial condition, and results of operations. Further these healthcare laws are subject to change at any time. Any changes in these laws may adversely affect our and our partners’ business, financial condition, and results of operations.
We may be subject to significant product liability claims related to products or services offered through gayborhood expansion initiatives like Woodwork.
We may be subject to product liability claims if products or services obtained through our platform are alleged to have misled consumers or caused injury or other harm. Even if such claims lack merit, they could result in significant costs. Although we maintain product liability insurance that we believe to be appropriate, our coverage is subject to deductibles and other limitations, and may not be adequate to protect us against all potential liabilities. In addition, product liability insurance may not continue to be available to us on commercially reasonable terms, or at all, and any available coverage may be insufficient to cover future product liability claims.
If we are unable to obtain insurance with adequate limits at an acceptable cost, or otherwise protect against potential product liability exposure, we could be subject to significant liabilities. Any product liability claim, regardless of its validity, could also damage our reputation and have a material adverse effect on our business, financial condition, and results of operations.
As part of our gayborhood expansion initiatives, any new products and services we may test and offer outside of our core business in the media sector could subject us to numerous federal and state laws and regulations that are new to us, and failure to comply with such regulations could result in legislative or regulatory actions that could adversely affect our business, results of operations and financial condition.
Offering products or services outside of our core business in the media sector, including potentially through content creation or media production such as producing original video programming, operating a branded creator or talent studio, or distributing sponsored or subscription-based media content, could subject us to an array of new and complicated laws. In addition, such products or services could result in additional federal and state regulatory obligations and taxes, and our tax exposure could differ materially from our current exposure, which may increase our costs of doing business. Depending on the products and services we offer and content we may create, we could become subject to FCC and state regulations relating to telecommunications, consumer protection, new privacy regulations, and other requirements, some of which may be new to us. Among others, we may be required to comply (in whole or in part) with the Communications Act of 1934, as amended, which regulates communications services and the provision of such services; additional FCC regulations; and additional requirements to safeguard the privacy of certain customer information in ways that are different from our core business. If we do not comply with FCC or other rules and regulations applicable to such new products or services, we could be subject to enforcement actions, fines, loss of licenses and possibly restrictions on our ability to operate or offer new products or services that we intend to offer. Any enforcement action, including by the FCC, which may be a public process, could hurt our expansion initiatives or reputation in the industry, could erode customer trust, and possibly impair not only our products and services in this business, but also our core product, which could adversely affect our business, results of operations and financial condition.
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
Risks Related to Our Indebtedness
The credit agreement governing our term loan facility and revolving credit facility contains restrictive covenants that may limit our operating flexibility.
As of December 31, 2025, we had total outstanding indebtedness (net) of approximately $395.9 million, consisting of outstanding borrowings under our senior secured credit facilities. In November 2023 we refinanced our prior debt with a new $300.0 million senior secured term loan facility and $50.0 million senior secured revolving credit facility. In December 2025 we amended our senior secured credit facilities by increasing the term loan facility from $300.0 million to $400.0 million and the revolving credit facility from $50.0 million to $200.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Secured Credit Facility” for more information on our debt facility.
The Credit Agreement (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) requires compliance with certain financial covenants including a maximum total net leverage ratio and minimum fixed charge coverage ratio, and contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents, and sale and leaseback transactions. As a result of these covenants, we may be limited as to how we conduct business, and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. Our failure to comply with the restrictive or financial covenants described above, if not cured or waived, could result in us being required to repay these borrowings before their due date. In addition, substantially all of our assets are subject to liens securing our term loan and revolving credit facilities. If amounts outstanding under the term loan facility or revolving credit facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Additionally, the lenders are not obligated to fund any new borrowing under the Credit Agreement while an event of default is continuing. Any event of default under the Credit Agreement that governs our term loan and revolving credit facilities could have a material adverse effect on our business, financial condition and results of operations. The terms of any future indebtedness that we may incur could also include similar or more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. If we are forced to refinance these borrowings on less favorable terms or if it is not possible to refinance these borrowings, our business, financial condition, and results of operations could be materially adversely affected.

Risks Related to Ownership of Our Securities
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.
From January 1, 2025, through February 26, 2026, our closing stock price ranged from $9.85 per share to $25.13 per share. The market price of our common stock is subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Our common stock has been and may in the future be traded by short sellers, which may put pressure on the supply and demand for our common stock, further influencing volatility in our market price. The technology industry and the stock market as a whole have, from time to time and likely in the future, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to companies’ operating performance. We cannot predict the actions of market participants and, therefore, can offer no assurances about the stability of the market for our common stock. Volatility and declines in our stock price could have a material adverse impact on investor confidence, employee retention, and the value of our common stock.
In addition, transactions by us in our securities such as our redemption of all of our outstanding public and private warrants in February 2025 and repurchases of our stock may introduce further volatility as the market responds. Price volatility may cause the average price at which we repurchase our stock in a given period to exceed the stock’s trading price at a given point in time. Broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, could harm the market price of our common stock.
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.
On February 26, 2026, we announced that our Board of Directors authorized an increase in our share repurchase program by up to an additional $400 million shares of our outstanding common stock, increasing the aggregate authorization to up to $900 million. Repurchases under the program may be made from time to time in the open market, in privately negotiated transactions, and otherwise; at the discretion of management within parameters established by our Board of Directors from time to time, and in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act and other applicable legal requirements. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, compliance with the Credit Agreement, as amended, alternative investment opportunities, and other relevant factors. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, or any shares at all. We cannot guarantee that the stock repurchase program will be fully or partially consummated. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price. The program expires on March 6, 2029, and the program may be suspended or discontinued at any time, which may result in a decrease in the price of our common stock. Additionally, we are subject to the Inflation Reduction Act of 2022, enacted on August 16, 2022, which imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects. The stock repurchase program could affect the price of our common stock, increase volatility, and diminish our cash reserves, and we may fail to realize the anticipated benefits of the program, including the anticipated benefit of enhancing long-term stockholder value.
One of our directors, G. Raymond Zage, III, is also our largest stockholder and beneficially owns approximately 51.5% of our issued and outstanding common stock as of February 26, 2026. If we purchase additional shares pursuant to our stock repurchase program or any future program, Mr. Zage’s ownership percentages could increase. As a result of repurchase activity under the program, Mr. Zage’s beneficial ownership surpassed 50% of our outstanding common stock, meaning that he has the ability to control the outcome of certain matters requiring stockholder approval, including the election and removal of our directors. See “—We have recently qualified as a “controlled company” within the meaning of the NYSE Rules, and, as a result, we may qualify for exemptions from certain corporate governance requirements.”
Future sales of our common stock or the perception of such sales, in particular by our directors, officers, and significant stockholders, could cause the market price for our securities to decline. Resales of significant volumes of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of common stock in the public market could occur at any time. Sales of a substantial number of shares of our common stock in the public market, in particular sales by our directors, officers, or significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. One of our directors, G. Raymond Zage, III, is also our largest stockholder and beneficially owns approximately 51.5% of our issued and outstanding common stock as of February 26, 2026. Although Mr. Zage exercised substantially all of his outstanding warrants for our common stock in February 2025 and bought additional shares of our common stock, including in December 2025, sales by Mr. Zage, or the perception that Mr. Zage may sell, could have the effect of increasing the volatility in our share price or could cause the market price of our securities to drop significantly, even if our business is doing well.
Over 90% of the shares of our common stock beneficially owned by Mr. Zage have been pledged to certain lenders in connection with a certain financing arrangement (the “Pledged Securities”). If Mr. Zage breaches certain covenants or obligations in the financing arrangement, an event of default or maturity of the loans could result and the lenders could exercise their right to accelerate all of the debt under the financing arrangement and foreclose on Mr. Zage’s Pledged Securities, as applicable. In addition, the lenders for the financing arrangement could seek to sell all or a portion of the Pledged Securities or otherwise dispose of such interests. Because the Pledged Securities represent a majority of the combined voting power of our common stock, the occurrence of an event of default or foreclosure, and a subsequent sale of all, or substantially all of the Pledged Securities could result in a change of control of the Company, even when such a change may not be in the best interests of our stockholders.
In addition, we may issue additional shares of our common stock or other equity securities without the approval of investors, which would reduce investors’ proportionate ownership interests and may depress the market price of our common stock.
In addition, in 2025, due to declines in our stock price, James Lu, the former Chairperson of our Board of Directors and one of our largest stockholders, sold shares that had been pledged to a lender to regain compliance with covenants under the loan agreement. If our stock price experiences future declines causing stockholders not to meet loan-to-value requirements under their respective financing arrangements, lenders could again exercise rights to sell pledged shares, which could have the effect of increasing the volatility in our share price or could cause the market price of our securities to drop significantly.
We have recently qualified as a “controlled company” within the meaning of the NYSE Rules, and, as a result, we may qualify for exemptions from certain corporate governance requirements.
On or about September 19, 2025, as a result of repurchase activity pursuant to our previously announced stock repurchase program, we determined that the beneficial ownership of Mr. Zage, had surpassed 50% of our outstanding common stock. A Special Committee of our Board of Directors, consisting entirely of independent and disinterested directors, had previously evaluated the impact of repurchases by the Company under the repurchase program and determined that the continuation of the repurchases, including repurchases that would result in Mr. Zage beneficially owning more than 50% of the outstanding shares of our common stock, was advisable, fair to, and in the best interests of the Company and our stockholders other than Mr. Zage and his affiliates. Due to Mr. Zage’s control of a majority of the voting power of our outstanding common stock, we are considered to be a ‘controlled company’ within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:
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
In 2025, our two largest stockholders at that time, Mr. Zage, III and Mr. Lu, submitted a non-binding proposal to our Board of Directors to acquire all of the outstanding shares of the Company’s common stock, which they subsequently withdrew. Any future proposal to acquire all of our common stock could create significant uncertainty for our business, including disruption to our management and employees, and contribute to volatility in our stock price.

On October 24, 2025, Mr. Zage and Mr. Lu (the “Proposing Shareholders”), who collectively beneficially owned more than 60% of our outstanding common stock as of October 24, 2025, submitted a non-binding proposal to our Board of Directors to acquire all of the outstanding shares of our common stock (a “Going Private Transaction”) for $18.00 per share. Our Board of Directors established a special committee comprised of disinterested and independent directors in response to interest expressed by the Proposing Shareholders in exploring the Going Private Transaction. On November 24, 2025, after an evaluation process that included consulting with its independent financial and legal advisors and seeking additional information from the Proposing Shareholders with respect to both the certainty of commitment and the amount of the their financing, the Special Committee announced they were ceasing engagement with the Proposing Shareholders regarding the proposed Going Private Transaction due to continued uncertainty as to financing, and the Proposing Shareholders subsequently withdrew their proposal. On February 26, 2026, we entered into a Cooperation Agreement with Mr. Zage, pursuant to which he agreed, among other things, to certain standstill restrictions for a period of 18 months from the date of the agreement, including not to effect, seek, or participate in any going-private or similar transaction involving the Company unless invited by the Board. The standstill provisions are temporary in nature and may expire or terminate in accordance with their terms, and they do not restrict other stockholders. Following the expiration or earlier termination of these restrictions, or if the Board were to invite a proposal during the standstill period, Mr. Zage could pursue a similar transaction.
We incurred significant costs in connection with the evaluation of, and response to, the proposed Going Private, and we may incur similar costs in connection with any similar proposed transactions in the future. Any similar proposed transactions in the future, or the perceived possibility of such a transaction, may also contribute to volatility in our stock price, divert the attention of management and employees from the ongoing operation of our business, and impact employee morale and retention, any of which could impair our ability to execute our strategic plans, meet operational objectives, and respond to competitive pressures.
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
To operate our business, we rely on third party service providers to perform a variety of functions, such as SaaS platforms, managed services, property management, cloud-based infrastructure, content delivery to customers, encryption and authentication technology, and corporate productivity services. We have a vendor management program designed to help manage cybersecurity risks associated with our use of these providers. The program includes risk assessments for certain vendors; security questionnaires for certain vendors; review of certain vendor’s written security program and security assessments; and imposition of information security contractual obligations on the vendor.
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
Governance
Our Board of Directors oversees the Company’s risk management strategy with respect to cybersecurity threats as part of its general oversight function. The Audit Committee of the Board of Directors is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk management strategy relies on input from certain members of management, including our Senior Vice President of Engineering and Chief Information Security Officer (“CISO”) (reporting to our Chief Product Officer) in consultation with our Chief Legal Officer and Head of Global Affairs (reporting to our Chief Executive Officer), our VP of Legal (reporting to our Chief Legal Officer) and input from various leaders who participate in our Privacy and Security Council. This team helps us understand cybersecurity threats and risks, establish priorities, and determine the scope, elements, and implementation of a cybersecurity program. The team is also responsible for integrating cybersecurity considerations into our overall risk management strategy, and for communicating key priorities to employees.
Our CISO leads our global information security organization responsible for overseeing the Grindr cybersecurity program which is designed to maintain the confidentiality, integrity and availability of Grindr’s data assets. Our CISO has over 25 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public and private companies. Team members who support our cybersecurity program have deep educational and industry experience. The CISO attends quarterly meetings with our Audit Committee and meets with Grindr’s Board of Directors at least annually to brief them on security matters including ongoing cyber threats and risks.
The Privacy and Security Council meets regularly to discuss certain cybersecurity risks and upcoming changes to our legal obligations that may affect our cybersecurity program, and to review our cybersecurity program. Our cybersecurity team is responsible for preparing for any cybersecurity incidents, responding to any cybersecurity incidents, approving cybersecurity policies and procedures, and reviewing cybersecurity-related audit reports.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CISO and SVP Engineering, Chief Legal Officer and Head of Global Affairs, and VP of Legal, as appropriate. In addition, our incident response plan includes reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.
The Board of Directors, through its Audit Committee, holds at least quarterly meetings to discuss the matters within the Audit Committee’s scope, including to review and discuss our cybersecurity threat management. The Audit Committee oversees matters related to cybersecurity threats and hears reports from our SVP Engineering and CISO about our guidelines, policies, and practices regarding cybersecurity risks as well as any updates of certain cybersecurity threats faced by us and steps we are taking to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats risk and mitigation.

Item 2. Properties
We currently maintain our headquarters at 750 N. San Vicente Blvd., Suite RE 1400, West Hollywood, California 90069, where we lease and occupy approximately 15,000 square feet of office space pursuant to an operating lease that expires in 2029. We also lease space at several locations across the United States, including in the San Francisco Bay Area, Chicago, and New York City.
We consider our current office spaces adequate to meet our ongoing needs, particularly in light of our hybrid office policy. From time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various claims, lawsuits, government investigations, settlements and proceedings relating to our operations. Although the results of the claims, lawsuits, government investigations, and proceedings in which we are involved cannot be predicted with certainty, we do not believe the final outcome of certain matters will have a material adverse effect on our business, financial condition, or results of operations, other than those proceedings for which it is too early to determine the materiality and probability of outcome. Information relating to various commitments and contingencies is described in Note 18 to our consolidated financial statements included in Part II, Item 8 in this Annual Report and the information discussed therein is incorporated by reference into this Part I, Item 3.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on NYSE under the symbol “GRND.” On February 24, 2025, we completed the redemption of all outstanding warrants, and such warrants were delisted pursuant to a Form 25 filed on February 24, 2025, by the NYSE.
Holders
As of close of business on February 26, 2026, there were 5 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.
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
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
In March 2025, we announced that our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock. In February 2026, we announced that our Board of Directors authorized an increase in the share repurchase program by an additional $400 million, increasing the aggregate authorization to $900 million shares of our common stock. No other repurchase plans or programs have been authorized.
In December 2025, as part of our stock repurchase program we entered into a prepaid written put option transactions with a major financial institution that utilizes structured stock repurchase agreements to buy back shares of the Company’s common stock, all of which were outstanding as of the date of this Annual Report. See Note 11 — Stockholders’ Equity (Deficit) and Note 19 — Subsequent Events to our consolidated financial statements included in Part II, Item 8 in this Annual Report for additional information regarding our stock repurchase program.
Performance Graph
On November 18, 2022, the business combination with Tiga Acquisition Corp. (“Tiga”) was consummated and Tiga was renamed to “Grindr Inc.” The graph below represents “TINV” until November 17, 2022, and “GRND” from November 18, 2022, to December 31, 2025 and compares, for the five-year period ended December 31, 2025, the cumulative total stockholder return on our common stock trading symbols with the cumulative return on the NASDAQ Composite Index and the NASDAQ CTA Internet Index. The graph assumes an initial investment of $100 on December 31, 2020, in each of our common stock and the two indices presented. Data for the NASDAQ Composite Index and the NASDAQ CTA Internet Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Comparison of cumulative total return
Among Grindr Inc. Common Stock, the NASDAQ Composite Index, and
the NASDAQ CTA Internet Index
$200.00
$150.00
$100.00
$50.00
$—
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
NASDAQ Composite Index
NASDAQ CTA Internet Index
Grindr Inc.

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
Overview
Grindr Inc.’s (“Grindr”, “we”, “us”, “our” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 15.0 million, 14.2 million, and 13.3 million Average MAUs for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, we had 1.3 million, 1.1 million, and 0.9 million Average Paying Users for the years ended December 31, 2025, 2024, and 2023, respectively. Through gayborhood expansion initiatives, we are developing new products and services for users to engage with through the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) people in partnership with organizations in every region of the world.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products. A substantial portion of our revenue is from direct revenue, representing 83.3%, 84.4%, and 86.8% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Direct revenue is derived from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We also offer premium add-ons on a pay-per-use, or a-la-carte, basis. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the gay, bisexual, transgender, and queer (“GBTQ”) social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and premium add-ons, we also generate indirect revenue, representing 16.7%, 15.6%, and 13.2% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Indirect revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities to advertisers, including in-app banners, full-screen interstitials, and other customized units, typically sold on a cost per mille (“CPM”) basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
We generated $439.9 million, $344.6 million, and $259.7 million of revenue, for the years ended December 31, 2025, 2024, and 2023, respectively, representing a year-over-year increase of 27.6% in 2025 compared to 2024, and year-over-year increase of 32.7% in 2024 compared to 2023.
We had 1.3 million, 1.1 million, and 0.9 million Average Paying Users, for the years ended December 31, 2025, 2024, and 2023, respectively, representing a year-over-year increase of 16.9% in 2025 compared to 2024, and year-over-year increase of 14.8% in 2024 compared to 2023.
While we have users in over 190 countries and territories, we intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users across the globe.

Redemption of Warrants and Related Warrant Exercises
On January 23, 2025, we provided notice that we would redeem all of our outstanding warrants, which consisted of (i) 18,560,000 private placement warrants; (ii) 13,799,825 public warrants; (iii) 2,500,000 forward purchase warrants; and (iv) 2,500,000 backstop warrants, on February 24, 2025. After we announced the redemption of the warrants and before the conclusion of the redemption notice period on February 24, 2025, an aggregate of 27,315,105 warrants were exercised for an aggregate of 27,315,105 shares of our common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to us of $314.1 million. In addition, 9,469,634 warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of our common stock. At the conclusion of the redemption notice period on February 24, 2025, we redeemed the remaining 575,086 warrants issued and outstanding at a price of $0.10 per warrant for aggregate cash payment of $0.1 million. The public warrants were delisted from the New York Stock Exchange on February 24, 2025.
Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Annual Report, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. In addition, on November 1, 2024, the local regional office of NLRB issued a complaint on the unfair labor practice charges. A hearing commenced in May 2025 and is expected to continue through at least April 2026. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Consolidated Results for the Years Ended December 31, 2025, 2024, and 2023
For the years ended December 31, 2025, 2024, and 2023, we generated:
•Revenue of $439.9 million, $344.6 million, and $259.7 million, respectively, representing a year-over-year increase of $95.3 million, or 27.6%, in 2025 compared to 2024, and year-over-year increase of $84.9 million, or 32.7%, in 2024 compared to 2023.
•Net income of $94.8 million, net loss of $131.0 million, and net loss of $55.8, respectively. This resulted in a net income (loss) margin of 21.5%, (38.0)%, and (21.5)%, respectively.
•Adjusted EBITDA of $195.6 million, $147.3 million, and $110.2 million, respectively, representing a year-over-year increase of $48.3 million, or 32.8%, in 2025 compared to 2024, and year-over-year increase of $37.1 million, or 33.7%, in 2024 compared to 2023. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Non-GAAP Financial Measures—Adjusted EBITDA” for more details on the calculations and reconciliations.
Operating and Financial Metrics

	Year Ended December 31,
(in thousands, except ARPPU and ARPU)	2025	2024	2023
Key Operating Metrics
Average Paying Users	1,258	1,076	937
Average Monthly Active Users (“Average MAUs”)	14,985	14,248	13,268
Average Paying User Penetration	8.4%	7.6%	7.1%
Average Direct Revenue per Average Paying User (“ARPPU”)	$24.25	$22.53	$20.05
Average Total Revenue per User (“ARPU”)	$2.45	$2.02	$1.63

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Key Financial and Non-GAAP Metrics(1)
Revenue	$439,898	$344,636	$259,691
Direct revenue	$366,297	$290,890	$225,285
Indirect revenue	$73,601	$53,746	$34,406
Net income (loss)	$94,751	$(131,001)	$(55,768)
Net income (loss) margin	21.5%	(38.0)%	(21.5)%
Adjusted EBITDA	$195,648	$147,313	$110,158
Adjusted EBITDA Margin	44.5%	42.7%	42.4%
Net cash provided by operating activities	$141,518	$94,957	$36,147
Operating cash flow conversion	149.4%	(72.5)%	(64.8)%
Free cash flow	$132,902	$89,612	$31,917
Free cash flow conversion	67.9%	60.8%	29.0%
(1)See “Non-GAAP Financial Measures” below for additional information and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures.
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
•Average MAUs. A Monthly Active User (“MAU”) is a unique device that demonstrates activity on the Grindr platform during any given calendar month. Activity on the platform is defined as opening the app, sending or receiving a chat, or viewing another person’s profile. We exclude devices with linked profiles banned for spam. We calculate Average MAUs as a monthly average, by counting the total number of MAUs in each calendar month and then dividing by the number of months in the relevant period. We use Average MAUs to measure the number of active users on our platform on a monthly basis. We believe Average MAUs is a useful metric for assessing the health of our business and our growth in users.
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
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part 1, Item 1A. “Risk Factors” in this Annual Report.
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness, as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the years ended December 31, 2025, 2024, and 2023, our Average Paying Users were 1.3 million, 1.1 million, and 0.9 million, respectively, representing a year-over-year increase of 16.9% in 2025 compared to 2024, and a year-over-year increase of 14.8% in 2024 compared to 2023. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we seek to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
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
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers, and product managers. As of December 31, 2025, we had 165 employees globally, 160 of which were full-time employees. In 2025, we continued to expand and enhance our team with new employees and contractors. In doing so, we significantly grew the size of our engineering team, including the expansion of a dedicated contractor team in Colombia to 29 full-time engineers as of December 31, 2025. We will continue to selectively supplement immediate capacity and product development needs with contractors, particularly in supporting our engineering function. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. We intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology market and believe our operating culture is a key differentiator in attracting, developing, and retaining high-performing employees.
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
Return-to-Office
In 2023, our leadership team announced a transition to a hybrid work model involving a multi-phase return-to-office plan (“RTO Plan”) beginning in the fall of 2023, which was largely completed by January 2024, and was fully concluded by April 30, 2025. Our hybrid work model requires employees to work two days per week in offices where their respective teams are based. The RTO Plan provided employees with a one-time relocation package to support relocation if necessary, or separation packages for employees who chose not to participate in our RTO Plan.
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenues represented 42.2%, 42.2%, and 41.7% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We vary our pricing to align with relative value to local competitors. Our international businesses typically earn revenues in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
Direct Revenue. Direct revenue is reported gross of distribution fees for subscriptions and premium add-ons as we are the primary party obligated in our transactions with customers, and we act as the principal. Our subscription revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month and twelve-month periods. Customers pay in advance, primarily through mobile app stores, including Apple and Google Play, and, subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable. Subscription revenues are recognized ratably over the term of the subscription. Premium add-on revenue is generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Premium features are activated upon purchase and are available to use by the customer for a short duration, generally within one day. Revenue from premium add-ons is recognized upon usage of the premium add-on. Direct revenue is recorded net of taxes, credits, and chargebacks.
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
Other income (expense)
Interest expense, net. Interest expense, net consists of interest expense incurred in connection with our long-term debt and revolving credit facility, net of interest earned on cash and cash equivalents including money market funds and U.S. treasury bills.
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
Results of Operations for the years ended December 31, 2025, 2024, and 2023

	Year Ended December 31,
($ in thousands)	2025	% of Total Revenue	2024	% of Total Revenue	2023	% of Total Revenue
Revenue	$439,898	100.0%	$344,636	100.0%	$259,691	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	112,559	25.6%	87,579	25.4%	67,458	26.0%
Selling, general and administrative expense	143,263	32.6%	114,742	33.3%	80,417	31.0%
Product development expense	48,928	11.1%	32,807	9.5%	29,327	11.3%
Depreciation and amortization	8,860	2.0%	16,910	4.9%	27,041	10.4%
Total operating expenses	313,610	71.3%	252,038	73.1%	204,243	78.6%
Income from operations	126,288	28.7%	92,598	26.9%	55,448	21.4%
Other income (expense)
Interest expense, net	(17,643)	(4.0)%	(25,616)	(7.4)%	(46,007)	(17.7)%
Other income (expense), net	63	—%	(715)	(0.2)%	85	—%
Loss on extinguishment of debt	—	—%	—	—%	(11,582)	(4.5)%
Gain (loss) in fair value of warrant liability	9,905	2.3%	(184,557)	(53.6)%	(49,689)	(19.1)%
Total other expense, net	(7,675)	(1.7)%	(210,888)	(61.2)%	(107,193)	(41.3)%
Net income (loss) before income tax	118,613	27.0%	(118,290)	(34.3)%	(51,745)	(19.9)%
Income tax provision	23,862	5.4%	12,711	3.7%	4,023	1.5%
Net income (loss)	$94,751	21.5%	$(131,001)	(38.0)%	$(55,768)	(21.5)%
Net income (loss) per share
Basic	$0.45		$(0.74)		$(0.32)
Diluted	$0.43		$(0.74)		$(0.32)
Revenue
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Revenue for the years ended December 31, 2025, and 2024, was $439.9 million and $344.6 million, respectively. The increase in revenue year-over-year was $95.3 million, or 27.6%.

For the years ended December 31, 2025, and 2024, direct revenue was $366.3 million and $290.9 million, respectively. The increase in direct revenue of $75.4 million, or 25.9%, was driven by year-over-year increases in ARPPU of $1.72 and in Average Paying Users of 182 thousand. Year-over-year growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers, and fueled continued demand for our premium add-ons. There is a continued period-over-period growth of our weekly XTRA and Unlimited subscriptions. ARPPU increased by 7.6%, or $1.72, to $24.25 for the year ended December 31, 2025, from $22.53 for the year ended December 31, 2024. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as Weekly Unlimited. ARPPU increased primarily due to pricing optimization efforts, supplemented by improvements in product mix. We expanded our pricing experiments to a broader share of the subscriber base in key markets, with more purchasers choosing to shift into higher prices. For the year ended December 31, 2025, Average Paying Users increased by 182 thousand, from 1.1 million for the year ended December 31, 2024, to 1.3 million for the year ended December 31, 2025.
For the years ended December 31, 2025, and 2024, indirect revenue was $73.6 million and $53.7 million, respectively. The increase in indirect revenue of $19.9 million, or 37.1%, was primarily driven by increased scale in programmatic advertising, higher ad load, and growing demand from direct brand partners, with international markets outperforming overall.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Revenue for the years ended December 31, 2024, and 2023, was $344.6 million and $259.7 million, respectively. The increase in revenue year-over-year was $84.9 million, or 32.7%.

For the years ended December 31, 2024, and 2023, direct revenue was $290.9 million and $225.3 million, respectively. The increase in direct revenue of $65.6 million, or 29.1%, was driven by year-over-year increases in ARPPU of $2.48 and in Average Paying Users of 139 thousand. Year-over-year growth for revenue was driven by enhanced paywall optimizations and merchandising strategies throughout the year, which strengthened subscription adoption across our XTRA and Unlimited tiers, and fueled continued demand for our premium add-ons. Weekly XTRA was introduced late in the second quarter of 2023 and Weekly Unlimited was introduced late in the first quarter of 2024. Introducing our shorter duration weekly products gave our users lower priced options for both XTRA and Unlimited subscriptions. ARPPU increased by 12.4%, or $2.48, to $22.53 for the year ended December 31, 2024, from $20.05 for the year ended December 31, 2023. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as Weekly Unlimited. We expect ARPPU to fluctuate in the near-term as we continue to test different subscription options across different price points and focus on generating more Paying Users. For the year ended December 31, 2024, Average Paying Users increased by 139 thousand, from 0.9 million for the year ended December 31, 2023, to 1.1 million for the year ended December 31, 2024.

For the years ended December 31, 2024, and 2023, indirect revenue was $53.7 million and $34.4 million, respectively. The increase in indirect revenue of $19.3 million, or 56.1%, was primarily driven by growth in first-party advertising and revenue from interstitial advertising from our third-party advertising platforms. First-party advertising was driven by existing advertisers continuing to make significant investments and by increasing the number of first-party advertisers on the platform.
Cost of revenue
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Cost of revenue for the years ended December 31, 2025, and 2024, was $112.6 million and $87.6 million, respectively. The $25.0 million increase, or 28.5%, was primarily due to a $17.3 million increase in app store distribution fees (consistent with direct revenue growth), and increased infrastructure costs of $6.3 million.

For the year ended December 31, 2024 compared to the year ended December 31, 2023
Cost of revenue for the years ended December 31, 2024, and 2023, was $87.6 million and $67.5 million, respectively. The $20.1 million increase, or 29.8%, was primarily due to a $14.9 million increase in app store distribution fees (consistent with direct revenue growth), and increased infrastructure costs of $5.1 million.
Selling, general and administrative expense
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Selling, general and administrative expense for the years ended December 31, 2025, and 2024, was $143.3 million and $114.7 million, respectively. The $28.6 million increase, or 24.9%, was primarily due to an increase in personnel-related expenses of $14.2 million from the increased stock-based compensation expense of $9.6 million and salaries and benefits expense of $5.3 million; an increase of $6.6 million in professional and legal expenses; an increase of $2.9 million in marketing expenses to expand our branding efforts; and an increase of $2.1 million in contractor expenses.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Selling, general and administrative expense for the years ended December 31, 2024, and 2023, was $114.7 million and $80.4 million, respectively. The $34.3 million increase, or 42.7%, was primarily due to higher personnel-related expenses of $26.9 million from the increased headcount, including an increase of $18.9 million in stock-based compensation expense primarily related to executive incentive awards, and an increase of $8.1 million in employee compensation. There was also an increase of $7.1 million in marketing expenses to expand our branding efforts and an increase of $3.3 million in contractor expenses to support scaling our team. This increase was partially offset by a decrease in professional fees and legal fees of $2.9 million and $1.4 million respectively.
Product development expense
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Product development expense for the years ended December 31, 2025, and 2024, was $48.9 million and $32.8 million, respectively. The $16.1 million increase, or 49.1%, was primarily due to an increase in personnel-related expenses of $10.4 million from increase in stock-based compensation expense of $7.6 million and salaries and benefits expense $2.7 million, and an increase in contractor fees of $6.4 million to support the engineering function while we continue to scale our team.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Product development expense for the years ended December 31, 2024, and 2023, was $32.8 million and $29.3 million, respectively. The $3.5 million increase, or 11.9%, was primarily related to a $6.7 million increase in contractor fees to support the engineering function while scaling the size of our team and an increase of $2.6 million in stock-based compensation expenses. This increase was partially offset by a decrease in personnel related expenses primarily driven by $7.8 million of severance expenses incurred in 2023 related to our RTO Plan with no comparable costs in 2024.
Depreciation and amortization
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Depreciation and amortization for the years ended December 31, 2025, and 2024, was $8.9 million and $16.9 million, respectively. The $8.0 million decrease, or 47.3%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $6.4 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2024. Additionally, customer relationship intangibles were fully amortized in June 2025.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Depreciation and amortization for the years ended December 31, 2024, and 2023, was $16.9 million and $27.0 million, respectively. The $10.1 million decrease, or 37.4%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. There was a $5.3 million decrease due to technology intangibles that had a three-year useful life, which were fully amortized in the second quarter of 2023, and a $4.4 million decrease due to customer relationship intangibles that were amortized under an accelerated amortization schedule, with higher amounts expensed in 2023.
Interest expense, net
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Interest expense, net for the years ended December 31, 2025, and 2024, was $17.6 million and $25.6 million, respectively. The $8.0 million decrease, or 31.3%, was primarily due to a decrease in interest expense of $4.7 million from lower interest rates and lower debt balances prior to an amendment to the Credit Agreement in December 2025. Additionally, the decrease is due to an increase of interest income of $3.3 million primarily from an increased balance in our investment in U.S. treasury bills.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Interest expense, net for the years ended December 31, 2024, and 2023, was $25.6 million and $46.0 million, respectively. The $20.4 million decrease, or 44.3%, was primarily due to lower debt balances and lower interest rates under our Credit Agreement.
Other income (expense), net
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Other income (expense), net for the years ended December 31, 2025, and 2024, was net other income of $0.1 million and net other expense $0.7 million, respectively.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Other (expense) income, net for the years ended December 31, 2024, and 2023, was net other expense of $0.7 million and net other income $0.1 million, respectively.
Loss on extinguishment of debt
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Loss on extinguishment of debt for the year ended December 31, 2023, was $11.6 million due to the loss recognized on the early termination of our prior credit facility with Fortress Credit Corp. Refer to Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Gain (loss) in fair value of warrant liability
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Gain in fair value of warrant liability represents the change in the fair value of our warrants between each reporting period or upon the exercise and redemption of our warrants. For the years ended December 31, 2025, and 2024, we recognized a gain of $9.9 million and a loss of $184.6 million. In February 2025, we completed the redemption of all outstanding warrants.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Loss in fair value of warrant liability represents the change in the fair value of our Warrants between each reporting period. The Warrants were remeasured to a fair value of $252.2 million as of December 31, 2024, because of the change in our public warrant price. For the years ended December 31, 2024, and 2023, we recognized a loss of $184.6 million and $49.7 million, respectively, related to the increase in our public warrant price between reporting periods.
Income tax provision
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Income tax provision for the years ended December 31, 2025, and 2024, was $23.9 million and $12.7 million, respectively. The $11.2 million increase, or 88.2%, was primarily due to changes in year over year income, and changes in the computed annual effective tax rate, including changes in state and local income taxes and nondeductible fair value adjustments on the change in the warrant liability.

Our effective tax rates in future periods may fluctuate, as a result of changes in our forecasts, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. Refer to Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Income tax provision for the years ended December 31, 2024, and 2023, was $12.7 million and $4.0 million, respectively. The $8.7 million increase, or 217.5%, was primarily due to changes in year over year income, and changes in the computed annual effective tax rate, including changes in nondeductible fair value adjustments on the change in the warrant liability, release of the valuation allowance, limitations on the deduction of officer compensation, foreign derived intangible income deduction, and research and development credits.
Net income (loss)
For the year ended December 31, 2025 compared to the year ended December 31, 2024
Net income (loss) for the years ended December 31, 2025, and 2024, was $94.8 million and $131.0 million, respectively. Net income (loss) changed by $225.8 million mainly due to a $194.5 million decrease in the change in fair value of warrant liability, a $95.3 million increase in revenue and $8.0 million decrease in interest expense, partially offset by a $61.6 million increase in operating expenses, and $11.2 million increase in income tax provision.
For the year ended December 31, 2024 compared to the year ended December 31, 2023
Net loss for the years ended December 31, 2024, and 2023, was $131.0 million and $55.8 million, respectively. Net loss increased by $75.2 million mainly due to $134.9 million increase in the loss in fair value of warrant liability, $47.8 million increase in operating expenses, and $8.7 million increase in income tax provision, partially offset by a $84.9 million increase in revenue and $20.4 million decrease in interest expense.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”), we use Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income (loss) excluding income tax provision; interest expense, net; depreciation and amortization; stock-based compensation expense; change in fair value of warrant liability; and employee transition costs, litigation-related costs, transaction-related costs, management fees and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
Our management uses these measures internally to evaluate the performance of our business and these measures are among the primary metrics by which management and other employees are compensated. We exclude the above items as some are non-cash in nature and others may not be representative of normal operating results. While we believe that Adjusted EBITDA and Adjusted EBITDA Margin are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with U.S. GAAP.
The following table presents the reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$94,751	$(131,001)	$(55,768)
Interest expense, net	17,643	25,616	46,007
Income tax provision	23,862	12,711	4,023
Depreciation and amortization	8,860	16,910	27,041
Litigation-related costs (1)	1,464	1,190	2,339
Transaction related costs (2)	1,597	—	—
Stock-based compensation expense	54,520	37,272	15,824
Employee transition costs (3)	2,856	58	9,355
Management fees (4)	—	—	(97)
Change in fair value of warrant liability (5)	(9,905)	184,557	49,689
Loss on extinguishment of debt	—	—	11,582
Other expense (6)	—	—	163
Adjusted EBITDA	$195,648	$147,313	$110,158
Revenue	$439,898	$344,636	$259,691
Net income (loss) margin	21.5%	(38.0)%	(21.5)%
Adjusted EBITDA Margin	44.5%	42.7%	42.4%
_________________
(1)Litigation-related costs that are unrelated to our core ongoing business operations primarily represent external legal fees associated with outstanding litigation or regulatory matters outside of the ordinary course, such as fees incurred in connection with the Norwegian Data Protection Authority fine and CWA unionization.
(2)Transaction-related costs consist of legal, consulting, and other professional fees related to potential transactions.
(3)Non-recurring employee transition costs relate to cost associated with the transition of our former Chief Financial Officer, including professional services, legal fees, executive recruiting costs, severance arrangements, and other related costs; and severance incurred for employees who elected not to relocate or participate in our RTO Plan and other severance arrangements.
(4)Management fees represent administrative costs associated with San Vicente Holdings LLC’s administrative role in managing financial relationships and providing direction on strategic and operational decisions, which ceased to continue after the Business Combination. In September 2023, certain management fees previously accrued were forgiven.
(5)Change in fair value of warrant liability relates to the warrants that were remeasured upon exercise or redemption. In February 2025, we completed the redemption of all outstanding warrants.
(6)Other expense represents other costs that are unrelated to our core ongoing business operations.
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

The following table presents the reconciliation of net cash provided by operating activities to free cash flow for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$141,518	$94,957	$36,147
Less:
Capitalized development software costs and purchases of property and equipment	(8,616)	(5,345)	(4,230)
Free cash flow	$132,902	$89,612	$31,917

Operating cash flow conversion (1)	149.4%	(72.5)%	(64.8)%
Free cash flow conversion	67.9%	60.8%	29.0%
_________________
(1)Operating cash flow conversion represents net cash provided by operating activities as a percentage of net income (loss).
Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
The following table summarizes our total cash and cash equivalents:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash and cash equivalents, including restricted cash (as of the end of period)	$87,650	$59,757	$28,998
Net cash provided by (used in):
Operating activities	$141,518	$94,957	$36,147
Investing activities	(8,616)	(5,345)	(4,230)
Financing activities	(105,009)	(58,853)	(13,036)
Net change in cash and cash equivalents	$27,893	$30,759	$18,881
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
During the year ended December 31, 2025, our operations provided $141.5 million of cash, which was primarily attributable to our net income, adjusted for non-cash items, including gain in fair value of warrant liability of $9.9 million, stock-based compensation of $54.5 million, and depreciation and amortization of $8.9 million, partially offset by the cash flow impact from a change in net working capital of $13.2 million, primarily from a $18.3 million increase in accounts receivable due to increases in direct revenue and indirect revenue during the year, which was offset by an $9.2 million increase in accrued expenses and other current liabilities due to timing of payments.
During the year ended December 31, 2024, our operations provided $95.0 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, including loss in fair value of warrant liability of $184.6 million, stock-based compensation of $37.3 million, and depreciation and amortization of $16.9 million, partially offset by the cash flow impact from a change in net working capital of $8.8 million, primarily from a $15.0 million increase in accounts receivable due to increases in direct revenue and indirect revenue during the year, which was offset by an $6.8 million increase in accrued expenses and other current liabilities due to timing of payments.

During the year ended December 31, 2023, our operations provided $36.1 million of cash, which was primarily attributable to our net loss, adjusted for non-cash items, including loss in fair value of warrant liability of $49.7 million, depreciation and amortization of $27.0 million, stock-based compensation of $15.8 million, and the recognition of a loss on extinguishment of debt of $11.6 million, partially offset by the cash flow impact from a change in net working capital of $7.3 million, primarily from $11.9 million increase in account receivables due to increase in direct revenue and indirect revenue during the year, which was offset by $4.7 million increase in accrued expenses and other current liabilities due to the timing of payments and certain litigation-related funds received from escrow. See Note 18 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash flows used in investing activities
Net cash used in investing activities in the year ended December 31, 2025, consisted of additions to capitalized software development costs of $7.9 million, as well as purchases of property and equipment of $0.7 million.
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
Cash flows used in financing activities
Net cash used in financing activities for the year ended December 31, 2025 was $105.0 million, resulting primarily from repurchases of our common stock under the stock repurchase program of $450.5 million; principal payments on debt of $308.6 million; purchase of equity instruments of 50.0 million (see Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information); and payments to tax authorities for employee equity awards of $23.8 million. The payments were offset by proceeds from the issuance of debt, of $415.0 million; proceeds from the exercise of warrants of $314.1 million; and proceeds from the exercise of employee stock options of $1.7 million.
Net cash used in financing activities for the year ended December 31, 2024 was $58.9 million, resulting primarily from principal payments on debt of $50.8 million, and payments to tax authorities for employee equity awards of $12.1 million, partially offset by proceeds from the exercise of employee stock options of $4.0 million.
Net cash used in financing activities for the year ended December 31, 2023 was $13.0 million, resulting primarily from net borrowings of $23.1 million, and payment of an early termination fee of $6.3 million in connection with the refinancing of our credit agreement in November 2023, partially offset by proceeds of $19.4 million received upon repayment in full of our related party note to Catapult GP II LP. In January 2024, we repaid $22.0 million under our revolving credit facility.
Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, borrowings under our credit facilities, and the sale of equity. To the extent existing cash and investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of additional indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain additional covenants that restrict operations, including our ability to raise additional capital. Any additional equity financing may be dilutive to existing stockholders. We may also make strategic investments or enter into or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.
As noted above, in January 2025, we provided notice that we would redeem all of our outstanding warrants, which consisted of (i) 18,560,000 private placement warrants; (ii) 13,799,825 public warrants; (iii) 2,500,000 forward purchase warrants; and (iv) and 2,500,000 backstop warrants, on February 24, 2025. After we announced the redemption of the warrants and before the conclusion of the redemption notice period on February 24, 2025, an aggregate of 27,315,105 warrants were exercised for an aggregate of 27,315,105 shares of our common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to us of $314.1 million. In addition, 9,469,634 warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of our common stock.
As of December 31, 2025, we had cash and cash equivalents of $87.0 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
We have a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “Credit Agreement”) that governs a $400.0 million term loan facility and $200.0 million revolving loan facility. We borrowed the full $400.0 million under the term loan facility on December 16, 2025, and we had no amounts outstanding under the revolving credit facility as of December 31, 2025. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
Our wholly owned subsidiary, Grindr Capital LLC, is the borrower under the Credit Agreement and all obligations of Grindr Capital LLC under the Credit Agreement are guaranteed by Grindr Inc. and, subject to certain limited exceptions, our wholly owned domestic subsidiaries and are secured by substantially all of the assets of Grindr Inc., Grindr Capital LLC, and the guarantor subsidiaries.
Borrowings under the Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at our option, (i) the highest of the Prime Rate (as defined in the Credit Agreement), the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR, in each case, plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The applicable margin will be based upon our total net consolidated leverage ratio. Swingline loans under the Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. We are also required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.375% to 0.50% per annum, depending on our total consolidated net leverage ratio.
The term loan will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the closing date of the Credit Agreement, until the final maturity date on January 1, 2031. Any borrowings under the revolving credit facility may be repaid, in whole or in part, at any time and from time to time without any other premium or penalty, and any amounts repaid under the revolving credit facility may be reborrowed, in each case, until the maturity date on January 1, 2031.
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the years ended December 31, 2025, and 2024, we were not required to make any mandatory repayments.
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
See Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Uses of Cash
Our principal commitments consist of obligations under the Credit Agreement, operating leases for office space, and our payments for the use of cloud services. In addition, we are subject to pending legal proceedings from time to time. See

Note 8, Note 9, and Note 18 to our consolidated financial statements included elsewhere in this Annual Report for additional information.
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025 to March 6, 2027. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2025, we repurchased approximately 25.1 million shares for $450.5 million under the share repurchase program, including commissions. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for additional information. As of February 26, 2026, $50 million in aggregate value of shares of Grindr stock remains available under the share repurchase program, excluding commissions.
Critical Accounting Policies and Estimates
We believe that the following critical accounting policy reflects the more significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. These estimates, judgments, and assumptions impact the reported amount of assets, liabilities, revenues, and expenses and the related disclosure of contingent liabilities as of the date of the consolidated financial statements. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from our estimates. For additional information, see the disclosure included in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K.
Stock-based Compensation
From time to time, we grant certain performance stock units (“PSUs”) that vest upon the achievement of performance or market conditions. For the PSUs that are subject to a performance condition, we assess the probability that such performance conditions will be met or achieved every reporting period. For PSUs that are subject to market conditions, we use a Monte Carlo simulation model to determine the fair value of the PSUs. The Monte-Carlo model is updated to measure the fair value of the liability classified awards at each reporting period.
Our use of the Monte Carlo simulation model requires estimates, including the expected volatility. The expected volatility assumption is developed using a blend of historical volatility observed for the peer group companies and the Company’s specific volatility. Judgment is also required for the probability of achievement of performance conditions. Our assumptions may differ from those used in prior periods. Changes in assumptions may have a material impact on the fair value of these PSUs and our stock-based compensation expense recorded on our results of operations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. Our exposure to market risk for changes in interest rates relates primarily to our Credit Agreement and to a lesser extent our cash, cash equivalents, and restricted cash.
As of December 31, 2025, we had debt outstanding under our Credit Agreement of $375.9 million. A hypothetical 100 basis point change in interest rates would result in approximately $2.7 million additional or lower pre-tax interest expense for the year ended December 31, 2025.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets. As a result, we are exposed to foreign exchange risk related to certain currencies, primary the Euro and British Pound.
For the years ended December 31, 2025, 2024, and 2023, international revenue accounted for 42.2%, 42.2%, and 41.7% of our consolidated revenue, respectively. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than our functional currency, the U.S. dollar. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could impact revenue and distort year-over-year comparability of operating results.
Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of December 31, 2025, 2024, and 2023. A hypothetical 10% change in Euro and British Pound, relative to the U.S. dollar, would have changed revenue by $10.4 million, $8.3 million and $6.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, with all other variables held constant. This accounts for 2.4%, 2.4%, and 2.4% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Grindr Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Grindr Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Assessment of achieving the vesting performance criteria of performance stock units awards with performance and market conditions

Description of the Matter
As discussed in Notes 2 and 13 of the consolidated financial statements, in the fourth quarter of 2025 the Company granted new performance stock units awards and modified all existing performance stock unit awards (collectively the “PSUs”) that vest upon the achievement of certain performance or market conditions. Upon vesting, the Company will be obligated to issue a variable number of shares with a settlement amount equal to a fixed dollar value. These PSUs are liability-classified and require fair value measurement each reporting period. For the PSUs, each reporting period the Company estimates the fair value of the market conditions using a Monte Carlo simulation model. For performance conditions in the PSUs, each reporting period the Company makes assumptions regarding the likelihood of achieving the performance condition. The Company recognizes the cumulative effect of the change in estimate in the period of the change. Prior to vesting, the Company recognized expense using the accelerated attribution approach over the requisite service period. As of December 31, 2025, the aggregate fair value of the outstanding PSUs was $29.9 million, of which $15.1 million was recognized in the consolidated balance sheet.

Auditing management’s assessment of the probability of achieving the performance criteria related to certain of the PSUs was challenging given the judgment involved in projecting the probable outcome of the performance condition that is based on significant assumptions, including revenue growth rates. These assumptions are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the assessment of the probability of achieving the performance criteria for certain of the PSUs, we performed audit procedures that included, among others, testing the significant assumptions underlying the performance condition, including revenue growth rates, and testing the completeness and accuracy of the underlying data. We compared the projected revenue growth rates to historical trends and current industry trends. We also performed sensitivity analyses to assess how changes in the significant assumptions impact the probability of meeting the performance condition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Los Angeles, California
March 2, 2026

Grindr Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$87,045	$59,152
Accounts receivable, net of allowances of $15 and $39 at December 31, 2025 and December 31, 2024, respectively	67,946	49,599
Prepaid expenses	5,104	2,747
Deferred charges	4,669	3,807
Other current assets	1,274	1,679
Total current assets	166,038	116,984
Restricted cash	605	605
Property and equipment, net	1,152	1,667
Capitalized software development costs, net	12,993	8,750
Intangible assets, net	65,844	69,872
Goodwill	275,703	275,703
Deferred tax asset	—	1,242
Right-of-use assets	4,723	3,053
Other assets	3,973	1,214
Total assets	$531,031	$479,090
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,672	$3,261
Accrued expenses and other current liabilities	38,966	29,578
Current maturities of long-term debt, net	20,000	15,000
Deferred revenue	24,285	19,970
Total current liabilities	84,923	67,809
Long-term debt, net	375,859	275,580
Warrant liability	—	252,178
Lease liability	2,574	963
Deferred tax liability	1,391	—
Other non-current liabilities	19,278	14,130
Total liabilities	$484,025	$610,660
Commitments and Contingencies (Note 18)
Stockholders’ Equity (Deficit)
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 185,034,502 and 177,193,667 shares outstanding; 185,034,502 and 178,567,403 shares issued at December 31, 2025 and December 31, 2024, respectively	18	18
Treasury stock	—	(14,295)
Additional paid-in capital	144,049	74,519
Accumulated deficit	(97,061)	(191,812)
Total stockholders’ equity (deficit)	$47,006	$(131,570)
Total liabilities and stockholders’ equity (deficit)	$531,031	$479,090
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$439,898	$344,636	$259,691
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	112,559	87,579	67,458
Selling, general and administrative expense	143,263	114,742	80,417
Product development expense	48,928	32,807	29,327
Depreciation and amortization	8,860	16,910	27,041
Total operating expenses	313,610	252,038	204,243
Income from operations	126,288	92,598	55,448
Other income (expense)
Interest expense, net	(17,643)	(25,616)	(46,007)
Other income (expense), net	63	(715)	85
Loss on extinguishment of debt	—	—	(11,582)
Gain (loss) in fair value of warrant liability	9,905	(184,557)	(49,689)
Total other expense, net	(7,675)	(210,888)	(107,193)
Net income (loss) before income tax	118,613	(118,290)	(51,745)
Income tax provision	23,862	12,711	4,023
Net income (loss)	$94,751	$(131,001)	$(55,768)
Net income (loss) per share
Basic	$0.45	$(0.74)	$(0.32)
Diluted	$0.43	$(0.74)	$(0.32)
Weighted-average shares outstanding:
Basic	190,056,612	175,880,320	174,170,517
Diluted	195,178,837	175,880,320	174,170,517
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except per share amounts and share data)

	Common Stock (Par value $0.0001)		Treasury Stock		Additional paid in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	173,524,360	$17	—	$—	$9,078	$(5,043)	$4,052
Net loss	—	—	—	—	—	(55,768)	(55,768)
Interest on the promissory note to a member	—	—	—	—	(282)	—	(282)
Repayment of promissory note to a member	—	—	—	—	18,833	—	18,833
Payment of interest on promissory note to member	—	—	—	—	520	—	520
Pre-Closing entity income tax adjustment	—	—	—	—	(148)	—	(148)
Stock-based compensation expense	—	—	—	—	13,936	—	13,936
Vested restricted stock units, net of withholding tax	1,096,319	1	357,240	(2,154)	(1)	—	(2,154)
Exercise of stock options	757,032	—	—	—	2,719	—	2,719
Balance at December 31, 2023	175,377,711	$18	357,240	$(2,154)	$44,655	$(60,811)	$(18,292)
Net loss	—	—	—	—	—	(131,001)	(131,001)
Stock-based compensation expense	—	—	—	—	19,287	—	19,287
Vested restricted stock units, net of withholding tax	2,271,619	—	1,016,496	(12,141)	6,553	—	(5,588)
Exercise of stock options	917,910	—	—	—	4,022	—	4,022
Exercise of warrants	163	—	—	—	2	—	2
Balance at December 31, 2024	178,567,403	$18	1,373,736	$(14,295)	$74,519	$(191,812)	$(131,570)
Net income	—	—	—	—	—	94,751	94,751
Stock-based compensation expense	—	—	—	—	37,310	—	37,310
Vested restricted stock units, net of withholding tax	2,684,990	—	802,038	(15,473)	4,432	—	(11,041)
Exercise of stock options	353,549	—	—	—	1,722	—	1,722
Exercise of warrants	30,733,623	3	—	—	556,337	—	556,340
Repurchase and retirement of common stock	(25,129,289)	(3)	—	—	(450,503)	—	(450,506)
Purchase of equity instruments	—	—	—	—	(50,000)	—	(50,000)
Adjustment of treasury stock to additional paid-in capital	(2,175,774)	—	(2,175,774)	29,768	(29,768)	—	—
Balance at December 31, 2025	185,034,502	$18	—	$—	$144,049	$(97,061)	$47,006
See accompanying notes to the consolidated financial statements.

Grindr Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$94,751	$(131,001)	$(55,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	54,520	37,272	15,824
(Gain) loss in fair value of warrant liability	(9,905)	184,557	49,689
Loss on extinguishment of debt related to 2020 Credit Agreement	—	—	11,582
Amortization of debt discount and issuance costs	914	909	1,819
Interest income on promissory note from member	—	—	(282)
Depreciation and amortization	8,860	16,910	27,041
Provision for expected credit losses	(24)	(718)	421
Deferred income taxes	2,633	(5,907)	(7,982)
Non-cash lease expense	2,988	1,780	1,144
Changes in operating assets and liabilities:
Accounts receivable	(18,323)	(14,975)	(11,892)
Prepaid expenses and deferred charges	(3,219)	1,271	3,449
Other current assets	405	734	(1,663)
Other assets	(241)	(296)	(350)
Accounts payable	(1,877)	(461)	(713)
Accrued expenses and other current liabilities	9,150	6,831	4,661
Deferred revenue	4,315	789	595
Lease liability	(3,262)	(2,749)	(1,417)
Other liabilities	(167)	11	(11)
Net cash provided by operating activities	141,518	94,957	36,147
Investing activities
Purchases of property and equipment	(746)	(945)	(509)
Additions to capitalized software development costs	(7,870)	(4,400)	(3,721)
Net cash used in investing activities	$(8,616)	$(5,345)	$(4,230)

Grindr Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Financing activities
Proceeds from the exercise of stock options	1,722	4,022	2,719
Proceeds from the exercise of warrants	314,124	1	—
Payment for redemption of warrants	(58)	—	—
Proceeds from issuance of debt	415,000	—	344,400
Principal payments on debt	(308,600)	(50,800)	(367,480)
Payment of debt issuance costs	(2,877)	—	(4,510)
Payment for the purchase of equity instruments	(50,000)	—	—
Withholding taxes paid on stock-based compensation	(23,814)	(12,076)	—
Repurchases of common stock under the stock repurchase program	(450,506)	—	—
Transaction costs paid in connection with the Business Combination	—	—	(1,196)
Proceeds from the repayment of promissory note to a member including interest	—	—	19,353
Payment of early termination fee related to the extinguishment of debt	—	—	(6,322)
Net cash used in financing activities	(105,009)	(58,853)	(13,036)
Net increase in cash, cash equivalents and restricted cash	27,893	30,759	18,881
Cash, cash equivalents and restricted cash, beginning of the period	59,757	28,998	10,117
Cash, cash equivalents and restricted cash, end of the period	$87,650	$59,757	$28,998
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$87,045	$59,152	$27,606
Restricted cash	605	605	1,392
Cash, cash equivalents and restricted cash	$87,650	$59,757	$28,998

Supplemental disclosure of cash flow information:
Cash interest paid	$20,107	$25,992	$47,859
Income taxes paid	$21,105	$17,433	$17,709
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$576	$232	$—
Supplemental disclosure of non-cash financing activities:
Withholding taxes on stock-based compensation accrued but not paid	$—	$64	$2,154
Issuance of common stock for the settlement of certain market condition liability-classified equity awards	$9,163	$4,203	$—
Issuance of common stock for the settlement of KPI Awards	$3,609	$2,350	$—
Issuance of common stock for the cashless exercise of warrants	$63,029	$—	$—
Issuance of common stock for the exercise of warrants	$179,186	$—	$—

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the operating results of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Comprehensive income (loss) equaled net income (loss) for the years ended December 31, 2025, 2024, and 2023.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with U.S. GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent liabilities. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; valuation allowance for deferred tax assets; legal contingencies; the incremental borrowing rate for the Company’s leases; and the valuation of stock-based compensation.
Cash and Cash Equivalents
Cash and cash equivalents consist entirely of cash, money market accounts and United States of America (“U.S.”) treasury bills. The Company considers all highly liquid short-term investments purchased with an original maturity of ninety days or less at the time of purchase to be cash equivalents. Since these highly liquid investments are readily convertible to cash, the carrying value and amortized cost of the investments approximate their fair value.
Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as a non-current asset on the consolidated balance sheets. The restricted cash balance as of December 31, 2025, and December 31, 2024, was related to a letter of credit held with a financial institution for leased office space secured by the Company as described in Note 9.
Foreign Currency Transactions
Transaction gains and losses denominated in a currency other than the functional currency are included in “Other income (expense), net” on the consolidated statements of operations.

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
•Warrant liability — Public Warrants (as defined in Note 10) are classified within Level 1 as these securities are traded on an active public market. Private Warrants (as defined in Note 10) are classified within Level 2. For the periods presented, the Company utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. The Company completed the redemption of all outstanding Public Warrants and Private Warrants in February 2025, see Note 10 for additional information.
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair values of the Company’s credit agreement balances as disclosed in Note 8 are measured based on prices quoted from a third-party financial institution.
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
Property and Equipment, Net
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
Maintenance and repairs are charged to expense as incurred and additions and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in “Selling, general and administrative expense” on the consolidated statements of operations.
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
In the fourth quarter of the years ended December 31, 2025, 2024, and 2023, the Company performed its qualitative assessment and determined that it was not more likely than not that the recorded goodwill was impaired.
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
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of property and equipment, right-of-use (“ROU”) assets, capitalized software development costs, and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of long-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.

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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The pricing and terms for all advertising arrangements are governed by either a master contract or insertion order. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for transactions with advertising service providers, the Company’s consideration is generally based on the Company’s revenue share as stated in the contract or as outlined in the service provider’s standard platform terms. The Company recognizes revenue when the advertisement is displayed to users. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period. Revenue from advertising transactions with advertising service providers is recognized net of the amounts retained by the advertising service provider as the Company does not know and expects not to know the gross amount paid by advertisers.
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
Accounts Receivable, net of allowance for credit losses
Grindr users generally access the Grindr platform and pay for subscriptions and premium add-on features through Apple’s App Store or Google Play. As of December 31, 2025, and December 31, 2024, each of the mobile app stores accounted for approximately 57.1% and 12.3%, and 56.7% and 12.5%, respectively, of the Company’s accounts receivable. The Company evaluates the credit worthiness of these two mobile app stores on an ongoing basis and does not require collateral from these entities. The Company generally collects these balances between 30 and 45 days following the purchase by the customer.
Accounts receivable also includes amounts billed and currently due from advertising customers. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon historical collection trends adjusted for economic conditions using reasonable and supportable forecasts. The time between the Company issuance of an invoice and payment due date is not significant, payments that are not collected in advance of the transfer of promised services are generally due between 30 and 60 days from the invoice date. As of December 31, 2025, and December 31, 2024, the accounts receivable balances, net of allowances, were $67,946 and $49,599, respectively. The opening balance of accounts receivable, net of allowances, was $33,906 as of January 1, 2024.
Deferred Charges
The Company defers certain costs as an asset, primarily mobile app store distribution fees paid to the mobile app stores related to subscription revenue and premium add-on revenue, and recognizes such costs in cost of revenue as the services are provided. The fee differs based on the agreed upon percentage depending on the type of revenue and for subscription revenue, the length of consecutively paid subscriptions, generally approximating between 15.0% to 30.0% of revenues. For the years ended December 31, 2025, 2024, and 2023, the Company recognized cost of revenue of $83,927, $66,654, and $51,752, respectively, related to these distribution fees.
Deferred Revenue
Deferred revenue consists of advance payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the term of the applicable subscription period or expected completion of the performance obligation which range from one week to twelve

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
months. As of December 31, 2025, and December 31, 2024, the deferred revenue balances were $24,285 and $19,970, respectively. The balance of deferred revenue was $19,181 as of January 1, 2024.
For the year ended December 31, 2025, the Company recognized $19,970 of revenue that was included in the deferred revenue balance as of December 31, 2024. For the year ended December 31, 2024, the Company recognized $19,181 of revenue that was included in the deferred revenue balance as of December 31, 2023.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers:

	Year Ended December 31,
	2025	2024	2023
Direct revenue	$366,297	$290,890	$225,285
Indirect revenue	73,601	53,746	34,406
	$439,898	$344,636	$259,691

	Year Ended December 31,
	2025	2024	2023
Domestic (1)	$254,300	$199,263	$151,535
International	185,598	145,373	108,156
	$439,898	$344,636	$259,691
(1)Domestic include revenue generated from the U.S., the Company’s country of domicile.
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
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023, advertising costs totaled $11,494, $8,215, and $2,378, respectively. Advertising costs are included in “Selling, general and administrative expense” in the consolidated statements of operations.

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
The Company’s stock-based compensation includes compensation expense related to the grant of service-based RSUs (“Time-Based Awards”), performance stock unit awards containing pre-established market or performance conditions (“PSUs”), and RSUs containing a performance condition (“KPI Awards”) granted under the 2022 Plan (defined in Note 13), and service-based stock options granted under the 2020 Plan (defined in Note 13). The Company recognizes forfeitures as they occur.
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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
For PSUs, the Company estimates the fair value of the market conditions at the date of the grant using a Monte Carlo simulation model. The Monte Carlo methodology that the Company uses to estimate the fair value of the market condition at the date of grants incorporates into the valuation the possibility that the market condition may not be satisfied, provided that the requisite service is rendered. For performance conditions in the PSUs, the Company makes assumptions regarding the likelihood of achieving the performance condition. Prior to vesting, compensation expense is recognized using the accelerated attribution approach over the requisite service period. At the end of each financial reporting period prior to the vesting date, the Company updates its assessment of the probability that the specified performance condition will be achieved and adjusts the estimate of the fair value of the PSUs. For liability-classified PSUs that the Company is recognizing the fair value of market conditions, the fair value of the market conditions is remeasured using a Monte Carlo simulation model at the end of each financial reporting period.
The KPI Awards are liability-classified, and require management to make assumptions regarding the likelihood of achieving certain key performance indicator (“KPI”) goals. The Company recognizes compensation expense when the likelihood that the achievement of the KPI goals is probable and is recognized using the accelerated attribution approach over the requisite service period. KPI Awards are remeasured at the end of each financial reporting period.
If stock-based awards are granted in contemplation of or shortly before a planned release of material nonpublic information, and such information is expected to result in a material increase in the Company’s stock price, the Company considers whether an adjustment to the observable market price is required when estimating fair values.
Legacy Grindr granted unit options to employees under the 2020 Plan that vest based solely on service conditions. Prior to the Business Combination, the fair value of each option award containing service conditions was estimated on the grant date using the Black-Scholes option-pricing model. The use of the Black-Scholes model required a number of estimates, including the expected option term, the expected volatility in the price of the Legacy Grindr’s common stock, the risk-free rate of interest and the dividend yield on the Legacy Grindr’s common stock. Legacy Grindr recognized stock-based compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally four years. Upon the consummation of the Business Combination, all outstanding and unvested unit option awards granted under the 2020 Plan were converted using an exchange ratio into stock options exercisable for shares of the Company’s common stock with the same terms and vesting conditions. The Company continues to recognize stock-based compensation expense on a straight-line basis over the remaining requisite service periods of the awards.
Modification of equity-classified awards
On the modification date, the Company determines the type of modification of the equity award by assessing whether the equity awards are probable or improbable to vest before and after the modification. The Company estimates the fair value of the awards immediately before and immediately after modification for those equity awards that are probable of vesting before and after the modification. Any incremental increase in fair value is recognized as an expense immediately to the extent the underlying equity awards are vested and on a straight-line basis over the requisite service period using the related expense attribution method to the extent that they are unvested. For equity awards that are improbable of vesting before the modification and probable of vesting after the modification, the Company recognizes expense measured as the fair value of the modified award on a straight-line basis over the requisite service period using the related expense attribution method based on the fair value of the awards at the modification date.
Warrant Liability
The Company accounts for warrants as shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheets. Liability-classified warrants are subject to remeasurement to fair value as of any respective exercise date and at the end of each financial reporting period with changes in fair value recorded in the Company’s consolidated statements of operations. See Note 10 for additional information on the Company’s warrants.
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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
For the year ended December 31, 2025, no customers accounted for 10% or more of the Company’s revenue, and three vendors accounted for 59.3%, 15.3%, and 15.0% of the Company’s cost of revenue.
As of December 31, 2025, one customer accounted for 10.6% of the Company’s accounts receivable balance, and three vendors accounted for 31.4%, 30.7%, and 14.4% of the Company’s accounts payable balance.
For the year ended December 31, 2024, no customers accounted for 10% or more of the Company’s revenue, and three vendors accounted for 60.7%, 15.4%, and 13.3% of the Company’s cost of revenue.
As of December 31, 2024, no customer accounted for 10% or more of the Company’s accounts receivable balance, and two vendors accounted for 26.7%, and 15.0% of the Company’s accounts payable balance.
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
Net Income (Loss) Per Share of Common Stock
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is based upon the diluted weighted-average number of shares outstanding during the year. Diluted net income (loss) per share gives effect to all potentially dilutive common share equivalents, including stock options, restricted stock units, and warrants, to the extent they are dilutive. See Note 15 for additional information.
Segment Information
The chief executive officer (“CEO”) is the Company’s chief operating decision maker (“CODM”). The CODM allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. The Company manages its activities related to developing and maintaining its product on a consolidated basis. There are no segment managers; instead, there are divisional leaders who report to the Company’s CODM, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. While the Company derives revenues from international markets, expenses are not allocated to these international markets nor does the CODM review any other financial data for these markets. Accordingly, the Company determined that the Company operates as a single operating and reportable segment.
The CODM assesses performance for the Company’s single operating segment based on net income (loss) that is also reported on the consolidated statement of operations as “Net income (loss).” Significant segment expenses that are regularly reviewed by the CODM include: cost of revenue; stock-based compensation; employee compensation (e.g. payroll, benefits and commissions) and contractor expense, excluding stock-based compensation; sales and marketing expense, excluding commissions; professional services expense; and general and administrative expense (all other non-compensation corporate overhead). The measure of segment assets is reported on the consolidated balance sheets as “Total assets.” Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Information about the Company’s single reportable segment revenue, segment net income (loss), and significant segment expenses are as follows:

	Year Ended December 31,
	2025	2024	2023
Revenue	$439,898	$344,636	$259,691
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	112,559	87,579	67,458
Employee compensation and contractor expense, excluding stock-based compensation expense	80,419	64,492	55,229
Stock-based compensation expense	54,520	37,272	15,824
Sales and marketing expense	11,642	8,681	1,542
Professional services expense	26,038	19,513	22,544
Other general and administrative expense	19,572	17,591	14,605
Depreciation and amortization	8,860	16,910	27,041
Total operating expenses	313,610	252,038	204,243
Income from operations	126,288	92,598	55,448
Interest expense, net	17,643	25,616	46,007
Other income (expense), net(1)	(9,968)	185,272	61,186
Income tax provision	23,862	12,711	4,023
Net income (loss)	$94,751	$(131,001)	$(55,768)
(1)Other expense, net includes loss in fair value of warrant liability, loss on extinguishment of debt and other expenses.
Accounting Pronouncements
From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through the issuance of an Accounting Standard Update (“ASU”).
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The Company adopted the standard during the year ended December 31, 2025. The disclosure requirements were applied on a prospective basis to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 14 to the consolidated financial statements for further details.
Recently Issued Accounting Pronouncements
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

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
3.Property and Equipment, Net
Property and equipment, net, consist of the following:

	December 31,
	2025	2024
Computer equipment	$1,053	$1,606
Furniture and fixtures	938	565
Leasehold improvements	2,781	2,693
	4,772	4,864
Less: Accumulated depreciation	(3,620)	(3,197)
	$1,152	$1,667
Depreciation expense for property and equipment for the years ended December 31, 2025, 2024, and 2023 amounted to $974, $854, and $746, respectively. Depreciation expense is included within “Depreciation and amortization” on the consolidated statements of operations.
4.Goodwill and Intangibles, Net
Goodwill and intangible assets, net, consist of the following:

	December 31,
	2025	2024
Goodwill	$275,703	$275,703
Intangible assets with definite lives, net	—	4,028
Intangible assets with indefinite lives	65,844	65,844
	$341,547	$345,575
The indefinite-lived intangible asset of $65,844 as of December 31, 2025, and 2024, represents the Grindr tradename.
As of December 31, 2025 and 2024, intangible assets with definite lives consist of the following:

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net	Weighted Average Useful Life
Customer relationships	$94,874	$(94,874)	$—	5 years
Technology	37,041	(37,041)	—	3 years
	$131,915	$(131,915)	$—

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net	Weighted Average Useful Life
Customer relationships	$94,874	$(90,846)	$4,028	5 years
Technology	37,041	(37,041)	—	3 years
	$131,915	$(127,887)	$4,028
The weighted average estimated remaining life for customer relationships was 0.5 years as of December 31, 2024.
Intangible assets amortization expense was $4,028, $12,460, and $22,212 for the years ended December 31, 2025, 2024, and 2023, respectively.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
5.Capitalized Software Development Costs, Net
Capitalized software development costs consist of the following:

	December 31,
	2025	2024
Capitalized software development costs	$23,783	$15,668
Less: Accumulated amortization	(10,790)	(6,918)
	$12,993	$8,750
Amortization expense for capitalized software development for the years ended December 31, 2025, 2024, and 2023 amounted to $3,871, $3,591, and $2,547, respectively. Amortization expense is included within “Depreciation and amortization” on the consolidated statements of operations.
The Company did not write-off any capitalized software development costs for the years ended December 31, 2025, and 2024. The Company wrote-off capitalized software development costs of $1,310 for the year ended December 31, 2023. The write-off charge is included within “Depreciation and amortization” on the consolidated statements of operations.
6.Promissory Note from a Member
On April 27, 2021, Catapult GP II LLC (“Catapult GP II”), a related party wherein certain members of Catapult GP II are executives of Legacy Grindr, purchased 5,387,194 common units of Legacy Grindr, which is converted using the exchange ratio to 7,385,233 common shares of the Company upon the consummation of the Business Combination. In conjunction with the common units of Legacy Grindr purchased, Legacy Grindr entered into a full recourse promissory note with Catapult GP II with a face value of $30,000 (the “Note”). The Note bore interest at 10% per annum on a straight-line basis. The Note, including interest, was fully paid in the first quarter of 2023. The Note and the related accrued interest were reflected as a reduction to equity in the consolidated statements of stockholders’ equity (deficit).
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
Employee compensation and benefits	$16,370	$13,435
Litigation-related settlement payable (see Note 18)	6,471	5,929
Income and other taxes payable	3,266	1,963
Accrued professional service and contractor fees	2,923	1,626
Lease liability, short-term	2,155	2,370
Accrued infrastructure expense	2,093	1,557
Accrued legal expense	1,679	469
Accrued interest payable	1,204	96
Other accrued expenses	2,805	2,133
	$38,966	$29,578

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
8.Debt
Total debt for the Company is comprised of the following:

	December 31,
	2025	2024
Senior Term Loan Facility	$400,000	$282,000
Senior Revolving Facility	—	11,600
	400,000	293,600
Less: unamortized debt issuance and discount costs	(4,141)	(3,020)
Total debt	395,859	290,580
Less: current maturities of long-term debt	(20,000)	(15,000)
Long-term debt	$375,859	$275,580
2023 Credit Agreement
On November 28, 2023, a wholly owned subsidiary of the Company, Grindr Capital LLC (the “Borrower” or “Grindr Capital”), as borrower, entered into a credit agreement with the Company and certain other wholly owned subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “2023 Credit Agreement”). The 2023 Credit Agreement provided for (i) a $300,000 senior secured term loan facility (“Senior Term Loan Facility”) and (ii) $50,000 senior secured revolving credit facility (“Senior Revolving Facility”, and together with the Senior Term Loan Facility, the “2023 Credit Facilities”) (with a $15,000 letter of credit sublimit and a $10,000 swingline loan sublimit). Grindr Capital has the option to request that lenders increase the amount available under the Senior Revolving Facility by, or obtain incremental term loans of, up to $100,000, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
On November 28, 2023, the Borrower borrowed the full amount of the Senior Term Loan Facility and $44,400 under the Senior Revolving Facility. Proceeds from the initial drawings under the 2023 Credit Facilities and cash on hand were used to repay in full outstanding obligations under the Company’s previous credit agreement and to pay fees, premiums, costs, and expenses, including fees payable in connection with the 2023 Credit Agreement. In October 2025, the Borrower borrowed an additional $15,000 under the Senior Revolving Facility.
On December 16, 2025, the Borrower and the Company entered into a first amendment to the 2023 Credit Agreement (the “Amendment”, and the 2023 Credit Agreement as amended by the Amendment, the “Amended 2023 Credit Agreement”). Pursuant to the Amendment, among other things, (i) the senior secured loan facility has been increased by $100,000 to $400,000 (the “Amended Term Loan Facility”); (ii) the senior secured revolving credit facility has been increased by $150,000 to $200,000 (the “Amended Revolving Facility”) and the letter of credit sublimit thereunder has been increased by $30,000 to $45,000; and (iii) the maturity date of the Amended Term Loan Facility and the Amended Revolving Facility has been extended from November 28, 2028 to January 1, 2031. The borrowing under the Amendment otherwise has the same terms as the 2023 Credit Agreement.
On December 16, 2025, the Borrower borrowed the full amount of the Amended Term Loan Facility and used a portion of the proceeds to repay the existing full outstanding obligations under the 2023 Credit Agreement and to pay related fees and expenses. The Borrower did not borrow any amount under the Amended Revolving Facility.
The Company incurred $1,900 in debt issuance costs in conjunction with the Amendment to the Senior Term Loan Facility and such debt issuance cost was recorded as a reduction to the related debt included in “Long-term debt, net” on the consolidated balance sheets. The Company incurred debt issuance costs of $977 related to the Amendment to the Senior Revolving Facility which was recorded in “Other assets” on the consolidated balance sheets. The amortization of such debt issuance costs is included in “Interest expense, net” on the consolidated statements of operations.
Unused commitments under the 2023 Credit Agreement as of December 31, 2025, and December 31, 2024, amounted to $200,000 and $38,400, respectively. For the years ended December 31, 2025, 2024, and 2023, there were no swingline loans or letters of credit outstanding under the 2023 Credit Agreement.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.50%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.00% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for the 2023 Credit Agreement, other than swingline loans, as of December 31, 2025, and December 31, 2024, is 6.6% and 7.2%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.50% per annum, depending on the total net leverage ratio of the Company. For the years ended December 31, 2025, 2024, and 2023, the Company incurred an immaterial commitment fee.
The Senior Term Loan Facility will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the closing date of the Amendment, until the final maturity date on January 1, 2031. Any borrowing under the Senior Revolving Facility may be repaid, in whole or in part, at any time and from time to time, subject to prior notice and accompanied by accrued interest and break funding payments, and any amounts repaid may be reborrowed, in each case, until the maturity date on January 1, 2031.
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested and (ii) unpermitted debt transactions. For the years ended December 31, 2025, 2024, and 2023, the Company was not required to make any mandatory prepayments.
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
Covenants
The 2023 Credit Agreement includes financial covenants, including the requirement for (i) the Company to maintain a total net leverage ratio no greater than a specified level, currently 4.00:1.00 prior to and through December 31, 2024, no greater than 3.50:1.00 prior to and through December 31, 2025, and no greater than 3.00:1.00 thereafter and (ii) the Company to maintain a fixed charge coverage ratio no less than 1.15:1.00 from March 31, 2024, and thereafter.
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback transactions.
As of December 31, 2025, and 2024, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances were measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of December 31, 2025, and 2024 is $398,000 and $292,132, respectively.
Other information
Future maturities of the 2023 Credit Agreement were as follows:

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)

December 31, 2025
2026	$20,000
2027	20,000
2028	20,000
2029	20,000
2030	20,000
Thereafter	300,000
$400,000
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
9.Leases
Operating Leases
Company as a lessee
The Company enters into operating leases in the normal course of business, primarily for office space. As of December 31, 2025, the Company has five operating leases with remaining lease terms of less than one year to four years.
In conjunction with one of the operating leases, the Company secured a letter of credit which has a balance of $605 as of December 31, 2025, and 2024, respectively, recorded as “Restricted cash” on the consolidated balance sheets.
Components of lease cost included in “Selling, general and administrative expenses” on the consolidated statements of operations are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$3,274	$2,134	$1,652
Short-term lease cost	349	1,167	460
Sublease income	(675)	(830)	(690)
Total lease cost	$2,948	$2,471	$1,422
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$3,476	$2,163	$1,696
Right-of-use assets obtained in exchange for lease liabilities:
New leases entered into during the year	$1,708	$1,471	$—
Operating lease modifications	$2,955	$—	$—

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Supplemental balance sheet information related to leases is as follows:

	December 31,
	2025	2024
Assets:
Right-of-use assets	$4,723	$3,053
Liabilities:
Accrued expenses and other current liabilities	2,155	2,370
Lease liability, long-term portion	2,574	963
Total operating lease liabilities	$4,729	$3,333
Weighted average remaining operating lease term (years)	2.5	1.6
Weighted average operating lease discount rate	7.1%	9.1%
The Company’s leases do not provide readily determinable implicit discount rates. The Company estimates its incremental borrowing rates as the discount rate based on the information available at lease commencement. Future maturities on lease liabilities are as follows:

December 31, 2025
2026	$2,199
2027	1,386
2028	1,001
2029	585
Thereafter	—
Total lease payments	$5,171
Less: imputed interest	(442)
Total lease liabilities	$4,729
There were no leases with residual value guarantees or executed leases that had not yet commenced as of December 31, 2025.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company’s sublease tenant are as follows:

December 31, 2025
2026	$225
Thereafter	—
$225

10.Warrant Liabilities
In connection with Tiga’s initial public offering, Tiga issued (i) 18,560,000 private placement warrants (“Private Warrants”) to its sponsor, Tiga Sponsor LLC (the “Sponsor”) and (ii) sold 13,800,000 public warrants. On November 18, 2022, in connection with the reverse recapitalization treatment of the Business Combination, the Company effectively issued 37,360,000 warrants to purchase shares of Grindr’s common stock, which included 13,800,000 public warrants, 18,560,000 Private Warrants, 2,500,000 Forward Purchase Warrants, and 2,500,000 Backstop Warrants. The Forward

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Purchase Warrants and the Backstop Warrants had the same terms and are in the same form as the public warrants (as such, will collectively be known as the “Public Warrants” and, together with the Private Warrants, the “Warrants”). The Warrants were governed by that certain Warrant Agreement, dated November 23, 2020, as amended by that certain First Amendment to Warrant Agreement, dated November 17, 2022 (the “Warrant Agreement”).
The Public Warrants, which entitled the registered holder to purchase one share of the Company’s common stock, had an exercise price of $11.50, became exercisable 30 days after the completion of the Business Combination and were set to expire five years from the completion of the Business Combination, or earlier upon redemption.
If the Company were to have called the Public Warrants and Private Warrants for redemption, the Public Warrants and Private Warrants may be exercised for cash or, as described above, the Warrant holder could elect to exercise on a cashless basis if the price per share equaled or exceeded $10.00, as described in the Warrant Agreement. In addition, at any time after notice of redemption was given by the Company, holders of Private Warrants could exercise such Private Warrants on a cashless basis so long as such Private Warrants were held by the Sponsor or a permitted transferee. The exercise price and number of shares of the Company’s common stock issuable upon exercise of the Public Warrants was to be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.
Each Private Warrant entitled the registered holder to purchase one share of the Company’s common stock. The Private Warrants also had an exercise price of $11.50 and became exercisable 30 days after the completion of the Business Combination. The Private Warrants were set to expire five years from the completion of the Business Combination, or earlier upon redemption.
The Private Warrants were identical to the Public Warrants underlying the shares sold in Tiga’s initial public offering, except that they were subject to certain transfer and sale restrictions and were not optionally redeemable when the Company’s common stock price was above $18.00 so long as they were held by the Sponsor or a permitted transferee. Additionally, the Private Warrants were exercisable on a cashless basis. If the Private Warrants were held by someone other than the Sponsor or a permitted transferee, the Private Warrants were redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
On January 23, 2025, the Company provided notice that the Company would redeem all of its outstanding Warrants on February 24, 2025. After the Company announced the redemption of the Warrants and before the conclusion of the redemption notice period on February 24, 2025, an aggregate of 27,315,105 Warrants were exercised for an aggregate of 27,315,105 shares of the Company’s common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to us of $314,124. In addition, 9,469,634 Warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of the Company’s common stock. At the conclusion of the redemption notice period on February 24, 2025, the Company redeemed the remaining 575,086 Warrants issued and outstanding at a price of $0.10 per Warrant for aggregate cash payment of $58. The Public Warrant were delisted from the New York Stock Exchange on February 24, 2025.
The Warrants were remeasured to their fair value on each exercise date or on Redemption Date if the Warrants remained unexercised. The change in fair value for the years ended December 31, 2025, and 2024 was gain of $9,905 and loss of $184,557, respectively, recognized in the consolidated statements of operations. There have been no outstanding Warrants since the Redemption Date.
11.Stockholders’ Equity (Deficit)
Preferred stock and common stock
The Company’s certificate of incorporation sets forth the rights, privileges, and preference of the Company’s preferred stock and common stock. The Company’s Board of Directors (the “Board”) is authorized to provide for the issuance of all or any number of the shares of preferred stock, and to fix the number of shares and to determine or alter for each such

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions.
The holders of the Company’s common stock are entitled to one vote on each matter submitted to the stockholders of the Company for their vote.
Stock Repurchase Program
In March 2025, the Board authorized a stock repurchase program to allow for the repurchase of up to $500,000 of shares of the Company’s common stock for the period from March 7, 2025, to March 6, 2027 (the “Stock Repurchase Program”). During the year ended December 31, 2025, the Company repurchased and retired 25,129,289 shares of the Company’s common stock for an aggregate purchase price of $450,506, including commissions, which equates to an average price of $17.93 per share. As of December 31, 2025, the Company had an aggregate of $50,000 authorized and remaining under the Stock Repurchase Program. In February 2026, our Board authorized a $400,000 increase in the Company’s stock repurchase program and extended the repurchase period to March 2029, see Note 19 for additional information.
The Company may repurchase shares of the Company’s common stock in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The amount and timing of any repurchases will depend on a number of factors including the price and availability of the Company’s common stock, trading volume, and general market conditions.
Purchase of equity instruments
In connection with the Stock Repurchase Program, during the fourth quarter of 2025, the Company entered into prepaid written put option transactions with a major financial institution that utilizes structured stock repurchase agreements to buy back shares of the Company’s common stock. The Company paid a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or common stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company will receive the cash investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified in the agreement.
As of December 31, 2025, the weighted average term of the prepaid written put options was 0.32 years based on an underlying 4,153,261 shares of the Company’s common stock. The Company paid $50,000 upon execution of the agreements which was recorded as a reduction of “Additional Paid-in Capital” in the consolidated statements of stockholders’ equity (deficit), and shall not be considered utilized under the Stock Repurchase Program until the transactions have settled.
Treasury stock
During the third quarter of 2025, the Board determined that all previously recognized net settlements of equity awards should be recognized to additional paid-in capital. The Company adjusted treasury stock to “Additional paid-in capital” in the consolidated statements of stockholders’ equity (deficit) and the consolidated balance sheets to give effect to the change.
12.Employee Benefit Plan
The Company maintains a qualified 401(k) retirement plan (the “401k Plan”). All employees are eligible to participate in the 401k Plan beginning on the first day of the month following their date of hire. The 401k Plan permits eligible employees to make contributions. The Company made $1,709, $1,484, and $1,469 of 401(k) matching contributions for the years ended December 31, 2025, 2024, and 2023, respectively.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
13.Stock-based Compensation
2022 Plan
On November 15, 2022, the stockholders of the Company approved the adoption of the 2022 Equity Incentive Plan, which permits the grant of incentive awards, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. There were 13,764,400 shares of common stock authorized under the 2022 Equity Incentive Plan. On July 19, 2024, the Company stockholders approved the amendment and restatement of the 2022 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,860,300 shares from 13,764,400 shares to 16,624,700 shares. The Amended and Restated 2022 Equity Incentive Plan became effective immediately upon stockholder approval at the Company’s 2024 annual meeting of stockholders held on July 19, 2024 (as amended, the “2022 Plan”). As of December 31, 2025, there were 1,525,632 shares of common stock available for grant under the 2022 Plan.
Executive and Key Employees Awards
From time to time, the Company awards incentive awards to executives and key employees in the form of restricted stock units (“RSUs”).
Time-Based Awards
Generally, RSUs will vest 20% on each anniversary of the vesting commencement date, subject to continued service with the Company, or pursuant to another vesting schedule as approved by the Compensation Committee of the Board (“Compensation Committee”), and set forth in the award agreement.
Performance Stock Units Awards (“PSUs”)
Liability-classified PSUs
During the fourth quarter of 2025, the Company approved new liability-classified awards and modified all existing liability-classified awards (collectively, the “liability-classified PSUs”). The liability-classified PSUs will vest upon the achievement (at varying levels) of certain market conditions or the performance condition. As modified or granted, the liability-classified PSUs will vest at the first occasion (if any), within the timeframe as set forth in the award agreement, upon the achievement (at varying levels) of (i) certain market capitalization thresholds, (ii) certain average per-share volume-weighted average price of the Company’s stock, or (iii) the Company’s trailing twelve months of Adjusted EBITDA. Upon vesting, the Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each achievement date. These PSUs are liability-classified and require fair value remeasurement at the end of each reporting period.
As of December 31, 2025, and 2024, the aggregate fair value of the liability-classified PSUs is $29,923 and $27,210, respectively, of which $15,136 and $10,878, respectively, is recorded in “Other non-current liabilities” in the consolidated balance sheets.
During the fourth quarter of 2024, first quarter of 2025, and second quarter of 2025, certain market capitalization thresholds were achieved. Awards of fully-vested RSUs representing a total of 314,101, 228,785, and 208,009 shares, respectively, were issued in the same quarter with a total fair value of $4,203, $4,173, and $4,990, respectively, with the amount reclassified to “Additional paid-in capital” in the consolidated balance sheets.
The Company used the Monte Carlo simulation model to value the market conditions within the liability-classified PSUs. The key inputs into the Monte Carlo simulation as of December 31, 2025, and 2024, were as follows:

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)

	December 31,
	2025	2024
Expected term (in years)	2.0 - 5.0	10.0
Expected stock price volatility (1)	45.0% - 55.0%	60.0%
Risk-free interest rate (2)	3.4% - 3.7%	4.6%
Expected dividend yield (3)	—%	—%
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
Equity-classified PSUs
During the fourth quarter of 2025, the Company approved new equity-classified awards and modified an existing equity-classified award (collectively, the “executive equity-classified PSUs”) that previously solely vested in its entirety upon the achievement of a certain market capitalization threshold. The executive equity-classified PSUs will vest upon the achievement (at varying levels) of certain market conditions or the performance condition. As modified or granted, the executive equity-classified PSUs will vest at the first occasion (if any), within the timeframe as set forth in the award agreement, upon the achievement (at varying levels) of (i) certain market capitalization thresholds, (ii) certain average per-share volume-weighted average price of the Company’s stock, or (iii) the Company’s trailing twelve months of Adjusted EBITDA. Upon vesting, the Company has an obligation to issue a fixed number of shares. Upon modification of an existing equity-classified award, the Company did not incur additional incremental compensation costs.
KPI Awards
KPI Awards will be issued upon the satisfaction of certain KPIs determined by the Board and provision of service to the issue date. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding the issue date. The issue date shall occur no later than March 15 after the end of the applicable year. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. The measurement of the KPI awards’ fair value is based on the fixed dollar amount that is probable of being paid.
During the fourth quarter of 2023, the Compensation Committee approved KPI awards and measurement frameworks related to the year ending December 31, 2023. In March 2024, the Compensation Committee determined that as of December 31, 2023, such KPIs were achieved. A total of 247,898 shares were issued in the first quarter of 2024 with a total fair value of $2,350. During the years ended December 31, 2024, and 2023, stock-based compensation expense of $2,062 and $288 related to the service provided through issuance date and December 31, 2023, respectively, was recorded in “Selling, general and administrative expense” on the consolidated statements of operations.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
During the first quarter of 2024, the Compensation Committee approved KPI awards and measurement frameworks related to the year ending December 31, 2024. In March 2025, the Compensation Committee determined that as of December 31, 2024, such KPIs were achieved. A total of 238,400 shares were issued in the first quarter of 2025 with a total fair value of $3,609. For the years ended December 31, 2025, and 2024, stock-based compensation expense of $526 and $3,084 related to the service provided through issuance date and December 31, 2024, respectively, was recorded in “Selling, general and administrative expense” on the consolidated statements of operations.
During the second quarter of 2025, the Compensation Committee approved KPI awards and measurement frameworks related to the year ending December 31, 2025. As of December 31, 2025, the liability was measured based on a probability weighted approach and $4,142 was accrued and recorded in “Other non-current liabilities” in the consolidated balance sheets. For the year ended December 31, 2025, stock-based compensation expense of $4,142 related to the service provided through December 31, 2025 was recorded in “Selling, general and administrative expense” on the consolidated statements of operations.
Non-Employee Director and Employee Awards
Time-Based Awards
The Company granted timed-based RSUs to certain non-employee directors and employees (such RSUs to employees, “Employee RSUs”). The Employee RSUs generally vest 25% on the first anniversary of the vesting commencement date and in twelve quarterly installments thereafter, 50% on the first anniversary of the vesting commencement date and in four quarterly installments thereafter, or pursuant to another vesting schedule as approved by the Compensation Committee, or its designee, and set forth in the Employee RSUs agreement. Non-employee directors receive annual grants that vest generally 25% quarterly after the vesting commencement date.
PSUs
During the fourth quarter of 2025, the Compensation Committee approved new equity-classified awards to employees (the “Employee PSUs”). The Employee PSUs will vest upon the later of (i) achievement upon of a certain average per-share volume-weighted average price of the Company’s stock, and (ii) nine months after grant date. Upon vesting, the Company has an obligation to issue a fixed number of shares. The Company recognizes the stock-based compensation of the Employee PSUs over the higher of the derived service period or the explicit service period.
Other information
A summary of the unvested equity-classified RSU activity during the years ended December 31, 2025, 2024, and 2023 are as follows:

	Number of Shares		Weighted Average Grant Date Fair Value
	Time-based	PSUs	Time-based	PSUs
Outstanding at December 31, 2022	4,555,256	—	$10.10	$—
Granted	2,901,233	—	$6.40	$—
Vested	(1,096,319)	—	$9.50	$—
Forfeited	(412,683)	—	$7.35	$—
Outstanding at December 31, 2023	5,947,487	—	$8.61	$—
Granted	2,384,125	200,000	$10.99	$12.77
Vested	(1,709,620)	—	$8.36	$—
Forfeited	(511,506)	—	$7.90	$—
Outstanding at December 31, 2024	6,110,486	200,000	$9.66	$12.77
Granted	7,483,717	719,750	$15.95	$11.87
Vested	(2,602,065)		$10.36	$—
Forfeited	(690,545)	—	$12.73	$—
Outstanding at December 31, 2025	10,301,593	919,750	$13.85	$12.07

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023, was $43,554, $20,344, and $6,687, respectively.
A summary of unrecognized stock-based compensation expenses in the 2022 Plan as of December 31, 2025 is as follows:

	Unrecognized stock-based compensation expenses	Weighted-average period expected to be recognized
Time-Based Awards	$121,620	3.3 years
PSUs - liability-classified awards	$14,787	2.1 years
PSUs - equity-classified awards	$9,674	1.4 years
2025 KPI Awards	$1,003	0.2 years
2020 Plan
In August 13, 2020, the Board of Managers of Legacy Grindr, approved the adoption of the 2020 Equity Incentive Plan (the “2020 Plan”), which permits the grant of incentive and unit options, restricted units, stock appreciation rights and phantom units of Legacy Grindr.
There were 6,522,685 shares of common stock authorized in the 2020 Plan. There were no changes to the authorized number of shares for the years ended December 31, 2025, 2024, and 2023. There were no shares of common stock available for grant under the 2020 Plan upon the consummation of the Business Combination.
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
Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board of Managers of Legacy Grindr and set forth in the option agreement. Stock options have a maximum term of seven years from the date of grant.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
The following table summarizes the stock option activity for the years ended December 31, 2025, 2024, and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,705,765	$5.15	5.7	$2,967
Exercised	(757,032)	$3.60
Forfeited or expired	(2,180,106)	$6.05
Outstanding at December 31, 2023	1,768,627	$4.71	4.6	$7,196
Exercised	(917,910)	$4.38
Forfeited or expired	(145,601)	$5.41
Outstanding at December 31, 2024	705,116	$5.00	3.6	$9,055
Exercised	(353,549)	$4.87
Forfeited or expired	(26,023)	$7.19
Outstanding at December 31, 2025	325,544	$4.96	2.6	$2,794

Exercisable at December 31, 2023	964,031	$4.25	4.3	$4,365
Exercisable at December 31, 2024	408,832	$4.40	3.3	$5,495
Exercisable at December 31, 2025	282,165	$4.47	2.5	$2,559
The intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023, was $5,173, $8,351, and $2,081, respectively. This intrinsic value represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option. Unrecognized compensation expense relating to options in the 2020 Plan was $136 as of December 31, 2025, which is expected to be recognized over a weighted-average period of 0.7 years.
Stock-based compensation information
The following table summarizes stock-based compensation expense for the years ended December 31, 2025, and 2024, respectively:

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative expense	$43,235	$33,626	$14,763
Product development expense	11,285	3,646	1,061
	$54,520	$37,272	$15,824
Stock-based compensation expense that was capitalized as an asset was $879, $281, and $202 for the years ended December 31, 2025, 2024, and 2023, respectively. The amounts were capitalized in “Capitalized software development costs, net” in the consolidated balance sheets.
14.Income Tax
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the OBBBA did not have a significant impact on the Company’s total tax provision as of December 31, 2025, the Company is still evaluating the Company’s position on the elective provisions of the law and the potential impacts of those elections on the consolidated financial statements.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
Net income (loss) before income tax includes the following components:

	Year Ended December 31,
	2025	2024	2023
United States	$118,586	$(118,307)	$(51,646)
International	27	17	(99)
	$118,613	$(118,290)	$(51,745)
Income tax provision consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current income tax provision
Federal	$18,372	$15,379	$10,034
State and local	2,797	3,178	1,949
International	60	61	22
Total current tax provision	21,229	18,618	12,005
Deferred income tax provision (benefit)
Federal	2,424	(4,211)	(7,610)
State and local	209	(1,696)	(372)
Total deferred tax provision (benefit)	2,633	(5,907)	(7,982)
Total income tax provision	$23,862	$12,711	$4,023
The tax effects of temporary differences that give rise to portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets
Capitalized research expenditures	$9,469	$6,413
Equity awards	3,930	1,844
Accrued compensation	3,017	2,392
Right-of-use asset	1,104	790
General business credit	451	388
Accrued expenses	372	59
Capitalized interest carryforward	—	6,357
Other	520	234
Gross deferred tax assets	18,863	18,477
Less: Valuation allowance	—	—
Total deferred tax assets	18,863	18,477
Deferred tax liabilities
Intangible assets	(19,087)	(16,490)
Lease liability	(1,103)	(724)
Other	(64)	(21)
Total gross deferred tax liabilities	(20,254)	(17,235)
Net deferred tax assets (liabilities)	$(1,391)	$1,242
As of each reporting date, the Company evaluates both positive and negative evidence that may affect its assessment of the future realization of deferred tax assets. As of December 31, 2025, and 2024, the Company determined that sufficient

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
positive evidence exists to determine that it is more likely than not that all deferred taxes assets are fully realizable. Accordingly, the valuation allowance was zero as of December 31, 2025, and 2024.
Tax credit carryforwards are as follows:

	December 31, 2025
	Amount	Expiration Years
Tax credits, state	672	Do Not Expire

	December 31, 2024
	Amount	Expiration Years
Tax credits, state	577	Do Not Expire
The reconciliation of the provision for income taxes to the amount computed by applying a 21% statutory U.S. federal income tax rate to income before taxes, and the Company’s effective tax rate to the statutory tax rate after to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Income tax provision at the federal statutory rate of 21.0%	$24,909	21.0%
State and local income taxes(1)	2,386	2.0%
Effect of cross-border tax laws
Foreign derived intangible income deduction	(4,204)	(3.5)%
Tax credits
Research tax credit	(1,575)	(1.3)%
Nondeductible items
Officer compensation	8,363	7.1%
Equity compensation	(4,327)	(3.6)%
Warrant liability revaluation	(2,079)	(1.8)%
Other	170	0.1%
Worldwide changes in unrecognized tax benefits	312	0.3%
Other	(93)	(0.1)%
	$23,862	20.1%
(1)The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York state and city, Illinois, New Jersey, Pennsylvania, and California.
The reconciliation of the Company’s effective tax rate to the statutory tax rate prior to the adoption of ASU 2023-09 is as follows:

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)

	Year Ended December 31,
	2024	2023
Income tax provision at the federal statutory rate of 21.0%	21.0%	21.0%
State taxes	(2.1)%	(0.6)%
Stock-based compensation	2.2%	(1.5)%
Foreign derived intangible income deduction	2.9%	4.3%
Change in valuation allowance	3.9%	(8.3)%
Change in fair value of warrant liability	(32.9)%	(20.1)%
Research tax credit	0.9%	2.7%
Uncertain tax positions	(0.2)%	(0.6)%
Officer compensation	(6.6)%	(4.1)%
Other items	0.2%	(0.6)%
	(10.7)%	(7.8)%
The following table summarizes the activity related to the gross unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$946	$797	$586
Adjustments related to prior year tax positions	8	10	—
Increases related to current year tax positions	398	270	211
Decreases due to statute of limitation expiration	(190)	(131)	—
Balance at end of the year	$1,162	$946	$797
All of the Company’s unrecognized tax benefits, if recognized, would change the effective rate. The Company does not expect any material changes to the unrecognized tax benefits over the next twelve months. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits, and uncertain income tax positions must meet a more likely than not recognition threshold to be recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax provision” in the consolidated statements of operations. Interest and penalties are not material for each of the periods presented.
The Company believes it is more likely than not that all significant tax positions taken to date would be sustained by the relevant taxing authorities. As of December 31, 2025, and 2024, there were no active taxing authority examinations in any of the Company’s major tax jurisdictions. The Company remains subject to examination for federal and state income tax purposes for the tax years ended 2021 through 2024.
The amounts of cash income taxes paid (net of refunds) by the Company were as follows:

Year Ended December 31, 2025
Federal	$18,473
State and local	2,573
International	59
$21,105
The amount of cash income taxes paid (net of refunds) by the Company during the years ended December 31, 2024, and 2023 was $17,433 and $17,709, respectively.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
15.Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$94,751	$(131,001)	$(55,768)
Gain on fair value of warrant liabilities	(9,905)	—	—
Net income (loss) adjusted for gain on fair value of warrant liabilities	$84,846	$(131,001)	$(55,768)

Denominator:
Basic weighted average shares of common shares outstanding	190,056,612	175,880,320	174,170,517
Diluted effect of stock-based awards	3,125,662	—	—
Diluted effect of warrants	1,842,942	—	—
Diluted effect of market condition equity awards	46,379	—	—
Diluted effect of KPI awards	107,242	—	—
Diluted weighted average shares of common shares outstanding	195,178,837	175,880,320	174,170,517

Net income (loss) per share
Basic	$0.45	$(0.74)	$(0.32)
Diluted	$0.43	$(0.74)	$(0.32)
The following table presents the potential shares that are excluded from the computation of diluted net income (loss) and comprehensive loss for the periods presented because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Stock options issued under 2020 Plan	—	705,116	1,768,627
Time-based RSUs	2,743,929	6,110,486	5,947,487
KPI awards	—	270,579	295,964
Warrants	—	37,359,825	37,360,000
Shares issuable for the PSUs (see Note 13) are not included in the table above, as the vesting criteria have not yet been achieved. Such shares are therefore not included in the Company’s calculation of basic or diluted net income (loss) per share.
For the year ended December 31, 2024, shares issuable for the 2024 KPI Awards are included in the table above, as the performance condition criterion was achieved as of December 31, 2024. For the year ended December 31, 2023, shares issuable for the 2023 KPI Awards are included in the table above, as the performance condition criterion was achieved as of December 31, 2023. The KPI Awards are not considered issued until Compensation Committee approval is received after the end of the applicable year. The number of shares above for the KPI Awards are based on the 90-day volume weighted-average price as of the end of the applicable year.

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
16.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$39,252	$39,252	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$22,787	$22,787	$—	$—
U.S. treasury bills	20,221	20,221	—	—
	$43,008	$43,008	$—	$—

Liabilities:
Common stock warrant liabilities	$252,178	$126,898	$125,280	$—
Money market funds and U.S. treasury bills
The money market funds and U.S. treasury bills are classified within Level 1 as these securities are traded on an active public market.
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC Topic 815, Derivatives and Hedging (see Note 10). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. See Note 10 for additional information on the Company’s Warrants.
The following table presents the changes in the fair value of warrant liability:

Total Warrant Liability
Fair value as of December 31, 2023	67,622
Change in fair value of warrant liability	184,557
Exercise of Warrants	(1)
Fair value as of December 31, 2024	252,178
Change in fair value of warrant liability	(9,905)
Exercise and redemption of Warrants	(242,273)
Fair value as of December 31, 2025	$—

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
17.Related Parties
Warrants redemption
In connection with the Company’s redemption of Warrants as discussed in Note 10, one member of the Board and one former member of the Board exercised an aggregate of 15,984,566 Warrants, of which, (i) 1,336,124 Warrants were exercised on a cashless basis in exchange for the issuance of 482,340 shares of common stock; and (ii) 14,648,442 Warrants were exercised for cash in exchange for the issuance for an aggregate of 14,648,442 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $168,467.
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
Other related party transactions
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
See Note 6 for information regarding related party transactions with Catapult GP II.
18.Commitments and Contingencies
Purchase Commitments
On January 12, 2023, the Company entered into a purchase commitment for the use of cloud services, with a commitment to spend $8,500 annually between January 2023 and January 2026. Total purchases under the purchase commitment were $16,865, $11,624, and $9,979 for the years ended December 31, 2025, 2024, and 2023, respectively.
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Other than disclosed below, the Company did not accrue for additional contingent losses.
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK (the equivalent of approximately $9,946 using the exchange rate as of December 31, 2025) for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine.
In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK (the equivalent of approximately $6,465 using the exchange rate as of December 31, 2025). Grindr LLC filed an appeal with the NDPA. On November 24, 2022, Grindr Group and Kunlun Grindr Holdings Limited (“Kunlun”) entered into an

Grindr Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per unit and share amounts and unit and share data)
escrow agreement providing for Grindr Group’s access to $6,500 of funds for the total amount payable, if any, by Grindr LLC following Grindr LLC’s appeal of the NDPA’s decision to the NDPA and, as applicable to the Norwegian Privacy Appeals Board (the “NPAB”).
On September 29, 2023, the NPAB issued its decision to uphold the NDPA's decision and fine of 65,000 NOK. On October 10, 2023, Grindr Group received $5,929 from the escrow account with Kunlun, (the equivalent of approximately 65,000 NOK using the exchange rate as of October 3, 2023). On July 1, 2024, the Oslo District Court upheld the prior decision and ordered Grindr LLC to pay the government attorneys fees of approximately $50. On October 21, 2025, the Norwegian Appeals Court issued its decision, rejecting Grindr LLC’s appeal of the Oslo District Court’s prior ruling and upholding the administrative fine of 65,000 NOK (the equivalent of approximately $6,465 using the exchange rate as of December 31, 2025). The Company accrued $6,465 recorded within “Accrued expense and other current liabilities” on the consolidated balance sheets. Grindr LLC received an invoice for the fine from the Norwegian state collection agency in January 2026 and on February 11, 2026, Grindr paid the principal amount of the fine. The invoice also purports to impose NOK 16.8 million (the equivalent of approximately $1,671 using the exchange rate as of December 31, 2025) in interest fees to Grindr LLC in addition to the principal of the fine. Based on the information currently available, Grindr LLC disputes the asserted interest on the Norwegian administrative fine.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent and seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. After various filings, the parties reached a settlement in February 2025, which was approved by the court in July 2025. In February 2026, the Israeli Attorney General submitted objections to the Court regarding the proposed settlement, and Grindr LLC has until March 5, 2026, to reply.
UK Group Action
On April 15, 2025, the Company (Grindr Inc.) and Grindr LLC, its indirect and wholly-owned operating subsidiary, were served with proceedings in the High English Court, which proceedings were originally issued in April 2024, brought by a UK law firm on behalf of 10,080 alleged Grindr users from a period between 2009 and 2020 alleging unlawful processing of their personal data in breach of UK data protection laws and misuse of their private information. This number has since decreased to 10,041 on account of discontinued and duplicate claims. On April 24, 2025, the UK law firm notified the Company (Grindr Inc.) and Grindr LLC that a second claim had been issued against Grindr LLC making identical claims on behalf of 1,964 alleged Grindr users. By agreement, the first claim against Grindr Inc. was dismissed but the proceedings with respect to the first claim continue against Grindr LLC. The second claim was served on Grindr LLC on October 17, 2025. At this time, it is too early to determine the likely outcome of these claims.
19.Subsequent Events
Stock Repurchase Program
In February 2026, our Board authorized a $400,000 increase in the Company’s stock repurchase program and extended the repurchase period to March 2029 (as amended, the “Amended Stock Repurchase Program”). The Amended Stock Repurchase Program does not obligate the Company to repurchase a minimum amount of shares. Under the Amended Stock Repurchase Program, shares of the Company’s common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The amount and timing of any repurchases will depend on a number of factors, including the price and availability of the Company’s common stock, trading volume, and general market conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level, as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 as required by Rule 13(a)-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Grindr Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Grindr Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Grindr Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Los Angeles, California
March 2, 2026

Item 9B. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, none of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 409 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

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

3.Exhibits
     The exhibits filed as part of the Annual Report on Form 10-K are listed in Item 15(b).
(b)    Exhibits.
     The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
2.1†**	Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub LLC and Grindr Group LLC, dated May 9, 2022.	Form 8-K	001-39714	2.1	November 23, 2022
2.2**	First Amendment to the Agreement and Plan of Merger by and among Tiga Acquisition Corp., Tiga Merger Sub LLC, Tiga Merger Sub II LLC and Grindr Group LLC, dated October 5, 2022.	Form 8-K	001-39714	2.2	November 23, 2022
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
4.1**	Specimen Common Stock Certificate of Grindr Inc.	Form 8-K	001-39714	4.5	November 23, 2022
4.2**	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.	Form 10-K	001-39714	4.1	March 7, 2025
10.1**	Amended and Restated Registration Rights Agreement by and among Grindr Inc., Tiga Sponsor LLC and certain existing and new stockholders of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	10.1	November 23, 2022
10.2**	Form of Indemnification Agreement of Grindr Inc.	Form 8-K	001-39714	10.2	November 23, 2022
10.3**#	Grindr Inc. Amended and Restated 2022 Equity Incentive Plan and forms of award agreement thereunder.	Form 8-K	001-39714	10.1	July 25, 2024

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
10.4**†	Credit Agreement, among Grindr Capital LLC, Grindr Inc., the other parent guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and an issuing bank, dated as of November 28, 2023.	Form 8-K	001-39714	10.1	November 29, 2023
10.5**†	Amendment No. 1, dated December 16, 2025, to Credit Agreement dated November 28, 2023, by and among Grindr Capital LLC, Grindr Inc., the other guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	Form 8-K	001-39714	10.1	December 16, 2023
10.6**#	Grindr Group LLC Amended and Restated 2020 Equity Incentive Plan and forms of award agreement thereunder.	Form S-1/A	333-268782	10.13	February 9, 2023
10.7**#	Amended and Restated Employment Agreement, dated December 1, 2025, by and between Grindr LLC and George Arison.	Form 8-K	001-39714	10.1	December 2, 2025
10.8**#	Letter Agreement by and between Grindr LLC and John F. North, dated September 30, 2025.	Form 8-K	001-39714	10.1	October 1, 2025
10.9**#	Executive Offer Letter Amendment, dated December 1, 2025, by and between Grindr LLC and John North.	Form 8-K	001-39714	10.4	December 2, 2025
10.10**#	Offer Letter by and between Grindr LLC and Austin “AJ” Balance, dated November 22, 2021, as supplemented on December 21, 2023, and October 29, 2024.	Form 10-K	001-39714	10.16	March 7, 2025
10.11**#	Executive Offer Letter Amendment, dated December 1, 2025, by and between Grindr LLC and Austin “AJ” Balance.	Form 8-K	001-39714	10.1	December 2, 2025
10.12**#	Employment Agreement by and between Grindr LLC and Zachary Katz, dated August 22, 2023, as amended on November 29, 2023.	Form 10-K/A	001-39714	10.18	April 20, 2025
10.13**#	Executive Offer Letter Amendment, dated December 1, 2025, by and between Grindr LLC and Zachary Katz.	Form 8-K	001-39714	10.3	December 2, 2025
10.14**#	Employment Agreement by and between Grindr LLC and Vandana Mehta-Krantz, dated August 26, 2022.	Form 10-K	001-39714	10.22	March 17, 2023

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
10.15**#	Amendment to Employment Agreement by and between Grindr Inc. and Vandana Mehta-Krantz, dated November 29, 2023.	Form 10-K	001-39714	10.27	March 11, 2024
10.16**#	Transition Agreement by and between Grindr Inc. and Vandana Mehta-Krantz, dated July 28, 2025.	Form 8-K	001-39714	10.1	July 31, 2025
10.17*#	Second Restated Non-Employee Director Compensation Policy.
10.18**	Cooperation Agreement by and between Grindr Inc. and G. Raymond Zage, III, dated February 26, 2026.	Form 8-K	001-39714	10.1	February 26, 2026
19.1**	Insider Trading Policy.	Form 10-K	001-39714	19.1	March 7, 2025
21.1**	List of Subsidiaries.	Form 10-K/A	001-39714	21.1	April 29, 2024
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Incentive Compensation Recoupment Policy	Form 10-K	001-39714	97.1	March 11, 2024
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit No.	Description	Form	File Number	Exhibits	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on March 2, 2026.

GRINDR INC.

By:

/s/ John North
John North
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints George Arison and John North, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Arison	Chief Executive Officer and Director	March 2, 2026
George Arison	(Principal Executive Officer)

/s/ John North	Chief Financial Officer	March 2, 2026
John North	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Brooks Baer	Director	March 2, 2026
Daniel Brooks Baer

/s/ Chad Cohen	Director	March 2, 2026
Chad Cohen

/s/ J. Michael Gearon, Jr.	Director	March 2, 2026
J. Michael Gearon, Jr.

/s/ Nathan Richardson	Director	March 2, 2026
Nathan Richardson

/s/ Meghan Stabler	Director	March 2, 2026
Meghan Stabler

/s/ G. Raymond Zage, III	Director	March 2, 2026
G. Raymond Zage, III