Form 10-Q
period 2026-03-31
Grindr Inc.
filed 2026-05-08
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 177,725,977 shares of common stock outstanding as of May 6, 2026.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).
CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Average Paying Users and Average App-Based Revenue per Average Paying User (“ARPPU”). We define our key operating measures and how we calculate them in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics.” We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$23,810	$87,045
Accounts receivable, net of allowance of zero and $15, at March 31, 2026, and December 31, 2025, respectively	70,171	67,946
Prepaid expenses	5,119	5,104
Deferred charges	4,622	4,669
Other current assets	779	1,274
Total current assets	104,501	166,038
Restricted cash	605	605
Property and equipment, net	952	1,152
Capitalized software development costs, net	15,396	12,993
Intangible assets, net	65,844	65,844
Goodwill	275,703	275,703
Right-of-use assets	3,931	4,723
Other assets	3,992	3,973
Total assets	$470,924	$531,031
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,159	$1,672
Accrued expenses and other current liabilities	30,744	38,966
Current maturities of long-term debt, net	20,000	20,000
Deferred revenue	24,538	24,285
Total current liabilities	79,441	84,923
Long-term debt, net	371,090	375,859
Lease liability	2,203	2,574
Deferred tax liability	1,391	1,391
Other non-current liabilities	15,960	19,278
Total liabilities	$470,085	$484,025
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at March 31, 2026, and December 31, 2025, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 177,198,511 and 185,034,502 shares outstanding and issued at March 31, 2026, and December 31, 2025, respectively	18	18
Additional paid-in capital	71,132	144,049
Accumulated deficit	(70,311)	(97,061)
Total stockholders’ equity	$839	$47,006
Total liabilities and stockholders’ equity	$470,924	$531,031
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share and share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$129,941	$93,938
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	32,595	24,542
Selling, general and administrative expense	37,703	30,240
Product development expense	15,933	10,287
Depreciation and amortization	983	3,477
Total operating expenses	87,214	68,546
Income from operations	42,727	25,392
Other (expense) income
Interest expense, net	(6,605)	(3,875)
Other (expense) income, net	(202)	148
Gain in fair value of warrant liability	—	9,905
Total other (expense) income, net	(6,807)	6,178
Net income before income tax	35,920	31,570
Income tax provision	9,170	4,551
Net income	$26,750	$27,019
Net income per share
Basic	$0.15	$0.14
Diluted	$0.14	$0.09
Weighted-average shares outstanding:
Basic	183,323,375	189,767,679
Diluted	185,090,919	201,048,090
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in thousands, except per share amounts and share data)

	Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	185,034,502	$18	—	$—	$144,049	$(97,061)	$47,006
Net income	—	—	—	—	—	26,750	26,750
Stock-based compensation	—	—	—	—	13,793	—	13,793
Vested restricted stock units, net of withholding tax	453,978	—	—	—	3,898	—	3,898
Exercise of stock options	9,908	—	—	—	65	—	65
Prepaid written put options	(1,594,650)	—	—	—	10,930	—	10,930
Accelerated share repurchase	(3,439,381)	—	—	—	(50,000)	—	(50,000)
Forward repurchase transactions	(3,265,846)	—	—	—	(50,635)	—	(50,635)
Excise tax on share repurchases	—	—	—	—	(968)	—	(968)
Balance at March 31, 2026	177,198,511	$18	—	$—	$71,132	$(70,311)	$839

	Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	178,567,403	$18	1,373,736	$(14,295)	$74,519	$(191,812)	$(131,570)
Net income	—	—	—	—	—	27,019	27,019
Stock-based compensation	—	—	—	—	6,282	—	6,282
Vested restricted stock units, net of withholding tax	770,713	—	325,047	(5,515)	7,783	—	2,268
Exercise of stock options	133,581	—	—	—	616	—	616
Exercise of warrants	30,733,623	3	—	—	556,337	—	556,340
Repurchase and retirement of common stock under the stock repurchase program	(8,268,937)	(1)	—	—	(141,138)	—	(141,139)
Balance at March 31, 2025	201,936,383	$20	1,698,783	$(19,810)	$504,399	$(164,793)	$319,816
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$26,750	$27,019
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,008	10,947
Gain in fair value of warrant liability	—	(9,905)
Amortization of debt discount and issuance costs	297	223
Depreciation and amortization	983	3,477
Provision for expected credit losses	(15)	54
Non-cash lease expense	792	636
Changes in operating assets and liabilities:
Accounts receivable	(2,210)	(3,690)
Prepaid expenses and deferred charges	32	(3,599)
Other current assets	495	1,221
Other assets	(85)	(107)
Accounts payable	1,469	(1,229)
Accrued expenses and other current liabilities	(9,461)	(1,291)
Deferred revenue	253	878
Lease liability	(842)	(841)
Net cash provided by operating activities	33,466	23,793
Investing activities
Purchases of property and equipment	(32)	(124)
Additions to capitalized software development costs	(1,578)	(504)
Net cash used in investing activities	$(1,610)	$(628)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Financing activities
Proceeds from the exercise of stock options	$65	$619
Principal payments on debt	(5,000)	(3,750)
Payment for the purchase of Equity Instruments	(99,925)	—
Settlement of Equity Instruments	10,930	—
Withholding taxes paid on stock-based compensation	(1,161)	(5,400)
Repurchases of common stock under the stock repurchase program	—	(131,984)
Proceeds from the exercise of warrants	—	314,124
Payment for redemption of warrants	—	(58)
Net cash (used in) provided by financing activities	(95,091)	173,551
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,235)	196,716
Cash, cash equivalents and restricted cash, beginning of the period	87,650	59,757
Cash, cash equivalents and restricted cash, end of the period	$24,415	$256,473

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$23,810	$255,868
Restricted cash	605	605
Cash, cash equivalents and restricted cash	$24,415	$256,473

Supplemental disclosure of cash flow information:
Cash interest paid	$6,731	$1,858
Income taxes paid	$486	$—
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$1,050	$347
Supplemental disclosure of non-cash financing activities:
Issuance of common stock for the settlement of KPI Awards	$5,059	$3,609
Withholding taxes on stock-based compensation accrued but not paid	$—	$89
Issuance of common stock for the settlement of certain performance stock unit liability-classified awards	$—	$4,173
Issuance of common stock for the cashless exercise of warrants	$—	$63,029
Issuance of common stock for the exercise of warrants	$—	$179,186
Repurchase of common stock committed but not settled	$—	$9,155
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three months ended March 31, 2026, are not necessarily indicative of the results expected for the full year ending December 31, 2026. Comprehensive income equaled net income for the three months ended March 31, 2026, and 2025.
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
Recurring Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:
•Money market funds and United States (“U.S.”) treasury bills — The carrying amount of money market funds and U.S. treasury bills approximates fair value and is classified within Level 1 because the fair value is determined through quoted market prices.
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
The Company derives its revenue from app-based revenue and advertising revenue, each, as described below. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
App-Based Revenue
App-based revenue, previously referred to as direct revenue, is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month, and twelve-month lengths. Subscription revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. App-based revenue also consists of consumables revenue generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Consumables are activated upon purchase and are available to use for the customer for a short duration, generally, within one day. Revenue from consumables is recognized upon usage of the consumable. App-based revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores. Subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
Advertising Revenue
Advertising revenue, previously referred to as indirect revenue, includes revenue from contractual relationships the Company has with third-party advertising service providers and also directly with advertisers to display advertisements on the Grindr platform. For all advertising arrangements, the Company’s performance obligation is to provide the inventory for advertisements to be displayed on the Grindr platform. For contracts made directly with advertisers, the Company is also obligated to serve the advertisements on the Grindr platform. Providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.
The pricing and terms for all advertising arrangements are governed by either a master contract or an insertion order. The transaction price in advertising arrangements is generally the product of the number of advertising units delivered (e.g., impressions, offers completed, videos viewed, etc.) and the contractually agreed upon price per advertising unit. Further, for advertising transactions with advertising service providers, the contractually agreed upon price per advertising unit is generally based on the Company’s revenue share or fixed revenue rate as stated in the contract. The Company recognizes revenue when the advertisement is displayed to users. The number of advertising units delivered is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period. Revenue from advertising transactions with advertising service providers is recognized net of the amounts retained by the advertising service provider as the Company does not know and expects not to know the gross amount paid by advertisers.
Accounts Receivable, net of allowance for credit losses
Grindr users generally access the Grindr platform and pay for subscriptions and consumables through Apple’s App Store or Google Play. The Company evaluates the credit worthiness of these two mobile app stores on an ongoing basis and does not require collateral from these entities. Accounts receivable also include amounts billed and currently due from advertising customers. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon historical collection trends adjusted for economic conditions using reasonable and supportable forecasts.
As of March 31, 2026, and December 31, 2025, the accounts receivable balances, net of allowances, were $70,171 and $67,946, respectively. The opening balance of accounts receivable, net of allowances, was $49,599 as of January 1, 2025.
Deferred Revenue
Deferred revenue consists of payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the terms of the applicable subscription period or expected completion of the performance obligation, which range from one week to twelve months. As of March 31, 2026, and December 31, 2025, the deferred revenue balances were $24,538 and $24,285, respectively. The opening balance of deferred revenue was $19,970 as of January 1, 2025.
For the three months ended March 31, 2026, the Company recognized $17,620 of revenue that was included in the deferred revenue balance as of December 31, 2025. For the three months ended March 31, 2025, the Company recognized $13,855 of revenue that was included in the deferred revenue balance as of December 31, 2024.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers:

	Three Months Ended March 31,
	2026	2025
App-based revenue	$106,656	$80,082
Advertising revenue	23,285	13,856
	$129,941	$93,938

	Three Months Ended March 31,
	2026	2025
Domestic (1)	$74,036	$55,278
International	55,905	38,660
	$129,941	$93,938
(1) Domestic includes revenue generated from the U.S., the Company's country of domicile.
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
The CODM assesses performance for the Company’s single operating segment based on net income that is also reported on the condensed consolidated statement of operations as “Net income”. Significant segment expenses that are regularly reviewed by the CODM include: cost of revenue; stock-based compensation; employee compensation (e.g. payroll, benefits and commissions) and contractor expense, excluding stock-based compensation; sales and marketing expense, excluding commissions; professional services expense; and general and administrative expense (all other non-compensation corporate overhead). The measure of segment assets is reported on the condensed consolidated balance sheets as “Total assets”. Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Information about the Company's single reportable segment revenue, segment net income, and significant segment expenses are as follows:

	Three Months Ended March 31,
	2026	2025
Revenue	$129,941	$93,938
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	32,595	24,542
Employee compensation and contractor expense, excluding stock-based compensation expense	22,643	18,740
Stock-based compensation expense	15,008	10,947
Sales and marketing expense	4,081	1,901
Professional services expense	6,245	5,014
Other general and administrative expense	5,659	3,925
Depreciation and amortization	983	3,477
Total operating expenses	87,214	68,546
Income from operations	42,727	25,392
Interest expense, net	6,605	3,875
Other expense (income), net	202	(10,053)
Income tax provision	9,170	4,551
Net income	$26,750	$27,019
(1)Other expense (income), net includes gain in fair value of warrant liability, and other expenses.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
3.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Income and other taxes payable	$12,110	$3,266
Employee compensation and benefits	5,877	16,370
Accrued professional service and contractor fees	2,565	2,923
Accrued marketing and branding expense	2,300	875
Accrued infrastructure expense	1,859	2,093
Lease liability, short-term	1,683	2,155
Accrued interest payable	1,271	1,204
Accrued legal expense	992	1,679
Litigation-related settlement payable (see Note 13)	—	6,471
Other accrued expenses	2,087	1,930
	$30,744	$38,966
4.Debt
Total debt for the Company is comprised of the following:

	March 31, 2026	December 31, 2025
Senior Term Loan Facility	$395,000	$400,000
Less: unamortized debt issuance and discount costs	(3,910)	(4,141)
Total debt	391,090	395,859
Less: current maturities of long-term debt	(20,000)	(20,000)
Long-term debt	$371,090	$375,859
2023 Credit Agreement
On November 28, 2023, a wholly owned subsidiary of the Company, Grindr Capital LLC (“Grindr Capital” or the “Borrower”), as borrower, entered into a credit agreement (the “2023 Credit Agreement”) with the Company and certain other wholly owned subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The 2023 Credit Agreement provided for a (i) $300,000 senior secured term loan facility (“Senior Term Loan Facility”), and (ii) $50,000 senior secured revolving credit facility (“Senior Revolving Facility,” and together with the Senior Term Loan Facility, the “2023 Credit Facilities”) (with a $15,000 letter of credit sublimit and a $10,000 swingline loan sublimit). Grindr Capital has the option to request that lenders increase the amount available under the Senior Revolving Facility by, or obtain incremental term loans of, up to $100,000, subject to the terms of the 2023 Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
On December 16, 2025, the Borrower and the Company entered into a first amendment to the 2023 Credit Agreement (the “Amendment”, and the 2023 Credit Agreement as amended by the Amendment, the “Amended 2023 Credit Agreement”). Pursuant to the Amendment, among other things, (i) the senior secured loan facility increased by $100,000 to $400,000 (the “Amended Term Loan Facility”); (ii) the senior secured revolving credit facility increased by $150,000 to $200,000 (the “Amended Revolving Facility”) and the letter of credit sublimit thereunder increased by $30,000 to $45,000; and (iii) the maturity date of the Amended Term Loan Facility and the Amended Revolving Facility was extended from November 28, 2028 to January 1, 2031. The borrowing under the Amendment otherwise has the same terms as the 2023 Credit Agreement.
On December 16, 2025, the Borrower borrowed the full amount of the Amended Term Loan Facility and used a portion of the proceeds to repay the existing full outstanding obligations under the 2023 Credit Agreement and to pay

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
related fees and expenses. As of March 31, 2026, and December 31, 2025, the Borrower did not borrow any amount under the Amended Revolving Facility.
Unused commitments under the 2023 Credit Agreement amounted to $200,000 as of March 31, 2026, and December 31, 2025. As of March 31, 2026, and December 31, 2025, there were no swingline loans or letters of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.0% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of March 31, 2026, and December 31, 2025, was 6.5% and 6.6%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.5% per annum, depending on the total net leverage ratio of the Company. For the three months ended March 31, 2026, the Company’s commitment fee was not significant.
The Senior Term Loan Facility will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the initial closing date of the 2023 Credit Agreement, until the final maturity date on January 1, 2031. The Senior Term Loan Facility may also be prepaid, in whole or in part, at any time and from time to time, without prepayment premiums. Any borrowing under the Senior Revolving Facility may be repaid, in whole or in part, at any time and from time to time, subject to prior notice and accompanied by accrued interest and break funding payments, and any amounts repaid may be reborrowed, in each case, until the maturity date on January 1, 2031.
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required first, under the Senior Term Loan Facility, and then, under the Senior Revolving Facility in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three months ended March 31, 2026, and 2025 the Company was not required to make any mandatory prepayments.
The 2023 Credit Agreement contains certain customary events of default, and if an event of default has occurred and continues beyond any applicable cure period, all outstanding obligations under the 2023 Credit Agreement may be accelerated or the commitments may be terminated, among other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the 2023 Credit Agreement while an event of default is continuing.
For the three months ended March 31, 2026, the Company did not incur debt issuance costs in conjunction with the 2023 Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the condensed consolidated statements of operations and comprehensive income.
Covenants
The 2023 Credit Agreement includes financial covenants, including the requirement for the Company to maintain (i) a total net leverage ratio no greater than a specified level, 3.50:1.00 prior to and through December 31, 2025 and currently no greater than 3.00:1.00 thereafter; and (ii) a fixed charge coverage ratio no less than 1.15:1.00 from March 31, 2024 and thereafter.
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents and sale and leaseback

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
transactions. At March 31, 2026, and December 31, 2025, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances are measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of March 31, 2026, and December 31, 2025, were $393,144 and $398,000, respectively.
5.Leases
Operating Leases
Company as a lessee
The Company enters into operating leases in the normal course of business, primarily for office space. As of March 31, 2026, the Company had five operating leases with remaining lease terms of less than one year to four years.
In conjunction with one of the operating leases, the Company secured a letter of credit which has a balance of $605, as of March 31, 2026, and December 31, 2025, the balance is recorded as “Restricted cash” on the condensed consolidated balance sheets.
Components of lease cost included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$859	$715
Short-term lease cost	66	146
Sublease income	(169)	(169)
Total lease cost	$756	$692
Supplemental cash flow information related to the lease is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$910	$775
Right-of-use assets obtained in exchange for lease liabilities:
New operating leases entered into during the period	$—	$622
Supplemental balance sheet information related to the lease is as follows:

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

	March 31, 2026	December 31, 2025
Assets:
Right-of-use assets	$3,931	$4,723
Liabilities:
Accrued expenses and other current liabilities	$1,683	$2,155
Lease liability, long-term portion	2,203	2,574
Total operating lease liabilities	$3,886	$4,729
Weighted average remaining operating lease term (years)	2.4	2.5
Weighted average operating lease discount rate	6.9%	7.1%
The Company’s lease does not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities are as follows:

Remainder of 2026	$1,289
2027	1,386
2028	1,001
2029	585
Thereafter	—
Total lease payments	$4,261
Less: imputed interest	(375)
Total lease liabilities	$3,886
There were no leases with residual value guarantees or executed leases that had not yet commenced as of March 31, 2026.
Company as a lessor
The Company is a sublessor on one operating lease that expires in April 2026.
Future non-cancelable rent payments from the Company's sublease tenant are as follows:

Remainder of 2026	$56
Thereafter	—
$56
6.Warrant Liabilities
In connection with Tiga’s initial public offering, Tiga issued: (i) 18,560,000 private placement warrants (“Private Warrants”) to its sponsor, Tiga Sponsor LLC; and (ii) sold 13,800,000 public warrants. In connection with the reverse recapitalization treatment of the Business Combination, the Company effectively issued 37,360,000 warrants to purchase shares of Grindr’s common stock, which included 13,800,000 public warrants, 18,560,000 Private Warrants, 2,500,000 forward purchase warrants, and 2,500,000 backstop warrants. The forward purchase warrants and the backstop warrants had the same terms and are in the same form as the public warrants (as such, are collectively referred to as the “Public Warrants” and, together with the Private Warrants, the “Warrants”). The Warrants were governed by that certain Warrant Agreement, dated November 23, 2020, as amended by that certain First Amendment to Warrant Agreement, dated November 17, 2022.
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
The Warrants were remeasured to their fair value on each exercise date or on the Redemption Date if the Warrants remained unexercised. The change in fair value for the three months ended March 31, 2025, was a gain of $9,905. The change in fair value is recognized in the condensed consolidated statements of operations. There were no outstanding Warrants since the Redemption Date.
7.Stockholders’ Equity
Stock Repurchase Program
In March 2025, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program to allow for the repurchase of up to $500,000 of shares of the Company’s common stock for the period from March 7, 2025, to March 6, 2027. In February 2026, the Company’s Board authorized an increase in the stock repurchase program by an additional $400,000, and extended the repurchase period to March 6, 2029 (collectively, the “Stock Repurchase Program”), increasing the aggregate authorization to repurchase up to $900,000 of shares of the Company’s common stock.
The Company may repurchase shares of the Company’s common stock in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The amount and timing of any repurchases will depend on a number of factors including the price and availability of the Company's common stock, trading volume, and general market conditions. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022.
During the three months ended March 31, 2026, the Company did not repurchase shares from open market transactions. During the three months ended March 31, 2025, the Company repurchased and retired 8,268,937 shares of the Company’s common stock from the open market for an aggregate purchase price of $141,139, or an average price of $17.07 per share.
In connection with the Stock Repurchase Program, the Company entered into prepaid written put option transactions, an accelerated share repurchase transaction, and forward repurchase transactions (collectively, the “Equity Instruments”) detailed as follows:
Prepaid Written Put Options
During the fourth quarter of 2025, the Company entered into prepaid written put options with a major financial institution. The Company paid a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or common stock, depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company would be paid a cash amount equal to the initial fixed sum plus a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified in the agreement. The Company paid $50,000 upon execution of the agreements, which was recorded as a reduction of “Additional Paid-in Capital”.
During the three months ended March 31, 2026, certain transactions from the prepaid written put options were settled and the Company received 1,594,650 shares at an effective purchase price of $12.11 per share. Additionally, the Company was paid a cash amount of $10,930 upon expiration of certain transactions. As of March 31, 2026, the weighted average

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
term of the outstanding prepaid written put options was 0.07 years based on an underlying 1,675,265 shares of the Company’s common stock.
Accelerated Share Repurchase
During the first quarter of 2026, the Company entered into an accelerated share repurchase transaction with a major financial institution (the “ASR”) to repurchase an aggregate of $50,000 of the Company’s common stock. At inception, the Company made an initial payment of $50,000 and received and immediately retired 3,439,381 shares of the Company’s common stock, representing 80% of the dollar amount of the transaction based on the closing share price of $11.63 at inception.
The total number of shares the Company will ultimately repurchase will be based on the volume-weighted average price per share of the Company’s common stock over the term of the ASR, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASR. Final settlement of the transactions under the ASR is expected to occur no later than the third quarter of 2026.
The ASR was accounted for as two distinct transactions: (1) an immediate repurchase and retirement of common stock; and (2) a forward contract indexed to the Company’s stock. The forward contract represents the remaining shares to be delivered by the financial institution. Both transactions were recorded as a reduction of “Additional Paid-in Capital” in the condensed consolidated statements of stockholders’ equity.
Forward Repurchase Transactions
During the first quarter of 2026, the Company entered into certain forward repurchase transactions with a major financial institution (the “FRT”) to repurchase an aggregate of $50,000 of the Company’s common stock. The Company made an aggregate payment of $49,925 and following an initial measurement period retired an aggregate of 3,265,846 shares of the Company’s common stock, representing 80% of the notional amount of the transactions based on the volume-weighted average price per share of the Company’s common stock over that initial measurement period.
The total number of shares the Company will ultimately repurchase under the FRT will be based on the volume-weighted average price per share of the Company’s common stock on the applicable valuation dates, subject to upper and lower price thresholds that limit the range of shares deliverable. Final settlement of the FRT is expected to occur no later than the third quarter of 2026.
The FRT was accounted for as two distinct transactions: (1) an immediate repurchase and retirement of common stock; and (2) a forward contract that was assessed as a hybrid instrument. The embedded settlement features of the hybrid instrument were not considered indexed to the Company’s stock under ASC 815-40 and as such were separately accounted for as a bifurcated derivative. The initial fair value of the bifurcated derivative and the subsequent measurement was not material. The fair value of the Company’s common stock immediately retired and the remaining host component of the

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
forward contract were recorded as a reduction of “Additional Paid-in Capital” in the condensed consolidated statements of stockholders’ equity.
Share repurchase activity summary
The table below is a plan-to-date summary of the Company’s repurchase program activity as of March 31, 2026:

	Aggregate Price	Repurchased Shares	Average Price Per Share
Authorized amount	$900,000

Open market repurchases	$450,506	25,129,829	$17.93
Equity Instruments
Prepaid written put option	19,306	1,594,650	$12.11
Accelerated share repurchase program	40,000	3,439,381	$11.63
Forward repurchase transactions	39,940	3,265,846	$12.23
Total repurchases	$549,752	33,429,706	$16.45

Available for repurchase	$350,248
8.Stock-based Compensation
2022 Plan
Executive and Key Employees Awards
From time to time, the Company awards incentive awards to executives and key employees in the form of restricted stock units (“RSUs”).
Performance Stock Units Awards (“PSUs”)
Certain liability-classified PSUs will vest upon the achievement (at varying levels) of certain market conditions or a performance condition. The liability-classified PSUs will vest at the first occasion (if any), within the timeframe as set forth in the award agreement, upon the achievement (at varying levels) of (i) certain market capitalization thresholds, (ii) certain average per-share volume-weighted average prices of the Company’s stock, or (iii) the Company’s trailing twelve months of Adjusted EBITDA. Upon vesting, the Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding each achievement date, and require fair value remeasurement at the end of each reporting period.
During the first quarter of 2025, the Company achieved a certain market capitalization threshold, upon which the Company issued an aggregate of 228,785 fully vested RSUs with a total fair value of $4,173.
Certain liability-classified PSUs with similar vesting conditions as stated above were granted during the three months ended March 31, 2026. No other liability-classified PSUs were granted or forfeited during the three months ended March 31, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company used the Monte Carlo simulation model to value the market conditions within the liability-classified awards. The key inputs into the Monte Carlo simulation as of March 31, 2026, and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Expected term (in years)	3.0 - 4.8	2.0 - 5.0
Expected stock price volatility (1)	50.0% - 55.0%	45.0% - 55.0%
Risk-free interest rate (2)	3.5% - 3.9%	3.4% - 3.7%
Expected dividend yield (3)	—%	—%
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
Key Performance Indicator (“KPI”) Awards
KPI Awards will be issued upon the satisfaction of certain KPIs determined by the Compensation Committee of the Board (the “Compensation Committee”) and provision of service to the issue date. The Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume weighted-average price per share of the Company’s common stock for a 90-day period preceding the issue date. The issue date shall occur no later than March 15 after the end of the applicable year. These awards are liability-classified and require fair value remeasurement at the end of each reporting period. The measurement of the KPI awards’ fair value is based on the fixed dollar amount that is probable of being paid.
In March 2025, the Compensation Committee determined that as of December 31, 2024, the KPIs as approved by the Compensation Committee were achieved. A total of 238,400 shares were issued in the first quarter of 2025 with a total fair value of $3,609. Stock-based compensation expense of $526 related to the service provided through to the date of issuance was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
In March 2026, the Compensation Committee determined that as of December 31, 2025, the KPIs as approved by the Compensation Committee were achieved. A total of 415,724 shares were issued in the first quarter of 2026 with a total fair value of $5,059. Stock-based compensation expense of $918 related to the service provided through to the date of issuance was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
No KPI awards were forfeited during the three months ended March 31, 2026, and 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Non-Employee Director and Employee Awards
Time-based awards and PSUs activity
A summary of the unvested equity-classified time-based awards and PSUs activity during the three months ended March 31, 2026, is as follows:

	Number of Shares		Weighted Average Grant Date Fair Value
	Time-based	PSUs	Time-based	PSUs
Outstanding at December 31, 2025	10,301,593	919,750	$13.85	$12.07
Granted	1,622,242	5,250	$11.27	$11.32
Vested	(345,657)	—	$13.41	$—
Forfeited	(305,622)	(11,250)	$9.51	$12.83
Outstanding at March 31, 2026	11,272,556	913,750	$13.23	$12.05
2020 Plan
Stock options
A summary of the stock option activity during the three months ended March 31, 2026, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	325,544	$4.96
Exercised	(9,908)	$6.63
Forfeited or expired	(10,521)	$7.94
Outstanding at March 31, 2026	305,115	$4.80
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative expense	$10,394	$9,711
Product development expense	4,614	1,236
	$15,008	$10,947
Stock-based compensation expense that was capitalized as an asset was $526 and $66 for the three months ended March 31, 2026, and 2025, respectively.
9.Income Tax
In determining the quarterly provisions for income taxes, the Company uses the estimated annual effective tax rate applied to the actual year-to-date income, adjusted for discrete items arising in that quarter. In addition, the effect of changes in enacted tax laws or rates and tax status is recognized in the interim period in which the change occurs.
The computation of the estimated annual effective rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income for the year, tax in foreign jurisdictions, and permanent and temporary differences. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained, or the Company’s tax environment changes. To the

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
extent that the estimated annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in the income tax provision in the quarter in which the change occurs.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the OBBBA did not have a significant impact on the Company’s total tax provision as of March 2026, the Company is still evaluating its position on the elective provisions of the law and the potential impacts of those elections on the condensed consolidated financial statements.
For the three months ended March 31, 2026, and 2025 the Company recorded an income tax provision of $9,170 and $4,551, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21.0% because of the impact from nondeductible officer compensation, state and local income taxes, the foreign derived intangible income deduction, and the research and development credit.
10.Net Income Per Share
The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$26,750	$27,019
Gain on fair value of warrant liabilities	—	(9,905)
Net income adjusted for gain on fair value of warrant liabilities	$26,750	$17,114

Denominator:
Basic weighted average shares of common shares outstanding	183,323,375	189,767,679
Diluted effect of stock-based awards	1,470,928	3,614,345
Diluted effect of KPI awards	296,616	182,726
Diluted effect of warrants	—	7,371,766
Diluted effect of market condition equity awards	—	111,574
Diluted weighted average shares of common shares outstanding	185,090,919	201,048,090

Net income per share
Basic	$0.15	$0.14
Diluted	$0.14	$0.09
The following table presents the potential shares that are excluded from the computation of diluted net income per share and income per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Time-based RSUs	6,439,236	—
Shares issuable for the PSUs are not included in the table above, as the vesting condition criterion have not yet been achieved. Such shares are therefore not included in the Company’s calculation of basic or diluted net income per share.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
11.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$20,831	$20,831	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$39,252	$39,252	$—	$—
Money market funds and U.S. treasury bills
The money market funds and U.S. treasury bills are classified within Level 1 as these securities are traded on an active public market.
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC 815, Derivatives and Hedging (see Note 6). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. See Note 6 for additional information on the Company’s Warrants.
The following table presents the changes in the fair value of warrant liability:

Total Warrant Liability
Fair value as of December 31, 2024	$252,178
Change in fair value of warrant liability	(9,905)
Exercise and redemption of Warrants	(242,273)
Fair value as of Redemption Date	$—
12.Related Parties
Warrants redemption
In connection with the Company’s redemption of Warrants as discussed in Note 6, two members of the Board, at the time of the redemption of the Warrants, exercised an aggregate of 15,984,566 Warrants, of which, (i) 1,336,124 Warrants were exercised on a cashless basis in exchange for the issuance of 482,340 shares of common stock; and (ii) 14,648,442 Warrants were exercised for cash in exchange for the issuance for an aggregate of 14,648,442 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $168,467.
Governance
As of September 19, 2025, G. Raymond Zage, III, a member of the Board and the Company’s largest stockholder, beneficially owned more than 50% of the Company’s total outstanding shares of common stock. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the NYSE. However, the Company does not, and does not currently intend to, rely on any of the related corporate governance exemptions.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
13.Commitments and Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2026, amounts accrued for contingent losses were not material to its financial position.
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine. In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK. In October 2025, the Norwegian Appeals Court upheld the administrative fine of 65,000 NOK. Grindr LLC received an invoice for the fine from the Norwegian state collection agency in January 2026 and in February 2026, Grindr LLC paid the principal amount of the fine. The invoice also purports to impose NOK 16.8 million (the equivalent of approximately $1,725 using the exchange rate as of March 31, 2026) in interest fees to Grindr LLC in addition to the principal of the fine. Based on the information currently available, Grindr LLC disputes the asserted interest on the Norwegian administrative fine.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent and seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. After various filings, the parties reached a settlement in February 2025, which was approved by the court in July 2025. In February 2026, the Israeli Attorney General submitted objections to the Court regarding the proposed settlement. Grindr submitted its response to the Attorney General’s position in April 2026. As of May 5, 2026, the Court has not yet ruled on the proposed settlement.
UK Group Action
On April 15, 2025, the Company (Grindr Inc.) and Grindr LLC, its indirect and wholly-owned operating subsidiary, were served with proceedings in the High English Court, which proceedings were originally issued in April 2024, brought by a UK law firm on behalf of 10,080 alleged Grindr users from a period between 2009 and 2020 alleging unlawful processing of their personal data in breach of UK data protection laws and misuse of their private information. This number has since decreased to 10,041 on account of discontinued and duplicate claims. On April 24, 2025, the UK law firm notified the Company and Grindr LLC that a second claim had been issued against Grindr LLC making identical claims on behalf of 1,964 alleged Grindr users. By agreement, the first claim against Grindr Inc. was dismissed but the proceedings with respect to the first claim continue against Grindr LLC. The second claim was served on Grindr LLC on October 17, 2025. At this time, it is too early to determine the likely outcome of these claims.

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
Overview
Grindr Inc.’s (“Grindr”, “we”, “us”, “our” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 1.4 million Average Paying Users for the three months ended March 31, 2026, as compared to 1.2 million Average Paying Users for the three months ended March 31, 2025. Through gayborhood expansion initiatives, we are developing new products for users to engage with the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) people in partnership with organizations in every region of the world.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products. A substantial portion of our revenue is from app-based revenue, previously referred to as direct revenue, representing 82.1% and 85.2% of total revenue for the three months ended March 31, 2026, and 2025, respectively. App-based revenue is derived from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We also offer consumables on a pay-per-use, or a-la-carte, basis. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the gay, bisexual, transgender, and queer (“GBTQ”) social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and consumable purchases, we also generate advertising revenue, previously referred to as indirect revenue, representing 17.9% and 14.8% of total revenue for the three months ended March 31, 2026, and 2025, respectively. Advertising revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities to advertisers, including in-app banners, full-screen interstitials, and other customized units, typically sold on a cost per mille (“CPM”) basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
We generated $129.9 million and $93.9 million of revenue for the three months ended March 31, 2026, and 2025, respectively, representing a period-over-period growth of 38.3% as compared to the three-month period in 2025.
We had 1.4 million and 1.2 million Average Paying Users, for the three months ended March 31, 2026, and 2025, respectively, representing a period-over-period growth of 18.6% as compared to the three-month period in 2025.
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
Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Quarterly Report, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. In addition, on November 1, 2024, the local regional office of NLRB issued a complaint on the unfair labor practice charges. A hearing commenced in May 2025 and concluded in May 2026. This complaint is the first step in the administrative process and is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Consolidated Results for the Three Months Ended March 31, 2026 and 2025
For the three months ended March 31, 2026, and 2025, we generated:
•Revenue of $129.9 million and $93.9 million, respectively. The increase for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was $36.0 million, or 38.3%.
•Net income of $26.8 million and $27.0 million, respectively. The decrease for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was $0.2 million, or 0.7%. This resulted in a net income margin of 20.6% and 28.8%, respectively.
•Adjusted EBITDA of $58.5 million and $40.7 million, respectively. The increase for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was $17.8 million, or 43.7%. This resulted in an Adjusted EBITDA margin of 45.0% and 43.3%, respectively. See “Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.
Operating and Financial Metrics

	Three Months Ended March 31,
(in thousands, except ARPPU)	2026	2025
Key Operating Metrics
Average Paying Users	1,385	1,168
Average App-Based Revenue per Average Paying User (“ARPPU”)	$25.63	$22.86

	Three Months Ended March 31,
($ in thousands)	2026	2025
Key Financial and Non-GAAP Metrics(1)
Revenue	$129,941	$93,938
App-based revenue	$106,656	$80,082
Advertising revenue	$23,285	$13,856
Net income	$26,750	$27,019
Net income margin	20.6%	28.8%
Adjusted EBITDA	$58,473	$40,689
Adjusted EBITDA Margin	45.0%	43.3%
Net cash provided by operating activities	$33,466	$23,793
Operating cash flow conversion	125.1%	88.1%
Free cash flow	$31,856	$23,165
Free cash flow conversion	54.5%	56.9%
(1)See “Non-GAAP Financial Measures” below for additional information and reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures.
•Average Paying Users. A Paying User is a user that has purchased or renewed a Grindr subscription and/or purchased a consumable on the Grindr platform. We calculate Average Paying Users by adding up the number of Paying Users in each day and then dividing that number by the number of days in the relevant measurement period. A Paying User who is both a subscriber and an add-on purchaser on the same day will be counted as one Paying User. Duplicate Paying Users may exist if the same individual holds more than one Grindr subscription during the same period. We are focused on building new products and improving on existing ones to drive payer conversion. We believe Average Paying Users is a useful metric for assessing the health of our business.
•ARPPU. We calculate Average App-Based Revenue Per Paying User (“ARPPU”) based on App-based Revenue in any measurement period, divided by Average Paying Users in such a period and then divided by the number of months in the period. We believe ARPPU is a useful metric for assessing the growth of our business and future revenue trends.
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness, as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the three months ended March 31, 2026, and 2025, our Average Paying Users were 1.4 million and 1.2 million, respectively, representing an increase of 18.6% period-over-period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we seek to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
Growth in ARPPU
We continually work to develop new monetization features and improve existing features in order to increase adoption of consumables and our subscription programs. Many variables will impact our ARPPU, including paid product mix, the geographic location of Paying Users, and the revenue generated from subscription versus consumables revenue. Our pricing is in local currency and may vary between markets. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could negatively impact revenue and distort year-over-year comparability of operating results. To the extent our ARPPU growth slows, our revenue growth will become increasingly dependent on our ability to increase our Average Paying Users.
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
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers and product managers. As of March 31, 2026, we had 183 employees globally, 176 of which were full-time employees. In 2026, we continue to expand and enhance our team with new employees and contractors. In doing so, we grew the size of our engineering team, including the expansion of a dedicated contractor team in Colombia to 34 as of March 31, 2026. We will continue to selectively supplement immediate capacity and product development needs with contractors, particularly in supporting our engineering function. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. We intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology market and believe our operating culture is a key differentiator in attracting, developing, and retaining high-performing employees.
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
International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenue represents 43.0% and 41.2% of total revenue for the three months ended March 31, 2026, and 2025, respectively. We vary our pricing to align with relative value to local purchasing power and competitors. Our international business typically earns revenue in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
Key Components of Our Results of Operations
Revenue
We currently generate revenue from two revenue streams — app-based revenue and advertising revenue. App-based revenue is revenue generated by our users who pay for subscriptions or consumables to access additional features.

Advertising revenue is generated by third parties who pay us to advertise to our users. As we continue to expand our revenue streams, we anticipate increasing monetization from consumables and subscription offerings, contributing to an increase in app-based revenue over time, and increasing our advertising inventory, contributing to an increase in advertising revenue over time.
App-Based Revenue. App-based revenue is reported gross of distribution fees for subscriptions and consumables as we are the primary party obligated in our transactions with customers, and we act as the principal. Our subscription revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month and twelve-month periods. Customers pay in advance, primarily through mobile app stores, including Apple and Google Play, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Subscription revenues are recognized ratably over the term of the subscription. Consumables revenue is generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Consumables are activated upon purchase and are available to use by the customer for a short duration, generally, within one day. Revenue from consumables is recognized upon usage of the consumable. App-based revenue is recorded net of taxes, credits, and chargebacks.
Advertising Revenue. Advertising revenue consists of revenue generated by third parties who pay us to advertise to our users. We provide advertisers with the opportunity to target and directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, gaming, travel, entertainment, and consumer goods. We offer a diverse range of advertising opportunities to advertisers, such as in-app banners, full-screen interstitials, and other customized units, typically on a CPM basis. Revenue from advertising transactions with advertising service providers is recognized net of the amounts retained by the advertising service provider as we do not know and expect not to know the gross amount paid by advertisers.
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
Other (expense) income
Interest expense, net. Interest expense, net consists of interest expense incurred in connection with our long-term debt and revolving credit facility net of interest earned on cash and cash equivalents including money market funds and U.S. treasury bills.
Other (expense) income, net. Other (expense) income, net consists of realized and unrealized exchange rate gains or losses.
Gain in fair value of warrant liability. Gain in fair value of warrant liability represents the change in fair value of our public and private warrants. As the private warrants are substantially similar to the public warrants, all of the warrants are remeasured from the publicly traded quotes from the active market. In February 2025, we completed the redemption of all outstanding public and private warrants.
Income tax provision
Income tax provision represents the income tax expense associated with our operations based on the tax laws of the jurisdictions in which we operate. Our effective tax rates will vary depending on changes in the valuation of our deferred tax assets and liabilities, fluctuations in permanent differences, and changes in tax laws.
Results of Operations
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
($ in thousands)	2026	% of Total Revenue	2025	% of Total Revenue
Revenue	$129,941	100.0%	$93,938	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	32,595	25.1%	24,542	26.1%
Selling, general and administrative expense	37,703	29.0%	30,240	32.2%
Product development expense	15,933	12.3%	10,287	11.0%
Depreciation and amortization	983	0.8%	3,477	3.7%
Total operating expenses	87,214	67.1%	68,546	73.0%
Income from operations	42,727	32.9%	25,392	27.0%
Other (expense) income
Interest expense, net	(6,605)	(5.1)%	(3,875)	(4.1)%
Other (expense) income, net	(202)	(0.2)%	148	0.2%
Gain in fair value of warrant liability	—	—%	9,905	10.5%
Total other (expense) income, net	(6,807)	(5.2)%	6,178	6.6%
Net income before income tax	35,920	27.6%	31,570	33.6%
Income tax provision	9,170	7.1%	4,551	4.8%
Net income	$26,750	20.6%	$27,019	28.8%
Net income per share
Basic	$0.15		$0.14
Diluted	$0.14		$0.09
Revenue
Revenue for the three months ended March 31, 2026, and 2025, was $129.9 million and $93.9 million, respectively. The increase in revenue period-over-period was $36.0 million, or 38.3%.
For the three months ended March 31, 2026, and 2025, app-based revenue was $106.6 million and $80.0 million, respectively. The increase in app-based revenue of $26.6 million, or 33.3%, was driven by the period-over-period increases in both ARPPU of $2.77 and Average Paying Users of 217 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers. There was continued period-over-period growth in our weekly XTRA and Unlimited subscriptions. ARPPU increased by 12.1%, or $2.77, to $25.63 for the three months ended March 31, 2026, from $22.86 for the three months ended March 31, 2025. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expanded our pricing experiments to a broader share of the subscriber base in key markets, with more purchasers choosing to shift into higher prices. For the three months ended March 31, 2026, Average Paying Users increased by 217 thousand, from 1.2 million for the three months ended March 31, 2025, to 1.4 million for the three months ended March 31, 2026.

For the three months ended March 31, 2026, and March 31, 2025, advertising revenue was $23.3 million and $13.9 million, respectively. The increase in advertising revenue of $9.4 million, or 67.6%, was primarily driven by broad-based strength across geographies and ad formats, including certain large campaigns onboarded during the quarter.
Cost of revenue
Cost of revenue for the three months ended March 31, 2026, and 2025, was $32.6 million and $24.5 million, respectively. The $8.1 million increase, or 33.1%, was primarily due to growth in distribution fees of $6.0 million (consistent with app-based revenue growth), and increased infrastructure costs of $1.6 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2026, and 2025, was $37.7 million and $30.2 million, respectively. The $7.5 million increase, or 24.8%, was primarily due to an increase of $2.5 million in professional, legal, and contractor fees; an increase of $2.2 million in marketing expenses; and an increase in salaries and benefits expense of $0.7 million primarily due to increased stock-based compensation.
Product development expense
Product development expense for the three months ended March 31, 2026, and 2025, was $15.9 million and $10.3 million, respectively. The $5.6 million increase, or 54.4%, was primarily due to an increase in personnel-related expenses of $5.3 million from the increased headcount, including an increase in stock-based compensation expense of $3.4 million.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2026, and 2025, was $1.0 million and $3.5 million, respectively. The $2.5 million decrease, or 71.4%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. All definite-lived intangible assets from the acquisition were fully amortized in June 2025.
Interest expense, net
Interest expense, net for the three months ended March 31, 2026, and 2025, was $6.6 million and $3.9 million, respectively. The $2.7 million increase, or 69.2%, was primarily due to an increase in interest expense of $1.6 million from higher debt balances and a decrease in interest income of $1.1 million from our investment in U.S. treasury bills in the first quarter of 2025.
Other (expense) income, net
Other (expense) income, net for the three months ended March 31, 2026, and 2025, was expense of $0.2 million and income of $0.1 million, respectively.
Gain in fair value of warrant liability
Gain in fair value of warrant liability represents the change in the fair value of our warrants between each reporting period or upon the exercise and redemption of our warrants. In February 2025, we completed the redemption of all outstanding warrants.
Income tax provision
Income tax provision for the three months ended March 31, 2026, and 2025, was $9.2 million and $4.6 million, respectively, resulting in an effective tax rate of 25.5% and 14.4%, respectively. The increase in effective tax rate was primarily due to the mark-to-market warrant liability adjustment, and Section 162(m) officer compensation.
Our effective tax rates in fiscal 2026 and future periods may fluctuate, as a result of changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net income
Net income for the three months ended March 31, 2026, and 2025, was $26.8 million and $27.0 million, respectively. Net income decreased by $0.2 million.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income excluding income tax provision; interest expense, net; depreciation and amortization; stock-based compensation expense; change in fair value of warrant liability; and employee transition costs, litigation-related costs, transaction-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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
The following table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Reconciliation of net income to Adjusted EBITDA
Net income	$26,750	$27,019
Interest expense, net	6,605	3,875
Income tax provision	9,170	4,551
Depreciation and amortization	983	3,477
Litigation-related costs (1)	567	226
Transaction-related costs (2)	23	—
Stock-based compensation expense	15,008	10,947
Employee transition costs (3)	(303)	499
Change in fair value of warrant liability (4)	—	(9,905)
Other income (5)	(330)	—
Adjusted EBITDA	$58,473	$40,689
Revenue	$129,941	$93,938
Net income margin	20.6%	28.8%
Adjusted EBITDA Margin	45.0%	43.3%
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
(3)Employee transition costs relate to costs associated with the transition of our former Chief Financial Officer, including lower than anticipated costs for certain amounts in the severance arrangement; and severance incurred for employees who elected not to relocate or participate in our RTO Plan and other severance arrangements.
(4)Change in fair value of warrant liability relates to the warrants that were remeasured upon exercise or redemption. In February 2025, we completed the redemption of all outstanding warrants.
(5)Other income represents income that is unrelated to our core ongoing business operations.

Free Cash Flow and Free Cash Flow Conversion
Free cash flow is an indicator of liquidity that provides information to our management and investors about the amount of cash generated from operations, after capitalized software development costs and purchases of property and equipment, that can be used to repay debt obligations and/or for strategic initiatives. We define free cash flow as net cash provided by operating activities less capitalized software development costs and purchases of property and equipment. Free cash flow conversion is calculated by dividing free cash flow for a period by Adjusted EBITDA for the same period. Free cash flow and free cash flow conversion do not represent our residual cash flow available for discretionary purposes and do not reflect our future contractual commitments.
The following table presents the reconciliation of net cash provided by operating activities to free cash flow for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$33,466	$23,793
Less:
Capitalized development software costs and purchases of property and equipment	(1,610)	(628)
Free cash flow	$31,856	$23,165

Operating cash flow conversion (1)	125.1%	88.1%
Free cash flow conversion (2)	54.5%	56.9%
_________________
(1)Operating cash flow conversion represents net cash provided by operating activities as a percentage of net income.
(2)Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA.
Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2026
The following table summarizes our total cash and cash equivalents, and cash flows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash, and cash equivalents, including restricted cash (as of the end of period)	$24,415	$256,473

Net cash provided by (used in):
Operating activities	$33,466	$23,793
Investing activities	(1,610)	(628)
Financing activities	(95,091)	173,551
Net change in cash and cash equivalents	$(63,235)	$196,716
Cash flows provided by operating activities
Net cash provided by operating activities is primarily dependent on our revenues affected by timing of receipts from subscription and advertising sales. It is also dependent on managing our operating expenses, such as salaries and employee-related costs, selling and marketing expenses, and other general and administrative expenses. We expect to maintain strong operating cash flows given our historical performance. We will continue to invest in the right resources to support longer term profitable growth. Our operating cash flows should continue to cover our operating and financing costs.
During the three months ended March 31, 2026, our operations provided $33.5 million of cash, which was primarily attributable to our net income of $26.8 million, adjusted for non-cash items, including $15.0 million in stock-based compensation and $1.0 million in depreciation and amortization, and the cash flow impact from a change in operating asset and liabilities of $10.3 million, primarily from a $1.5 million decrease in accrued expenses and other current liabilities due to timing of payments and a $2.2 million increase in accounts receivable due to increase in app-based revenue and advertising revenue during the year.

During the three months ended March 31, 2025, our operations provided $23.8 million of cash, which was primarily attributable to our net income, adjusted for non-cash items, including $3.5 million in depreciation and amortization, and $10.9 million in stock-based compensation, partially offset by a $9.9 million gain in fair value of warrant liability, and the cash flow impact from a change in operating asset and liabilities of $8.7 million, primarily from a $1.3 million decrease in accrued expenses and other current liabilities due to timing of payments and a $3.7 million increase in accounts receivable due to an increase in app-based revenue and advertising revenue during the year.
Cash flows used in investing activities
Net cash used in investing activities for the three months ended March 31, 2026, consisted primarily of additions to capitalized software of $1.6 million.
Net cash used in investing activities for the three months ended March 31, 2025, consisted primarily of additions to capitalized software of $0.5 million.
Cash flows (used in) provided by financing activities
Net cash used in financing activities for the three months ended March 31, 2026, which was $95.1 million, was due to payments for purchasing equity instruments of $99.9 million, principal payments of debt of $5.0 million, and payments to tax authorities for employee equity awards of $1.2 million. The payments were offset by proceeds from the settlement from equity instruments of $10.9 million.
Net cash provided by financing activities for the three months ended March 31, 2025, which was $173.6 million, was primarily due to proceeds from the exercise of warrants of $314.1 million. We announced the redemption of all our outstanding warrants in January 2025, which resulted in a significant amount of our warrants being exercised prior to their redemption in February 2025. The proceeds from the exercise of warrants were partially offset by payments for the repurchases of common stock under our stock repurchase program of $132.0 million, payments to tax authorities for employee equity awards of $5.4 million and principal payments of debt of $3.8 million.
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
As of March 31, 2026, we had cash and cash equivalents of $23.8 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
We have a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “Credit Agreement”) that governs a $400.0 million term loan facility and $200.0 million revolving loan facility. We borrowed the full $400.0 million under the term loan facility on December 16, 2025, and we had no amounts outstanding under the revolving credit facility as of March 31, 2026. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
The term loan will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the effective date of Amendment No. 1 to the Credit Agreement, until the final maturity date on January 1, 2031. Any borrowings under the revolving credit facility may be repaid, in whole or in part, at any time and from time to time without any other premium or penalty, and any amounts repaid under the revolving credit facility may be reborrowed, in each case, until the maturity date on January 1, 2031.
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three months ended March 31, 2026, and 2025, we were not required to make any mandatory repayments.
The Credit Agreement requires compliance with certain financial covenants including a maximum total net leverage ratio and minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents, and sale and leaseback transactions. The Credit Agreement contains certain customary events of default. If an event of default has occurred and continues beyond any applicable cure period, all outstanding obligations under the Credit Agreement may be accelerated or the commitments may be terminated, among other remedies. Additionally, the lenders are not obligated to fund any new borrowing under the Credit Agreement while an event of default is continuing.
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
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025 to March 6, 2027. In February 2026, our Board of Directors authorized an increase in our stock repurchase program by an additional $400 million, and extended the repurchase period to March 6, 2029. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2026, we did not repurchase shares from the open market. During the three months ended March 31, 2025, we repurchased and retired 8,268,937 shares of our common stock for an aggregate purchase price of $141.1 million.
See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding additional equity instruments purchased by the Company. As of March 31, 2026, $350.2 million in aggregate value of shares of our common stock remains available under the share repurchase program, excluding commissions.

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
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026, we had debt outstanding under our 2023 Credit Agreement of $391.1 million. A hypothetical 100 basis point change in interest rates would result in approximately $2.3 million higher or lower pre-tax interest expense for the three months ended March 31, 2026.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets. As a result, we are exposed to foreign exchange risk related to certain currencies, primarily the Euro and British Pound.
For the three months ended March 31, 2026, and 2025, international revenue accounted for 43.0% and 41.2% of our consolidated revenue, respectively. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than our functional currency, the U.S. dollar. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could impact revenue and distort year-over-year comparability of operating results.
Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of March 31, 2026, and 2025. A hypothetical 10% change in Euro and British Pound, relative to the U.S. dollar, would have changed revenue by $3.0 million and $2.1 million for the three months ended March 31, 2026, and 2025, respectively, with all other variables held constant. This accounts for 2.3% and 2.3% of total revenue for the three months ended March 31, 2026, and 2025, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.
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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$49,494
February 1, 2026 - February 28, 2026	—	$—	—	$449,494
March 1, 2026 - March 31, 2026(2)(3)(4)	8,299,877	$11.96	8,299,877	$350,248
	8,299,877	$11.96	8,299,877
(1)In March 2025 and as amended in February 2026, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $900.0 million of shares of the Company’s common stock for the period from March 7, 2025 to March 6, 2029. Our stock repurchase program does not obligate us to repurchase a minimum number of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information, see Note 7 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(2)In March 2026, we settled certain prepaid written put options and received 1,594,650 shares of the Company’s common stock. For additional information, see Note 7 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)In March 2026, we entered into an accelerated share repurchase agreement to repurchase an aggregate of $50.0 million of shares of the Company’s common stock, we made an upfront payment of $50.0 million and received an initial delivery of approximately 3.4 million shares of the Company’s common stock, representing 80% of the dollar amount of the transaction based on the closing share price at inception. For additional information, see Note 7 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(4)In March 2026, we entered into forward repurchase transactions to repurchase an aggregate of $50.0 million of shares of the Company’s common stock, and we made an upfront payment of $49.9 million and received an initial delivery of approximately 3.3 million shares of the Company’s common stock, representing 80% of the dollar amount of the transaction based on the volume-weighted average price per share of the Company’s common stock over the initial period. For additional information, see Note 7 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below:

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Zachary Katz, Chief Legal Officer, General Counsel & Head of Global Affairs	Adoption	3/18/2026	X		241,094(4)	3/1/2027

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold will depend on the satisfaction of certain conditions as set forth in the written plan.

(4)
Includes 172,000 shares of common stock subject to restricted stock units (“RSUs”) previously granted to Mr. Katz that may vest and be released on or prior to July 17, 2026. The actual number of shares that will be released to Mr. Katz in respect of such RSUs and sold pursuant to the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by the Company to cover tax withholding obligations arising from the vesting of such RSUs and is not yet determinable.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
10.1**	Cooperation Agreement by and between Grindr Inc. and G. Raymond Zage, III, dated February 26, 2026.	Form 8-K	001-39714	10.1	February 26, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on May 8, 2026.

GRINDR INC.

By:

/s/ John North
John North
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)