Form 10-Q
period 2026-06-30
Grindr Inc.
filed 2026-08-07
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 173,820,627 shares of common stock outstanding as of August 3, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs, current expectations or projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies, and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipates,” “approximately,” “believes,” “continues,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would”, or the negative version of these words or other comparable words or phrases.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about our business and future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ materially from those expressed in any forward-looking statement. There are no guarantees that any transactions or events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth in or contemplated by the forward-looking statements:
•our ability to retain existing users and add new users;
•market perception of our brand;
•the impact of the legal environment and complexities with litigation and regulatory compliance related to such environment, including maintaining compliance with privacy, data protection, consumer protection, and online safety laws and regulations, as well as laws that may apply to any new products or services we have introduced and may introduce in the future, including in the health and wellness sector;
•our ability to address privacy concerns and protect systems and infrastructure from cyber-attacks and prevent unauthorized data access;
•our ability to detect and suppress illegal activity;
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
•our ability to successfully develop and adopt artificial intelligence (“AI”) and machine learning (“ML”) technologies and processes — including generative AI — in our daily operations, including by deploying generative AI and ML in our products and services;
•our dependence on the integrity of third-party systems and infrastructure;
•our ability to protect our intellectual property rights from unauthorized use by third parties;
•whether the concentration of our stock ownership and voting power limits our stockholders’ ability to influence corporate matters;
•the impact of resales of significant volumes of our securities by any of our directors or significant stockholders, including pursuant to one or more margin calls on such stockholders’ loans, on our stock price;
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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the section titled “Risk Factors” included under Part II, Item 1A, of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).
CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Average Paying Users and Average App-Based Revenue per Average Paying User (“ARPPU”). We define our key operating measures and how we calculate them in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics.” We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$6,504	$87,045
Accounts receivable, net of allowance of zero and $15, at June 30, 2026, and December 31, 2025, respectively	69,651	67,946
Prepaid expenses	8,985	5,104
Deferred charges	4,683	4,669
Other current assets	3,175	1,274
Total current assets	92,998	166,038
Restricted cash	605	605
Property and equipment, net	785	1,152
Capitalized software development costs, net	17,242	12,993
Intangible assets, net	65,844	65,844
Goodwill	275,703	275,703
Equity method investment and loan receivable, net	3,829	1,676
Right-of-use assets	3,264	4,723
Other assets	2,568	2,297
Total assets	$462,838	$531,031
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$3,108	$1,672
Accrued expenses and other current liabilities	36,447	38,966
Current maturities of long-term debt	20,000	20,000
Deferred revenue	24,918	24,285
Total current liabilities	84,473	84,923
Long-term debt, net	366,320	375,859
Lease liability	1,912	2,574
Deferred tax liability	1,391	1,391
Other non-current liabilities	20,480	19,278
Total liabilities	$474,576	$484,025
Commitments and Contingencies (Note 14)
Stockholders’ (Deficit) Equity
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at June 30, 2026, and December 31, 2025, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 173,825,392 and 185,034,502 shares outstanding and issued at June 30, 2026, and December 31, 2025, respectively	17	18
Additional paid-in capital	40,813	144,049
Accumulated deficit	(52,568)	(97,061)
Total stockholders’ (deficit) equity	$(11,738)	$47,006
Total liabilities and stockholders’ (deficit) equity	$462,838	$531,031
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$138,138	$104,220	$268,079	$198,158
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,567	27,408	67,162	51,950
Selling, general and administrative expense	49,869	36,457	87,572	66,697
Product development expense	20,305	12,941	36,238	23,228
Depreciation and amortization	895	3,068	1,878	6,545
Total operating expenses	105,636	79,874	192,850	148,420
Income from operations	32,502	24,346	75,229	49,738
Other (expense) income
Interest expense, net	(6,529)	(3,564)	(13,134)	(7,439)
Other (expense) income, net	(1,972)	510	(2,174)	658
Share of net loss of equity method investee	(1,109)	—	(1,109)	—
Gain in fair value of warrant liability	—	—	—	9,905
Total (expense) income, net	(9,610)	(3,054)	(16,417)	3,124
Net income before income tax	22,892	21,292	58,812	52,862
Income tax provision	5,149	4,654	14,319	9,205
Net income	$17,743	$16,638	$44,493	$43,657
Net income per share
Basic	$0.10	$0.08	$0.25	$0.23
Diluted	$0.10	$0.08	$0.24	$0.17
Weighted-average shares outstanding:
Basic	176,756,006	195,973,149	179,999,197	192,887,556
Diluted	178,957,573	199,836,986	181,983,753	200,459,680
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)
(in thousands, except per share amounts and share data)

	Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	185,034,502	$18	—	$—	$144,049	$(97,061)	$47,006
Net income	—	—	—	—	—	26,750	26,750
Stock-based compensation	—	—	—	—	13,793	—	13,793
Vested restricted stock units, net of withholding tax	453,978	—	—	—	3,898	—	3,898
Exercise of stock options	9,908	—	—	—	65	—	65
Prepaid written put options	(1,594,650)	—	—	—	10,930	—	10,930
Accelerated share repurchase	(3,439,381)	—	—	—	(50,000)	—	(50,000)
Forward repurchase transactions	(3,265,846)	—	—	—	(50,635)	—	(50,635)
Excise tax on share repurchases	—	—	—	—	(968)	—	(968)
Balance at March 31, 2026	177,198,511	$18	—	$—	$71,132	$(70,311)	$839
Net income	—	—	—	—	—	17,743	17,743
Stock-based compensation	—	—	—	—	16,741	—	16,741
Vested restricted stock units, net of withholding tax	680,186	—	—	—	(8,671)	—	(8,671)
Exercise of stock options	164,622	—	—	—	661	—	661
Prepaid written put options	—	—	—	—	21,293	—	21,293
Accelerated share repurchase	(4,217,927)	(1)	—	—	(59,999)	—	(60,000)
Excise tax on share repurchases	—	—	—	—	(344)	—	(344)
Balance at June 30, 2026	173,825,392	$17	—	$—	$40,813	$(52,568)	$(11,738)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited) (continued)
(in thousands, except per share amounts and share data)

	Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	178,567,403	$18	1,373,736	$(14,295)	$74,519	$(191,812)	$(131,570)
Net income	—	—	—	—	—	27,019	27,019
Stock-based compensation	—	—	—	—	6,282	—	6,282
Vested restricted stock units, net of withholding tax	770,713	—	325,047	(5,515)	7,783	—	2,268
Exercise of stock options	133,581	—	—	—	616	—	616
Exercise of warrants	30,733,623	3	—	—	556,337	—	556,340
Repurchase and retirement of common stock under the stock repurchase program	(8,268,937)	(1)	—	—	(141,138)	—	(141,139)
Balance at March 31, 2025	201,936,383	$20	1,698,783	$(19,810)	$504,399	$(164,793)	$319,816
Net income	—	—	—	—	—	16,638	16,638
Stock-based compensation	—	—	—	—	8,407	—	8,407
Vested restricted stock units, net of withholding tax	1,123,567	—	476,991	(9,958)	4,990	—	(4,968)
Exercise of stock options	165,568	—	—	—	785	—	785
Repurchase and retirement of common stock	(7,727,020)	(1)	—	—	(152,987)	—	(152,988)
Balance at June 30, 2025	195,498,498	$19	2,175,774	$(29,768)	$365,594	$(148,155)	$187,690
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$44,493	$43,657
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	35,633	27,476
Gain in fair value of warrant liability	—	(9,905)
Amortization of debt discount and issuance costs	595	447
Depreciation and amortization	1,878	6,545
Share of net loss of equity method investee	1,109	—
Provision for expected credit losses	785	69
Non-cash lease expense	1,459	1,396
Changes in operating assets and liabilities:
Accounts receivable	(1,690)	(7,555)
Prepaid expenses and deferred charges	(3,895)	(4,103)
Other current assets	(1,963)	901
Other assets	(405)	(118)
Accounts payable	1,436	(1,561)
Accrued expenses and other current liabilities	(4,342)	3,955
Deferred revenue	633	1,799
Lease liability	(1,454)	(1,523)
Other liabilities	—	(169)
Net cash provided by operating activities	74,272	61,311
Investing activities
Purchases of property and equipment	(32)	(316)
Loans to equity method investee	(4,000)	—
Additions to capitalized software development costs	(4,423)	(1,192)
Net cash used in investing activities	$(8,455)	$(1,508)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Financing activities
Proceeds from the exercise of stock options	$726	$1,401
Principal payments on debt	(10,000)	(7,500)
Payment for the purchase of Equity Instruments	(159,925)	—
Settlement of Equity Instruments	32,223	—
Withholding taxes paid on stock-based compensation	(9,382)	(15,430)
Repurchases of common stock under the stock repurchase program	—	(290,667)
Proceeds from the exercise of warrants	—	314,124
Payment for redemption of warrants	—	(58)
Net cash (used in) provided by financing activities	(146,358)	1,870
Net (decrease) increase in cash, cash equivalents and restricted cash	(80,541)	61,673
Cash, cash equivalents and restricted cash, beginning of the period	87,650	59,757
Cash, cash equivalents and restricted cash, end of the period	$7,109	$121,430

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,504	$120,825
Restricted cash	605	605
Cash, cash equivalents and restricted cash	$7,109	$121,430

Supplemental disclosure of cash flow information:
Cash interest paid	$13,566	$7,011
Income taxes paid	$3,834	$1,340
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$143	$99
Supplemental disclosure of non-cash financing activities:
Issuance of common stock for the settlement of KPI Awards	$5,059	$3,609
Withholding taxes on stock-based compensation accrued but not paid	$450	$66
Issuance of common stock for the settlement of certain performance stock unit liability-classified awards	$—	$9,163
Issuance of common stock for the cashless exercise of warrants	$—	$63,029
Issuance of common stock for the exercise of warrants	$—	$179,186
Repurchase of common stock committed but not settled	$—	$3,460
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
Grindr was originally incorporated in the Cayman Islands on July 27, 2020, under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combinations with one or more businesses or entities. On May 9, 2022, Grindr Group LLC and its subsidiaries (“Legacy Grindr”) entered into an Agreement and Plan of Merger (as amended on October 5, 2022, the “Merger Agreement”) with Tiga, in which Legacy Grindr would become a wholly owned subsidiary of Tiga (the “Business Combination”). On November 17, 2022, Tiga was redomiciled to the United States. Upon the consummation of the Business Combination on November 18, 2022 (the “Closing”), Tiga was renamed to “Grindr Inc.”
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results expected for the full year ending December 31, 2026. Comprehensive income equaled net income for the three and six months ended June 30, 2026, and 2025.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its condensed consolidated financial statements in accordance with U.S. GAAP. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill, indefinite-lived intangible assets, equity method investment, and loan receivable; the fair value of common stock warrant liabilities; valuation allowance for deferred tax assets; legal contingencies; the incremental borrowing rate for the Company’s leases; and the valuation of stock-based compensation.
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
Equity Method Investment and Loan Receivable from Equity Method Investee
The Company utilizes the equity method to account for an investment when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net income or loss. The Company has elected to record its share of equity in income (losses) of its equity method investee on a one-quarter lag based on the most recently available financial statements.
The Company accounts for the loan receivable from its equity method investee at its stated principal amount. Interest income is accrued based on the contractual term. The Company applies Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments to the loan receivable from its equity method investee. The Company utilizes the probability of default method to estimate current expected credit losses.

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
App-Based Revenue
App-based revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month, and twelve-month lengths. Subscription revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period. App-based revenue also consists of consumables revenue generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Consumables are activated upon purchase and are available to use for the customer for a short duration, generally, within one day. Revenue from consumables is recognized upon usage of the consumable. App-based revenue is recorded net of taxes, credits, and chargebacks. Customers pay in advance, primarily through mobile app stores. Subject to certain conditions identified in the Company’s terms and conditions, generally all purchases are final and nonrefundable.
Advertising Revenue
Advertising revenue includes revenue from contractual relationships the Company has with third-party advertising service providers and also directly with advertisers to display advertisements on the Grindr platform. For all advertising arrangements, the Company’s performance obligation is to provide the inventory for advertisements to be displayed on the Grindr platform. For contracts made directly with advertisers, the Company is also obligated to serve the advertisements on the Grindr platform. Providing the advertising inventory and serving the advertisement is considered a single performance obligation, as the advertiser cannot benefit from the advertising space without its advertisements being displayed.
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
As of June 30, 2026, and December 31, 2025, the accounts receivable balances, net of allowances, were $69,651 and $67,946, respectively. The opening balance of accounts receivable, net of allowances, was $49,599 as of January 1, 2025.
Deferred Revenue
Deferred revenue consists of payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the terms of the applicable

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
subscription period or expected completion of the performance obligation, which range from one week to twelve months. As of June 30, 2026, and December 31, 2025, the deferred revenue balances were $24,918 and $24,285, respectively. The opening balance of deferred revenue was $19,970 as of January 1, 2025.
For the three and six months ended June 30, 2026, the Company recognized $3,947 and $21,567, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2025. For the three and six months ended June 30, 2025, the Company recognized $3,467 and $17,322, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2024.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
App-based revenue	$113,267	$86,948	$219,923	$167,025
Advertising revenue	24,871	17,272	48,156	31,133
	$138,138	$104,220	$268,079	$198,158

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic (1)	$78,777	$60,416	$152,813	$115,694
International	59,361	43,804	115,266	82,464
	$138,138	$104,220	$268,079	$198,158
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
The CODM assesses performance for the Company’s single operating segment based on net income that is also reported on the condensed consolidated statement of operations as “Net income”. Significant segment expenses that are regularly reviewed by the CODM include: cost of revenue; stock-based compensation; employee compensation (e.g. payroll, benefits, and commissions) and contractor expense, excluding stock-based compensation; sales and marketing expense, excluding commissions; professional services expense; and general and administrative expense (all other non-compensation corporate overhead). The measure of segment assets is reported on the condensed consolidated balance sheets as “Total assets”. Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Information about the Company's single reportable segment revenue, segment net income, and significant segment expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$138,138	$104,220	$268,079	$198,158
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	34,567	27,408	67,162	51,950
Employee compensation and contractor expense, excluding stock-based compensation expense	28,494	18,238	51,137	36,978
Stock-based compensation expense	20,625	16,529	35,633	27,476
Sales and marketing expense	8,222	3,013	12,303	4,914
Professional services expense	5,212	6,980	11,457	11,994
Other general and administrative expense	7,621	4,638	13,280	8,563
Depreciation and amortization	895	3,068	1,878	6,545
Total operating expenses	105,636	79,874	192,850	148,420
Income from operations	32,502	24,346	75,229	49,738
Interest expense, net	6,529	3,564	13,134	7,439
Other expense (income), net (1)	3,081	(510)	3,283	(10,563)
Income tax provision	5,149	4,654	14,319	9,205
Net income	$17,743	$16,638	$44,493	$43,657
(1)Other expense (income), net includes the Company’s share of net loss of equity method investee, gain in fair value of warrant liability, and other expense (income), net.
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
3.Equity Method Investment
In 2025, the Company invested in a start-up to develop and commercialize artificial intelligence technologies for consumer applications. As the Company exerts significant influence but is not deemed to control the start-up, it accounted for its investment as an equity method investment that was not material as of June 30, 2026 and December 31, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
In conjunction with its investment, the Company entered into a $4,000 revolving credit facility with the start-up. Loans under the revolving credit facility bear interest at daily simple Secured Overnight Financing Rate (“SOFR”) plus 5.5%, accruing daily and compounding quarterly into the principal amount. On April 30, 2026, the start-up drew in full upon the facility, with a principal balance of $4,000 issued at par (the “Member Loan”) with a maturity date on April 30, 2030. During the three months ended June 30, 2026, the Company recognized a provision on credit loss related to the Member Loan of $800. As of June 30, 2026, the Member Loan balance, net of allowances, was $3,200 which was recorded as “Equity method investment and loan receivable, net” on the condensed consolidated balance sheets.
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Employee compensation and benefits	$13,975	$16,370
Accrued professional service and contractor fees	5,078	2,923
Income and other taxes payable	4,038	3,266
Accrued legal contingencies (see Note 14)	2,646	6,471
Accrued marketing and branding expense	2,003	875
Accrued infrastructure expense	1,996	2,093
Lease liability, short-term	1,363	2,155
Accrued legal service fees	1,335	1,679
Accrued interest payable	1,114	1,204
Other accrued expenses	2,899	1,930
	$36,447	$38,966
5.Debt
Total debt for the Company is comprised of the following:

	June 30, 2026	December 31, 2025
Senior Term Loan Facility	$390,000	$400,000
Less: unamortized debt issuance and discount costs	(3,680)	(4,141)
Total debt	386,320	395,859
Less: current maturities of long-term debt	(20,000)	(20,000)
Long-term debt	$366,320	$375,859
2023 Credit Agreement
On November 28, 2023, a wholly owned subsidiary of the Company, Grindr Capital LLC (“Grindr Capital” or the “Borrower”), as borrower, entered into a credit agreement with the Company and certain other wholly owned subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The credit agreement provided for a (i) $300,000 senior secured term loan facility (“Senior Term Loan Facility”), and (ii) $50,000 senior secured revolving credit facility (“Senior Revolving Facility,” and together with the Senior Term Loan Facility, the “2023 Credit Facilities”) (with a $15,000 letter of credit sublimit and a $10,000 swingline loan sublimit). Grindr Capital has the option to request that lenders increase the amount available under the Senior Revolving Facility by, or obtain incremental term loans of, up to $100,000, subject to the terms of the credit agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
On December 16, 2025, the Borrower and the Company entered into a first amendment to the 2023 Credit Agreement (the “Amendment”, and collectively, the “2023 Credit Agreement”). Pursuant to the Amendment, among other things, (i) the senior secured loan facility increased by $100,000 to $400,000 (the “Amended Term Loan Facility”); (ii) the senior secured revolving credit facility increased by $150,000 to $200,000 (the “Amended Revolving Facility”) and the letter of

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
credit sublimit thereunder increased by $30,000 to $45,000; and (iii) the maturity date of the Amended Term Loan Facility and the Amended Revolving Facility was extended from November 28, 2028 to January 1, 2031. The borrowing under the Amendment otherwise has the same terms as the 2023 Credit Agreement.
On December 16, 2025, the Borrower borrowed the full amount of the Amended Term Loan Facility and used a portion of the proceeds to repay the existing full outstanding obligations under the 2023 Credit Agreement and to pay related fees and expenses. As of June 30, 2026, and December 31, 2025, the Borrower did not have any outstanding borrowings amount under the Amended Revolving Facility.
Unused commitments under the 2023 Credit Agreement amounted to $200,000 as of June 30, 2026, and December 31, 2025. As of June 30, 2026, and December 31, 2025, there were no swingline loans or letters of credit outstanding under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at Grindr Capital’s option, (i) the highest of the Prime Rate (as defined in the 2023 Credit Agreement), the Federal Funds Rate (as defined in the 2023 Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the 2023 Credit Agreement) plus 1.0% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. The interest rate in effect for 2023 Credit Agreement, other than swingline loans, as of June 30, 2026, and December 31, 2025, was 6.5% and 6.6%, respectively.
Swingline loans under the 2023 Credit Agreement bear interest at the Alternate Base Rate plus the applicable margin. The applicable margin will be based upon the total net leverage ratio (as defined in the 2023 Credit Agreement) of the Company.
Grindr Capital will also be required to pay a commitment fee for the unused portion of the Senior Revolving Facility, which will range from 0.375% to 0.5% per annum, depending on the total net leverage ratio of the Company. For the three and six months ended June 30, 2026, the Company’s commitment fees were not significant.
The Senior Term Loan Facility will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of the effective date of the Amendment, until the final maturity date on January 1, 2031. The Senior Term Loan Facility may also be prepaid, in whole or in part, at any time and from time to time, without prepayment premiums. Any borrowing under the Senior Revolving Facility may be repaid, in whole or in part, at any time and from time to time, subject to prior notice and accompanied by accrued interest and break funding payments, and any amounts repaid may be reborrowed, in each case, until the maturity date on January 1, 2031.
Mandatory prepayments are required under the Senior Revolving Facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the Senior Term Loan Facility in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and six months ended June 30, 2026, and 2025 the Company was not required to make any mandatory prepayments.
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
For the three and six months ended June 30, 2026, the Company did not incur debt issuance costs in conjunction with the 2023 Credit Agreement. The amortization of such debt issuance costs is included in “Interest expense, net” on the condensed consolidated statements of operations.
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
The 2023 Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents, and sale and leaseback transactions. At June 30, 2026, and December 31, 2025, the Company was in compliance with the financial covenants under the 2023 Credit Agreement.
Fair value
The fair values of the Company’s 2023 Credit Agreement balances are measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair value of the 2023 Credit Agreement balances as of June 30, 2026, and December 31, 2025, were $388,245 and $398,000, respectively.
6.Leases
Operating Leases
Company as a lessee
The Company enters into operating leases in the normal course of business, primarily for office space. As of June 30, 2026, the Company had five operating leases with remaining lease terms of less than one year to four years.
In conjunction with one of the operating leases, the Company secured a letter of credit which has a balance of $605, as of June 30, 2026, and December 31, 2025, the balance was recorded as “Restricted cash” on the condensed consolidated balance sheets.
Components of lease cost included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$724	$834	$1,583	$1,549
Short-term lease cost	62	78	128	224
Sublease income	(56)	(169)	(225)	(337)
Total lease cost	$730	$743	$1,486	$1,436
Supplemental cash flow information related to the leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,578	$1,678
Right-of-use assets obtained in exchange for lease liabilities:
New operating leases entered into during the period	$—	$1,703
Operating lease modification	—	663
	$—	$2,366
Supplemental balance sheet information related to the leases is as follows:

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)

	June 30, 2026	December 31, 2025
Assets:
Right-of-use assets	$3,264	$4,723
Liabilities:
Accrued expenses and other current liabilities	$1,363	$2,155
Lease liability, long-term portion	1,912	2,574
Total operating lease liabilities	$3,275	$4,729
Weighted average remaining operating lease term (years)	2.4	2.5
Weighted average operating lease discount rate	6.9%	7.1%
The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities are as follows:

Remainder of 2026	$621
2027	1,386
2028	1,001
2029	585
Thereafter	—
Total lease payments	$3,593
Less: imputed interest	(318)
Total lease liabilities	$3,275
As of June 30, 2026, the Company has entered into one lease agreement that had not yet commenced for a term of 5 years with minimum lease payments of $3,130. The lease is expected to commence in the third quarter of 2026.
There were no leases with residual value guarantees as of June 30, 2026.
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
The Warrants were remeasured to their fair value on each exercise date or on the Redemption Date if the Warrants remained unexercised. The change in fair value for the three and six months ended June 30, 2025, was zero and a gain of

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
$9,905, respectively. The change in fair value is recognized in the condensed consolidated statements of operations. There were no outstanding Warrants since the Redemption Date.
8.Stockholders’ (Deficit) Equity
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
During the three and six months ended June 30, 2026, the Company did not repurchase shares from open market transactions. During the three months ended June 30, 2025, the Company repurchased and retired 7,727,020 shares of the Company’s common stock from the open market for an aggregate purchase price of $152,988, which equates to an average price of $19.80 per share. During the six months ended June 30, 2025, the Company repurchased and retired 15,995,957 shares of the Company’s common stock from the open market for an aggregate purchase price of $294,127, which equates to an average price of $18.39 per share.
In connection with the Stock Repurchase Program, the Company entered into prepaid written put option transactions, accelerated share repurchase transactions, and forward repurchase transactions (collectively, the “Equity Instruments”) detailed as follows:
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
During the three months ended June 30, 2026, certain transactions from the prepaid written put options were settled, for which the Company received no shares and was paid a cash amount of $21,293 upon expiration of certain transactions. During the six months ended June 30, 2026, certain transactions from the prepaid written put options were settled and the Company received 1,594,650 shares at an effective purchase price of $12.11 per share, and was paid a cash amount of $32,223 upon expiration of certain transactions. The prepaid written put options were fully settled and expired as of June 30, 2026.
Accelerated Share Repurchases
During the first quarter of 2026, the Company entered into an accelerated share repurchase transaction with a major financial institution (the “March ASR”) to repurchase an aggregate of $50,000 of the Company’s common stock. At inception, the Company made an initial payment of $50,000 and received and immediately retired 3,439,381 shares of the Company’s common stock, representing 80% of the dollar amount of the transaction based on the closing share price of

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
$11.63 at inception. Final settlement of the transactions under the March ASR is expected to occur no later than the third quarter of 2026.
During the second quarter of 2026, the Company entered into an accelerated share repurchase transaction with a major financial institution (the “June ASR” and, together with the March ASR, the “ASRs”) to repurchase an aggregate of $60,000 of the Company’s common stock. At inception, the Company made an initial payment of $60,000 and received and immediately retired 4,217,927 shares of the Company’s common stock, representing 80% of the dollar amount of the transaction based on the closing share price of $11.38 at inception. Final settlement of the transactions under the June ASR is expected to occur no later than the third quarter of 2026.
The total number of shares the Company will ultimately repurchase will be based on the volume-weighted average price per share of the Company’s common stock over the term of the ASRs, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASRs.
Both the March ASR and June ASR were accounted for as two distinct transactions: (1) an immediate repurchase and retirement of common stock; and (2) a forward contract indexed to the Company’s stock. The forward contracts represent the remaining shares to be delivered by the financial institution. Both transactions were recorded as a reduction of “Additional Paid-in Capital” in the condensed consolidated statements of stockholders’ (deficit) equity.
Forward Repurchase Transactions
During the first quarter of 2026, the Company entered into certain forward repurchase transactions with a major financial institution (the “FRTs”) to repurchase an aggregate of $50,000 of the Company’s common stock. The Company made an aggregate payment of $49,925 and following an initial measurement period retired an aggregate of 3,265,846 shares of the Company’s common stock, representing 80% of the notional amount of the transactions based on the volume-weighted average price per share of the Company’s common stock over that initial measurement period.
The total number of shares the Company will ultimately repurchase under the FRTs will be based on the volume-weighted average price per share of the Company’s common stock on the applicable valuation dates, subject to upper and lower price thresholds that limit the range of shares deliverable. Final settlement of the FRTs is expected to occur no later than the third quarter of 2026.
The FRTs were accounted for as two distinct transactions: (1) an immediate repurchase and retirement of common stock; and (2) a forward contract that was assessed as a hybrid instrument. The embedded settlement features of the hybrid instrument were not considered indexed to the Company’s stock under ASC 815-40 and as such were separately accounted for as a bifurcated derivative. The fair value of the Company’s common stock immediately retired and the remaining host component of the forward contract were recorded as a reduction of “Additional Paid-in Capital” in the condensed consolidated statements of stockholders’ (deficit) equity. The fair value of the bifurcated derivative as of June 30, 2026, was $1,392 recorded as “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets. The

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
loss in fair value for the three and six months ended June 30, 2026, was $1,011 and $681, respectively, and were recorded in “Other (expense) income, net” in the condensed consolidated statement of operations.
Share repurchase activity summary
The table below is a plan-to-date summary of the Company’s repurchase program activity as of June 30, 2026:

	Aggregate Price	Repurchased Shares	Average Price Per Share
Authorized amount	$900,000

Open market repurchases	$450,506	25,129,829	$17.93
Equity Instruments:
Prepaid written put options	19,306	1,594,650	$12.11
Accelerated share repurchases	88,000	7,657,308	$11.49
Forward repurchase transactions	39,940	3,265,846	$12.23
Total repurchases	$597,752	37,647,633	$15.88

Available for repurchase	$302,248
9.Stock-based Compensation
Stock-based compensation expense is related to the grant of restricted units under the Company’s Amended and Restated 2022 Equity Incentive Plan and the grant of stock options under the 2020 Equity Incentive Plan (“2020 Plan”). In June 2026, the Company stockholders approved the amendment and restatement of the Company's Amended and Restated 2022 Equity Incentive Plan (as amended and restated in June 2026, the “2022 Plan”) to, among other things, increase the number of shares reserved for issuance thereunder by 11,600,000 shares from 16,624,700 shares to 28,224,700 shares. The 2022 Plan became effective immediately upon stockholder approval at the Company’s 2026 annual meeting of stockholders held on June 2, 2026.
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
During the second quarter of 2026, a liability-classified PSU was modified to adjust the dollar value allocated to each target while the total dollar value of the award remained the same. This award was remeasured to its fair value at the end of the financial reporting period.
During the first quarter of 2025, the Company achieved a certain market capitalization threshold, upon which the Company issued an aggregate of 228,785 fully vested RSUs with a total fair value of $4,173.
No other liability-classified PSUs were granted or forfeited during the three and six months ended June 30, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company used the Monte Carlo simulation model to value the market conditions within the liability-classified awards. The key inputs into the Monte Carlo simulation as of June 30, 2026, and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Expected term (in years)	2.8 - 4.5	2.0 - 5.0
Expected stock price volatility (1)	50.0% - 55.0%	45.0% - 55.0%
Risk-free interest rate (2)	4.1% - 4.2%	3.4% - 3.7%
Expected dividend yield (3)	—%	—%
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
In April 2025, the Compensation Committee approved KPI awards and measurement frameworks related to the fiscal year ending December 31, 2025 (“2025 KPIs”). As of June 30, 2025, the liability was measured based on a probability weighted approach and $897 was accrued and recorded in “Other non-current liabilities” in the condensed consolidated balance sheet. For each of the three and six months ended June 30, 2025, stock-based compensation expense of $897 related to the service provided from the grant date through June 30, 2025, were recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations. In March 2026, the Compensation Committee determined that as of December 31, 2025, the 2025 KPIs as approved by the Compensation Committee were achieved. A total of 415,724 shares were issued in the first quarter of 2026 with a total fair value of $5,059. Stock-based compensation expense of $918 related to the service provided through to the date of issuance was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
In April 2026, the Compensation Committee approved KPI awards and measurement frameworks related to the fiscal year ending December 31, 2026 (“2026 KPIs”). As of June 30, 2026, the liability was measured based on a probability weighted approach and $1,534 was accrued and recorded in “Other non-current liabilities” in the condensed consolidated balance sheet. For the three months ended June 30, 2026, stock-based compensation expense of $1,534 related to the service provided from the grant date through June 30, 2026, was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
No KPI awards were forfeited during the three and six months ended June 30, 2026, and 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Non-Employee Director and Employee Awards
Time-based awards and PSUs activity
A summary of the unvested equity-classified time-based awards and PSUs activity during the six months ended June 30, 2026, is as follows:

	Number of Shares		Weighted Average Grant Date Fair Value
	Time-based	PSUs	Time-based	PSUs
Outstanding at December 31, 2025	10,301,593	919,750	$13.85	$12.07
Granted	4,084,748	5,250	$12.51	$11.32
Vested	(1,507,081)	—	$14.89	$—
Forfeited	(526,904)	(60,750)	$11.03	$12.83
Outstanding at June 30, 2026	12,352,356	864,250	$13.49	$12.01
2020 Plan
Stock options
A summary of the stock option activity during the six months ended June 30, 2026, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	325,544	$4.96
Exercised	(174,530)	$4.16
Forfeited or expired	(12,011)	$7.99
Outstanding at June 30, 2026	139,003	$5.70
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative expense	$14,312	$13,714	$24,706	$23,425
Product development expense	6,313	2,815	10,927	4,051
	$20,625	$16,529	$35,633	$27,476
Stock-based compensation expense that was capitalized as an asset was $636 and $1,162 for the three and six months ended June 30, 2026, respectively. Stock-based compensation expense that was capitalized as an asset was $17 and $83 for the three and six months ended June 30, 2025, respectively.
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
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the OBBBA did not have a significant impact on the Company’s total tax provision as of June 2026, the Company is still evaluating its position on the elective provisions of the law and the potential impacts of those elections on the condensed consolidated financial statements.
During the second quarter of 2026, pursuant to provisions under the Inflation Reduction Act, the Company purchased $13,035 of transferable federal tax credits from a third party for $11,862, reflecting a negotiated discount. The Company recorded a discrete income tax benefit of $1,173 during the three months ended June 30, 2026, representing the difference between the credits’ notional value and the purchase price.
For the three and six months ended June 30, 2026, the Company recorded an income tax provision of $5,149 and $14,319, respectively. For the three and six months ended June 30, 2025, the Company recorded an income tax provision of $4,654 and $9,205, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21.0% because of the impact from nondeductible officer compensation, state and local income taxes, the foreign derived intangible income deduction, and the research and development credit.
11.Net Income Per Share
The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$17,743	$16,638	$44,493	$43,657
Gain on fair value of warrant liabilities	—	—	—	(9,905)
Net income adjusted for gain on fair value of warrant liabilities	$17,743	$16,638	$44,493	$33,752

Denominator:
Basic weighted average shares of common shares outstanding	176,756,006	195,973,149	179,999,197	192,887,556
Diluted effect of stock-based awards	2,201,567	3,789,896	1,836,248	3,702,120
Diluted effect of KPI awards	—	—	148,308	91,363
Diluted effect of warrants	—	—	—	3,685,883
Diluted effect of market condition equity awards	—	73,941	—	92,758
Diluted weighted average shares of common shares outstanding	178,957,573	199,836,986	181,983,753	200,459,680

Net income per share
Basic	$0.10	$0.08	$0.25	$0.23
Diluted	$0.10	$0.08	$0.24	$0.17

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The following table presents the potential shares that are excluded from the computation of diluted net income per share and income per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Time-based RSUs	3,217,773	—	4,828,505	—
Shares issuable pursuant to the PSUs and 2026 KPI awards are not included in the table above, as the vesting condition criterion have not yet been achieved. Such shares are therefore not included in the Company’s calculation of basic or diluted net income per share.
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,734	$4,734	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$39,252	$39,252	$—	$—
Money market funds and U.S. treasury bills
The money market funds and U.S. treasury bills are classified within Level 1 as these securities are traded on an active public market.
Common stock warrant liabilities
The Warrants were accounted for as a liability in accordance with ASC 815, Derivatives and Hedging (see Note 7). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.
The Company used Level 1 inputs for valuing the Public Warrants and Level 2 inputs for valuing the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market. See Note 7 for additional information on the Company’s Warrants.
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

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
13.Related Parties
See Note 3 for additional information regarding a loan with a related party.
Warrants redemption
In connection with the Company’s redemption of Warrants as discussed in Note 7, two members of the Board, at the time of the redemption of the Warrants, exercised an aggregate of 15,984,566 Warrants, of which, (i) 1,336,124 Warrants were exercised on a cashless basis in exchange for the issuance of 482,340 shares of common stock; and (ii) 14,648,442 Warrants were exercised for cash in exchange for the issuance for an aggregate of 14,648,442 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $168,467.
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
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine. In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK. In October 2025, the Norwegian Appeals Court upheld the administrative fine of 65,000 NOK. Grindr LLC received an invoice for the fine from the Norwegian state collection agency in January 2026 and in February 2026, Grindr LLC paid the principal amount of the fine. The invoice also purports to impose 16,800 NOK (the equivalent of approximately $1,692 using the exchange rate as of June 30, 2026) in interest fees to Grindr LLC in addition to the principal of the fine. Based on the information currently available, Grindr LLC disputes the asserted interest on the Norwegian administrative fine.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent and seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. After various filings, the parties reached a settlement in February 2025, which was approved by the court in July 2025. In February 2026, the Israeli Attorney General submitted objections to the Court regarding the proposed settlement. Grindr submitted its response to the Attorney General’s position in April 2026. As of June 30, 2026, the Court has not yet ruled on the proposed settlement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to the unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements,” and under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and any updates thereto set forth in Quarterly Reports on Form 10-Q filed thereafter.
Overview
Grindr Inc.’s (“Grindr”, “we”, “us”, “our” or the “Company”) mission is to build the Global Gayborhood in Your Pocket™, and, through our success, to make a world where the lives of our global LGBTQ community are free, equal, and just. We manage and operate the Grindr platform, a global social networking platform primarily serving and addressing the needs of gay, bisexual, and sexually explorative adults around the world. We had 1.4 million Average Paying Users for the three and six months ended June 30, 2026, as compared to 1.2 million Average Paying Users for the three and six months ended June 30, 2025. Through gayborhood expansion initiatives, we are developing new products for users to engage with through the Grindr platform, which include new partnership-based digital versions of services typically found in physical gayborhoods. Our social impact division, Grindr for Equality, advances human rights, health, and safety for millions of lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) people in partnership with organizations in every region of the world.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products. A substantial portion of our revenue is from app-based revenue representing 82.0% and 83.4% of total revenue for the three months ended June 30, 2026, and 2025, respectively, and 82.0% and 84.3% of total revenue for the six months ended June 30, 2026, and 2025, respectively. App-based revenue is derived from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We also offer consumables on a pay-per-use, or a-la-carte, basis. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the gay, bisexual, transgender, and queer (“GBTQ”) social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and consumable purchases, we also generate advertising revenue representing 18.0% and 16.6% of total revenue for the three months ended June 30, 2026, and 2025, respectively, and 18.0% and 15.7% of total revenue for the six months ended June 30, 2026, and 2025, respectively. Advertising revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities to advertisers, including in-app banners, full-screen interstitials, and other customized units, typically sold on a cost per mille (“CPM”) basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
We generated $138.1 million and $104.2 million of revenue for the three months ended June 30, 2026, and 2025, respectively, and we generated $268.1 million and $198.2 million of revenue for the six months ended June 30, 2026, and 2025, respectively, representing a period-over-period growth of 32.5% and 35.3% as compared to the three-month and six-month periods in 2025, respectively.
We had 1.4 million and 1.2 million Average Paying Users, for the three and six months ended June 30, 2026, and 2025, respectively, representing a period-over-period growth of 16.1% and 17.2% as compared to the three-month and six-month periods in 2025, respectively.
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
Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Quarterly Report, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. In addition, on November 1, 2024, the local regional office of NLRB issued a complaint on the unfair labor practice charges. A hearing commenced in May 2025 and concluded in May 2026. The 2024 complaint and hearing that concluded in May 2026 are the first steps in the administrative process and the complaint is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Consolidated Results for the Three Months Ended June 30, 2026 and 2025
For the three months ended June 30, 2026, and 2025, we generated:
•Revenue of $138.1 million and $104.2 million, respectively. The increase for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was $33.9 million, or 32.5%.
•Net income of $17.7 million and $16.6 million, respectively. The increase for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was $1.1 million, or 6.6%. This resulted in a net income margin of 12.8% and 16.0%, respectively.
•Adjusted EBITDA of $57.6 million and $45.2 million, respectively. The increase for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was $12.4 million, or 27.4%. This resulted in an Adjusted EBITDA margin of 41.7% and 43.4%, respectively. See “Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.
Consolidated Results for Six Months Ended June 30, 2026 and 2025
For the six months ended June 30, 2026 and 2025, we generated:
•Revenue of $268.1 million and $198.2 million, respectively. The increase for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was $69.9 million, or 35.3%.
•Net income of $44.5 million and $43.7 million, respectively. The increase for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was $0.8 million, or 1.8%. This resulted in a net income margin of 16.6% and 22.0%, respectively.
•Adjusted EBITDA of $116.1 million and $85.9 million, respectively. The increase for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was $30.2 million, or 35.2%. This resulted in an Adjusted EBITDA margin of 43.3% and 43.3%, respectively. See “Non-GAAP Financial Measures—Adjusted EBITDA” below for more details on the calculations and reconciliations.

Operating and Financial Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except ARPPU)	2026	2025	2026	2025
Key Operating Metrics
Average Paying Users	1,422	1,225	1,403	1,197
Average App-Based Revenue per Average Paying User (“ARPPU”)	$26.51	$23.65	$26.07	$23.26

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Key Financial and Non-GAAP Metrics(1)
Revenue	$138,138	$104,220	$268,079	$198,158
App-based revenue	$113,267	$86,948	$219,923	$167,025
Advertising revenue	$24,871	$17,272	$48,156	$31,133
Net income	$17,743	$16,638	$44,493	$43,657
Net income margin	12.8%	16.0%	16.6%	22.0%
Adjusted EBITDA	$57,640	$45,207	$116,113	$85,896
Adjusted EBITDA Margin	41.7%	43.4%	43.3%	43.3%
Net cash provided by operating activities	$40,807	$37,518	$74,272	$61,311
Operating cash flow conversion	230.0%	225.5%	166.9%	140.4%
Free cash flow	$37,962	$36,638	$69,817	$59,803
Free cash flow conversion	65.9%	81.0%	60.1%	69.6%
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
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness, as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. For the three months ended June 30, 2026, and 2025, our Average Paying Users were 1.4 million and 1.2 million, respectively, representing an increase of 16.1% period-over-period. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we seek to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
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
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers, and product managers. As of June 30, 2026, we had 178 employees globally, 172 of which were full-time employees. We have continued to expand and enhance our team with new employees and contractors. In doing so, we grew the size of our engineering team, which includes a dedicated team of 33 contractors in Colombia as of June 30, 2026. We will continue to selectively supplement immediate capacity and product development needs with contractors, particularly in supporting our engineering function. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. We intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning. We believe that many people want to work at a company committed to creating a world that is fair, equal, and just for the global LGBTQ community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology market and believe our operating culture is a key differentiator in attracting, developing, and retaining high-performing employees.
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

International market pricing and changes in foreign exchange rates
The Grindr platform has MAUs in over 190 countries and territories. Our international revenue represents 43.0% and 42.0% of total revenue for the three months ended June 30, 2026, and 2025, respectively. We vary our pricing to align with relative value to local purchasing power and competitors. Our international business typically earns revenue in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
App-Based Revenue. App-based revenue is reported gross of distribution fees for subscriptions and consumables as we are the primary party obligated in our transactions with customers, and we act as the principal. Our subscription revenue is generated through the sale of subscriptions that are currently offered or renewed in one-week, one-month, three-month, six-month, and twelve-month periods. Customers pay in advance, primarily through mobile app stores, including Apple and Google Play, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Subscription revenues are recognized ratably over the term of the subscription. Consumables revenue is generated through the sale of an add-on feature on a pay-per-use, or a-la-carte, basis. Consumables are activated upon purchase and are available to use by the customer for a short duration, generally, within one day. Revenue from consumables is recognized upon usage of the consumable. App-based revenue is recorded net of taxes, credits, and chargebacks.
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
Share of net loss of equity method investee. Share of net loss of equity method investee consists of our proportionate share of losses from our investment in our equity method investee.
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
Results of Operations
Three and Six Months Ended June 30, 2026, Compared to Three and Six Months Ended June 30, 2025

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	% of Total Revenue	2025	% of Total Revenue	2026	% of Total Revenue	2025	% of Total Revenue
Revenue	$138,138	100.0%	$104,220	100.0%	$268,079	100.0%	$198,158	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,567	25.0%	27,408	26.3%	67,162	25.1%	51,950	26.2%
Selling, general and administrative expense	49,869	36.1%	36,457	35.0%	87,572	32.7%	66,697	33.7%
Product development expense	20,305	14.7%	12,941	12.4%	36,238	13.5%	23,228	11.7%
Depreciation and amortization	895	0.6%	3,068	2.9%	1,878	0.7%	6,545	3.3%
Total operating expenses	105,636	76.5%	79,874	76.6%	192,850	71.9%	148,420	74.9%
Income from operations	32,502	23.5%	24,346	23.4%	75,229	28.1%	49,738	25.1%
Other (expense) income
Interest expense, net	(6,529)	(4.7)%	(3,564)	(3.4)%	(13,134)	(4.9)%	(7,439)	(3.8)%
Other (expense) income, net	(1,972)	(1.4)%	510	0.5%	(2,174)	(0.8)%	658	0.3%
Share of net loss of equity method investee	(1,109)	(0.8)%	—	—%	(1,109)	(0.4)%	—	—%
Gain in fair value of warrant liability	—	—%	—	—%	—	—%	9,905	5.0%
Total (expense) income, net	(9,610)	(7.0)%	(3,054)	(2.9)%	(16,417)	(6.1)%	3,124	1.6%
Net income before income tax	22,892	16.6%	21,292	20.4%	58,812	21.9%	52,862	26.7%
Income tax provision	5,149	3.7%	4,654	4.5%	14,319	5.3%	9,205	4.6%
Net income	$17,743	12.8%	$16,638	16.0%	$44,493	16.6%	$43,657	22.0%
Net income per share
Basic	$0.10		$0.08		$0.25		$0.23
Diluted	$0.10		$0.08		$0.24		$0.17

Revenue
Revenue for the three months ended June 30, 2026, and 2025, was $138.1 million and $104.2 million, respectively. The increase in revenue period-over-period was $33.9 million, or 32.5%.
For the three months ended June 30, 2026, and 2025, app-based revenue was $113.3 million and $86.9 million, respectively. The increase in app-based revenue of $26.4 million, or 30.4%, was driven by the period-over-period increases in both ARPPU of $2.86 and Average Paying Users of 197 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers. There was continued period-over-period growth in our weekly XTRA and Unlimited subscriptions. ARPPU increased by 12.1%, or $2.86, to $26.51 for the three months ended June 30, 2026, from $23.65 for the three months ended June 30, 2025. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expanded our pricing experiments to a broader share of the subscriber base in key markets, with more purchasers choosing to shift into higher prices. For the three months ended June 30, 2026, Average Paying Users increased by 197 thousand, from 1.2 million for the three months ended June 30, 2025, to 1.4 million for the three months ended June 30, 2026.
For the three months ended June 30, 2026, and 2025, advertising revenue was $24.8 million and $17.3 million, respectively. The increase in advertising revenue of $7.5 million, or 43.4%, was primarily driven by strong CPMs across North America, third-party partnerships, as well as onboarding additional campaigns during the year.
Revenue for the six months ended June 30, 2026, and 2025, was $268.1 million and $198.2 million, respectively. The increase in revenue period-over-period was $69.9 million, or 35.3%.
For the six months ended June 30, 2026, and 2025, app-based revenue was $219.9 million and $167.1 million, respectively. The increase in app-based revenue of $52.8 million, or 31.6%, was driven by the period-over-period increases in both ARPPU of $2.81 and Average Paying Users of 206 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers. There was continued period-over-period growth in our weekly XTRA and Unlimited subscriptions. ARPPU increased by 12.1%, or $2.81, to $26.07 for the six months ended June 30, 2026, from $23.26 for the six months ended June 30, 2025. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expanded our pricing experiments to a broader share of the subscriber base in key markets, with more purchasers choosing to shift into higher prices. For the six months ended June 30, 2026, Average Paying Users increased by 206 thousand, from 1.2 million for the six months ended June 30, 2025, to 1.4 million for the six months ended June 30, 2026.
For the six months ended June 30, 2026, and 2025, advertising revenue was $48.2 million and $31.1 million, respectively. The increase in advertising revenue of $17.1 million, or 55.0%, was primarily driven by strong CPMs across North America, third-party partnerships, as well as onboarding additional campaigns during the year.
Cost of revenue
Cost of revenue for the three months ended June 30, 2026, and 2025, was $34.6 million and $27.4 million, respectively. The $7.2 million increase, or 26.3%, was primarily due to growth in distribution fees of $6.0 million (consistent with app-based revenue growth), and increased infrastructure costs of $0.9 million.
Cost of revenue for the six months ended June 30, 2026, and 2025, was $67.2 million and $52.0 million, respectively. The $15.2 million increase, or 29.2%, was primarily due to growth in distribution fees of $12.0 million (consistent with app-based revenue growth), and increased infrastructure costs of $2.5 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2026, and 2025, was $49.9 million and $36.5 million, respectively. The $13.4 million increase, or 36.7%, was primarily due to an increase of $6.1 million in salaries and benefits expense and an increase of $5.2 million in marketing expenses.
Selling, general and administrative expense for the six months ended June 30, 2026, and 2025, was $87.6 million and $66.7 million, respectively. The $20.9 million increase, or 31.3%, was primarily due to an increase of $7.4 million in marketing expenses; an increase of $7.0 million in salaries and benefits expense; and an increase of $1.8 million in professional, legal, and contractor fees.

Product development expense
Product development expense for the three months ended June 30, 2026, and 2025, was $20.3 million and $12.9 million, respectively. The $7.4 million increase, or 57.4%, was primarily due to an increase in personnel-related expenses of $7.4 million from the increased headcount, including an increase in stock-based compensation expense of $3.5 million.
Product development expense for the six months ended June 30, 2026, and 2025, was $36.2 million and $23.2 million, respectively. The $13.0 million increase, or 56.0%, was primarily due to an increase in personnel-related expenses of $12.8 million from the increased headcount, including an increase in stock-based compensation expense of $6.9 million.
Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2026, and 2025, was $0.9 million and $3.1 million, respectively. The $2.2 million decrease, or 71.0%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. All definite-lived intangible assets from the acquisition were fully amortized in June 2025.
Depreciation and amortization for the six months ended June 30, 2026, and 2025, was $1.9 million and $6.5 million, respectively. The $4.6 million decrease, or 70.8%, was primarily due to acquired intangibles amortization from an acquisition in June 2020. All definite-lived intangible assets from the acquisition were fully amortized in June 2025.
Interest expense, net
Interest expense, net for the three months ended June 30, 2026, and 2025, was $6.5 million and $3.6 million, respectively. The $2.9 million increase, or 80.6%, was primarily due to an increase in interest expense of $1.5 million from higher debt balances and a decrease in interest income of $1.4 million from our investment in U.S. treasury bills in the first quarter of 2025.
Interest expense, net for the six months ended June 30, 2026, and 2025, was $13.1 million and $7.4 million, respectively. The $5.7 million increase, or 77.0%, was primarily due to an increase in interest expense of $3.1 million from higher debt balances and a decrease in interest income of $2.6 million from our investment in U.S. treasury bills in the first quarter of 2025.
Other (expense) income, net
Other (expense) income, net for the three months ended June 30, 2026, and 2025, was expense of $2.0 million and income of $0.5 million, respectively. The $2.5 million change was primarily due to $1.0 million in fair value change in derivative instruments, and $0.8 million in credit loss recognized from a loan to our equity method investee.
Other (expense) income, net for the six months ended June 30, 2026, and 2025, was expense of $2.2 million and income of $0.7 million, respectively. The $2.9 million change was primarily due to $0.8 million in credit loss recognized from a loan to our equity method investee, and $0.7 million in fair value change in derivative instruments.
Share of net loss of equity method investee
Share of net loss of equity method investee represents our proportionate share of losses from our investment in our equity method investee, which is recorded on a one-quarter lag.
Gain in fair value of warrant liability
Gain in fair value of warrant liability represents the change in the fair value of our warrants between each reporting period or upon the exercise and redemption of our warrants. In February 2025, we completed the redemption of all outstanding warrants.

Income tax provision
Income tax provision for the three months ended June 30, 2026, and 2025, was $5.1 million and $4.7 million, respectively, resulting in an effective tax rate of 22.5% and 21.9%, respectively. The increase in effective tax rate was primarily due to Section 162(m) officer compensation.
Income tax provision for the six months ended June 30, 2026, and 2025, was $14.3 million and $9.2 million, respectively, resulting in an effective tax rate of 24.3% and 17.4%, respectively. The increase in effective tax rate was primarily due to the mark-to-market warrant liability adjustment, and Section 162(m) officer compensation.
Our effective tax rates in fiscal 2026 and future periods may fluctuate, as a result of changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net income
Net income for the three months ended June 30, 2026, and 2025, was $17.7 million and $16.6 million, respectively. Net income increased by $1.1 million.
Net income for the six months ended June 30, 2026, and 2025, was $44.5 million and $43.7 million, respectively. Net income increased by $0.8 million.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net income excluding income tax provision; interest expense, net; depreciation and amortization; stock-based compensation expense; equity method investee losses and related credit loss; change in fair value of warrant liability; and employee transition costs, litigation-related costs, transaction-related costs, and other items, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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

The following table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Reconciliation of net income to Adjusted EBITDA
Net income	$17,743	$16,638	$44,493	$43,657
Interest expense, net	6,529	3,564	13,134	7,439
Income tax provision	5,149	4,654	14,319	9,205
Depreciation and amortization	895	3,068	1,878	6,545
Litigation-related costs (1)	2,916	754	3,483	980
Transaction-related costs (2)	123	—	146	—
Stock-based compensation expense	20,625	16,529	35,633	27,476
Employee transition costs (3)	740	—	437	499
Equity method investee losses and related credit loss (4)	1,909	—	1,909	—
Change in fair value of warrant liability (5)	—	—	—	(9,905)
Other expense (6)	1,011	—	681	—
Adjusted EBITDA	$57,640	$45,207	$116,113	$85,896
Revenue	$138,138	$104,220	$268,079	$198,158
Net income margin	12.8%	16.0%	16.6%	22.0%
Adjusted EBITDA Margin	41.7%	43.4%	43.3%	43.3%
_________________
(1)Litigation-related costs that are unrelated to our core ongoing business operations primarily represent settlement expenses accrued and external legal fees associated with outstanding litigation or regulatory matters outside of the ordinary course.
(2)Transaction-related costs consist of legal, consulting, and other professional fees related to potential transactions.
(3)Employee transition costs relate to costs associated with the transition of our former Chief Financial Officer, and severance incurred for employees who elected not to relocate or participate in our RTO Plan and certain other severance arrangements.
(4)Equity method investee losses and related credit loss are related to our share of losses from our investment in our equity method investee and credit loss in relation to the loan receivable to our equity method investee.
(5)Change in fair value of warrant liability relates to the warrants that were remeasured upon exercise or redemption. In February 2025, we completed the redemption of all outstanding warrants.
(6)Other expense is related to change in fair value of the bifurcated derivative in our forward repurchase transactions entered into in the first quarter of 2026 that was remeasured as of June 30, 2026.
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

The following table presents the reconciliation of net cash provided by operating activities to free cash flow for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$40,807	$37,518	$74,272	$61,311
Less:
Capitalized development software costs and purchases of property and equipment	(2,845)	(880)	(4,455)	(1,508)
Free cash flow	$37,962	$36,638	$69,817	$59,803

Operating cash flow conversion (1)	230.0%	225.5%	166.9%	140.4%
Free cash flow conversion (2)	65.9%	81.0%	60.1%	69.6%
_________________
(1)Operating cash flow conversion represents net cash provided by operating activities as a percentage of net income.
(2)Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA.
Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2026
The following table summarizes our total cash and cash equivalents, and cash flows:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cash, and cash equivalents, including restricted cash (as of the end of period)	$7,109	$121,430

Net cash provided by (used in):
Operating activities	$74,272	$61,311
Investing activities	(8,455)	(1,508)
Financing activities	(146,358)	1,870
Net change in cash and cash equivalents	$(80,541)	$61,673
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
During the six months ended June 30, 2026, our operations provided $74.3 million of cash, which was primarily attributable to our net income of $44.5 million, adjusted for non-cash items, including $35.6 million in stock-based compensation and $1.9 million in depreciation and amortization, and the cash flow impact from a change in operating asset and liabilities of $11.7 million, primarily from a $4.3 million decrease in accrued expenses and other current liabilities due to timing of payments and a $1.7 million increase in accounts receivable due to increase in app-based revenue and advertising revenue during the year.
During the six months ended June 30, 2025, our operations provided $61.3 million of cash, which was primarily attributable to our net income of $43.7 million, adjusted for non-cash items, including $27.5 million in stock-based compensation, and $6.5 million in depreciation and amortization, partially offset by a $9.9 million gain in fair value of warrant liability, and the cash flow impact from a change in operating asset and liabilities of $8.4 million, primarily from $4.0 million increase in accrued expenses and other current liabilities due to timing of payments and $7.6 million increase in accounts receivable due to increase in app-based revenue and advertising revenue during the year.

Cash flows used in investing activities
Net cash used in investing activities for the six months ended June 30, 2026, consisted primarily of additions to capitalized software of $4.4 million and a loan to our equity method investee of $4.0 million.
Net cash used in investing activities for the six months ended June 30, 2025, consisted primarily of additions to capitalized software of $1.2 million.
Cash flows (used in) provided by financing activities
Net cash used in financing activities for the six months ended June 30, 2026, which was $146.4 million, was due to payments for purchasing equity instruments of $159.9 million, principal payments of debt of $10.0 million, and payments to tax authorities for employee equity awards of $9.4 million. The payments were offset by proceeds from the settlement of equity instruments of $32.2 million.
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
Sources of Liquidity
Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations and borrowings under our credit facilities. To the extent existing cash, investments, and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of additional indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain additional covenants that restrict operations, including our ability to raise additional capital. Any additional equity financing may be dilutive to existing stockholders. We may also enter into investment or acquisition transactions in the future, which could require us to seek additional equity financing, incur indebtedness, or use cash resources.
As of June 30, 2026, we had cash and cash equivalents of $6.5 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facility
See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
We have a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “Credit Agreement”) that governs a $400.0 million term loan facility and $200.0 million revolving loan facility. We borrowed the full $400.0 million under the term loan facility on December 16, 2025, and we had no amounts outstanding under the revolving credit facility as of June 30, 2026. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
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
The term loan will amortize on a quarterly basis at 1.25% of the aggregate principal amount outstanding as of December 16, 2025, the effective date of Amendment No. 1 to the Credit Agreement, until the final maturity date on January 1, 2031. Any borrowings under the revolving credit facility may be repaid, in whole or in part, at any time and from time to time without any other premium or penalty, and any amounts repaid under the revolving credit facility may be reborrowed, in each case, until the maturity date on January 1, 2031.
Mandatory prepayments are required under the revolving credit facility when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required under the term loan in connection with (i) certain asset dispositions and casualty events, in each case, to the extent the proceeds of such dispositions or casualty events exceed certain individual and aggregate thresholds and are not reinvested, and (ii) unpermitted debt transactions. For the three and six months ended June 30, 2026, and 2025, we were not required to make any mandatory repayments.
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
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025 to March 6, 2027. In February 2026, our Board of Directors authorized an increase in our stock repurchase program by an additional $400 million, and extended the repurchase period to March 6, 2029. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended the (“Exchange Act”).
During the six months ended June 30, 2026, we did not repurchase shares from the open market. During that period, we entered into transactions with a major financial institution to repurchase an aggregate of up to $160 million of shares of our common stock.
See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding additional equity instruments purchased by the Company. During the six months ended June 30, 2026, we repurchased and retired 12,517,804 shares of our common stock for an aggregate purchase price of $147.2 million. During the six months ended June 30, 2025, we repurchased and retired 15,995,957 shares of our common stock for an aggregate purchase price of $294.1 million, including commissions. As of June 30, 2026, $302.2 million in aggregate value of shares of our common stock remains available under the share repurchase program, excluding commissions.
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
As of June 30, 2026, we had debt outstanding under our Credit Agreement of $386.3 million. A hypothetical 100 basis point change in interest rates would result in a change in our pre-tax interest expense of approximately $1.0 million and $3.4 million for the three and six months ended June 30, 2026, respectively.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets. As a result, we are exposed to foreign exchange risk related to certain currencies, primarily the Euro and British Pound.
For the three months ended June 30, 2026, and 2025, international revenue accounted for 43.0% and 42.0% of our consolidated revenue, respectively, and for the six months ended June 30, 2026, and 2025, international revenue accounted for 43.0% and 41.6% of our consolidated revenue, respectively. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than our functional currency, the U.S. dollar. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could impact revenue and distort year-over-year comparability of operating results.
Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of June 30, 2026, and 2025. A hypothetical 10% change in Euro and British Pound, relative to the U.S. dollar, would have changed revenue by $3.3 million and $2.4 million for the three months ended June 30, 2026, and 2025, respectively, and by $6.3 million and $4.5 million for the six months ended June 30, 2026, and 2025, respectively, with all other variables held constant. This accounts for 2.4% and 2.3% of total revenue for the three months ended June 30, 2026, and 2025, respectively, and 2.4% and 2.4% of total revenue for the six months ended June 30, 2026, and 2025, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.
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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. We have revised the risk factors set forth below to reflect additional products we have begun to offer, or expect to offer soon, in connection with our Woodwork telehealth service.
We may not be able to successfully implement our new product and services roadmap, which could adversely impact our business, financial conditions or results of operations.
We are continually evaluating the changing consumer, market, and competitive environment of the community we serve and seeking to improve our performance by implementing a comprehensive and competitive business strategy addressing the needs and wants of our user base. Our product strategy continued to advance in the first half of 2026 and we expect to continue to launch a number of new products and services to some, if not all, users. There is no guarantee that our investment in new products and services, new features, feature innovations, and other initiatives will succeed or generate revenue or other benefits for us. New or innovative products, services, and features may provide temporary increases in engagement that may ultimately fail to attract and retain users over time such that they may not produce the long-term benefits that we expect. We may also introduce new products, services, features, terms of service, or policies and seek to find new, effective ways to show our community new and existing products and services and alert them to events and opportunities to connect that our users do not like. If our new or enhanced brands, products and services, or product extensions fail to engage users or marketing partners, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may materially adversely affect our business.
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
In 2025 we also began offering new products to serve the health and wellness needs of our users and expect to continue to expand these offerings and available products in the future. Products and services in health and wellness, including any new products or services we may offer, may subject us to increased regulation and costly compliance efforts. For additional information on certain of the risks associated with our health and wellness services and products see “—Risks Related to Regulation and Litigation—Compounded drug products and dietary supplements offered through our platform are subject to extensive regulation, which may expose us to fines, penalties, seizures and injunctions under the

Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations.” and “—Risks Related to Regulation and Litigation—We and our partners are subject to extensive federal and state healthcare laws and regulations (in addition to the FDCA and FDA regulations) in the operation of our health and wellness services and may be subject to fines, penalties, and injunctions if we or our partners are found to be in violation of any of such laws and regulations.”
We are subject to laws within and outside of the United States that impose strict requirements for processing personal data and significant penalties for non-compliance. Our actual or perceived failure to comply with such laws has in the past harmed our business, and could continue to harm our business in the future.
In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States, the European Union and the United Kingdom. For example, we are subject to the GDPR; the UK GDPR (i.e., the GDPR as it continues to form part of the law of the United Kingdom by virtue of section 3 of the EU (Withdrawal) Act 2018 and subsequently amended); the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”); and the Brazilian General Data Protection Law (“LGPD”). These laws impose strict requirements for processing personal data and impose significant fines for violations. For example, LGPD penalties may include fines of up to 2% of the organization’s revenue in Brazil in the previous year or 50 million reais (approximately $9.3 million U.S. dollars); and, under the GDPR and the UK GDPR, we may be subject to fines of up to €20 million/£17,500,000 or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher), as well as face claims from individuals based on the GDPR and UK GDPR’s private right of action. Other comprehensive data privacy or data protection laws or regulations have been passed or are under consideration in other jurisdictions, including India and Japan, as well as various U.S. states. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of the third parties with whom we work. These obligations include, without limitation, imposing restrictions on our ability to gather personal data, providing individuals with the ability to opt out of certain personal data processing, imposing obligations on our ability to sell or share data with others, and potentially subject us to fines, lawsuits, and regulatory scrutiny, any of which may materially adversely affect our business, financial condition, and results of operations.
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
In addition, the United Kingdom’s exit from the European Union (“Brexit”) and ongoing developments in the United Kingdom could result in the application of new data privacy and protection laws and standards to our activities in the United Kingdom and our handling of personal data of users located in the United Kingdom. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. For example, the Data Use and Access Act 2025 introduced certain changes to the UK GDPR, including in relation to the use of cookies for statistical and analytics purposes, and through the introduction of certain “recognised” legitimate interests for which a legitimate interests assessment is not required. As a consequence of Brexit, we are exposed to two parallel regimes (the GDPR and the UK GDPR), each of which potentially authorizes similar, but separate, fines and other potentially divergent enforcement actions for the same alleged violations.
In connection with the operation of our Woodwork business we have partnered with third parties and process health-related information on their behalf and are thus subject to the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations (collectively, “HIPAA”) and other applicable U.S. health data protection and privacy laws. If we fail to comply with applicable laws or experience a data breach or other security incident, we could be subject to claims, investigations, enforcement actions, or litigation. If insurance coverage or the contractual indemnification we have is insufficient to satisfy claims made against us, the claims could have an adverse effect on our business and financial condition.
Moreover, we may become subject to stringent data localization or transfer requirements, particularly for any data transfer from Europe and other jurisdictions to the United States or other countries, and we may be required to review and amend the legal mechanisms by which we make available or transfer personal data with third parties. As supervisory authorities issue further guidance on data export mechanisms, we could suffer additional costs, complaints, and/or regulatory investigations or fines if our compliance efforts are not deemed sufficient. In addition, if we are unable to transfer personal data between and among countries, it could affect the manner in which we provide our products and services or the location or segregation of our systems and operations, and adversely affect our financial results. In the event any court blocks direct collection of personal data or personal data transfers to or from a particular jurisdiction, this could give rise to operational interruption in the performance of services for customers, greater costs to implement permissible alternative data transfer mechanisms, regulatory liabilities, or reputational harm and negative publicity. Failure to comply with the evolving interpretation of data privacy and data protection laws could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, or to respond to further inquiries regarding our compliance with privacy and data protection laws, we could incur additional and significant expenses, which may in turn materially adversely affect our business, financial condition, and results of operations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, and may impact our ability to engage in certain transactions or agreements.
Compounded drug products and dietary supplements offered through our platform are subject to extensive regulation, which may expose us to fines, penalties, seizures and injunctions under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations.
In May 2025 we launched Woodwork by Grindr, a telehealth service that facilitates access to health care professionals employed by our partners who may, for eligible patients, make treatments available and prescribe certain medications, including, but not limited to, controlled substances and compounded medications, for erectile dysfunction, weight loss, low testosterone, vitality, muscle gain, and energy, through third-party pharmacy partners. Certain of these products are compounded drug products under Section 503A of the FDCA, which provides for certain FDA exemptions, including those that require premarket approval and labeling that bears with adequate directions for use. To market our products under these exemptions, we must comply with all Section 503A requirements.

Section 503A permits compounding by a licensed pharmacist or physician of a drug that is not “essentially a copy” of a commercially available FDA-approved drug based on the receipt of a valid prescription for an individual patient. 503A pharmacies are not subject to cGMP requirements. Compounding under 503A is primarily regulated by state pharmacy laws and regulations governing pharmacy operations. These laws and regulations often include specific requirements for compounding operations, including requirements for licensing of pharmacists, pharmacy technicians, and pharmacies; supervision and training; inspections; sterility assurance; and recordkeeping, among other requirements. Regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties, and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding operations. If insurance coverage or contractual indemnification we have is insufficient to satisfy claims made against us, the claims could have an adverse effect on our business and financial condition.
Compounding pharmacies subject to Section 503A of the FDCA and outsourcing facilities subject to Section 503B of the FDCA have recently been subject to increased scrutiny of their compounding activities by the FDA and state regulatory agencies. A governmental inquiry or action or litigation could be brought against us, our third-party telehealth provider, or the dispensing compounding pharmacy. In such a case, we may experience negative publicity and reputational harm, and additional expense required to respond to the injury, action, or litigation. Manufacturers of FDA-approved GLP-1 medications have brought private actions against compounders and outsourcing facilities, as well as prescribers of compounded medications, including against med-spas, medical practices, and telehealth providers. Similar litigation could be filed against us. Additionally, many FDA-approved GLP-1 medications have protected intellectual property, for example, related to their formulations and methods of use that other parties may use. The parties that own this intellectual property may file claims against us for infringement and other claims relating to their intellectual property, which could result in adverse judgments including fines or equitable relief, and adversely affect our ability to effectively compete.
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
The FDA or other federal, state, or foreign enforcement authorities may also take action if they determine our health and wellness services, related products, and promotional activities do not meet applicable legal requirements. For example, as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report, the current Administration signaled an initiative to tighten controls over direct-to-consumer pharmaceutical advertising, with a particular focus on social media and digital platforms. In September 2025, the FDA announced that it had dispatched thousands of letters warning pharmaceutical companies to remove misleading ads, and in March 2026, the FDA announced the issuance of 30 warning letters to telehealth companies for making false or misleading claims regarding compounded GLP-1 products on their websites. Moreover, in February 2026, the FDA issued a statement indicating that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs.
In addition, Woodwork markets dietary supplements, which are subject to regulation by the FDA under the FDCA, as amended by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), and the regulations promulgated thereunder. These laws and regulations govern, among other things, product formulation, manufacturing, labeling, packaging, storage, distribution, marketing claims, and recordkeeping. Although DSHEA permits dietary supplements to make certain substantiated structure/function claims, dietary supplements generally may not be marketed with claims to diagnose, mitigate, treat, cure, or prevent disease without being regulated as drugs. FDA regulations applicable to dietary supplements also impose cGMP requirements intended to ensure the quality of dietary supplements and the accuracy of their labeling. Regulatory or enforcement actions by the FDA or other federal or state authorities could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations. Further, the Administration’s enforcement priorities and policies under the FDCA and its implementing regulations are subject to change at any time. Shifts in these policies and any resulting regulatory or enforcement actions by federal or state agencies could adversely affect our business, financial condition, and results of operations.

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
In addition, regulation of telehealth is evolving, and the application, interpretation and enforcement of laws, regulations and standards with respect to telehealth can be uncertain or uneven. Further, any compensation arrangement with our healthcare partners must be structured to comply with applicable state anti-kickback and self-referral restrictions. At present time, we offer any health and wellness services as cash-pay only. To the extent that we expand our health and wellness offerings to include reimbursement from third-party payors, we may become subject to additional federal and state healthcare laws, such as the federal Anti-Kickback Statute. It is possible that governmental authorities will conclude that our business practices may not comply with current or future healthcare statutes, regulations or related case law. If our operations are found to be in violation of any of these laws or regulations, we could be required to curtail or restructure our operations, and we could be subject to significant regulatory and/or legal enforcement actions, including injunctions, seizures, imprisonment, disgorgement, exclusion from participation in healthcare programs, additional reporting obligations and oversight obligations, civil fines, and criminal penalties.
Any regulatory or legal enforcement actions by federal or state enforcement authorities against us or our partners could harm our reputation and have a material adverse effect on our and our partners’ business, financial condition, and results of operations. Further, these healthcare laws are subject to change at any time. Any changes in these laws may adversely affect our and our partners’ business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$350,248
May 1, 2026 - May 31, 2026	—	$—	—	$350,248
June 1, 2026 - June 30, 2026 (2)	4,217,927	$11.38	4,217,927	$302,248
	4,217,927	$11.38	4,217,927
(1)In March 2025 and February 2026, our Board of Directors authorized and amended, respectively, a stock repurchase program to allow for the repurchase of up to $900.0 million of shares of the Company’s common stock for the period from March 7, 2025 to March 6, 2029. Our stock repurchase program does not obligate us to repurchase a minimum number of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. For additional information, see Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(2)In June 2026, we entered into an accelerated share repurchase agreement to repurchase an aggregate of $60.0 million of shares of the Company’s common stock. We made an upfront payment of $60.0 million and received an initial delivery of approximately 4.2 million shares of the Company’s common stock, representing 80% of the dollar amount of the transaction based on the closing share price at inception. For additional information, see Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold(3)	Expiration Date
Daniel Brooks Baer, Director	Adoption	5/20/2026	X		14,000	8/31/2027
Austin "AJ" Balance, Chief Product Officer (4)	Termination	6/1/2026	X		169,643	12/31/2026
Austin "AJ" Balance, Chief Product Officer (4)	Adoption	6/1/2026	X		89,638	5/30/2027
G. Raymond Zage, III, Director	Adoption	6/17/2026	X		6,000,000	3/15/2027

(1)	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)
Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold will depend on the satisfaction of certain conditions as set forth in the written plan.

(4)	Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on September 17, 2024, initially modified on March 13, 2025, and subsequently modified on August 11, 2025, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As modified, the written plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
10.1**	Grindr Inc. Amended and Restated 2022 Equity Incentive Plan and forms of award agreement thereunder.	Form 8-K	001-39714	10.1	June 05, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on August 7, 2026.

GRINDR INC.

By:

/s/ John North
John North
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)