Form 10-Q
period 2026-09-30
Grindr Inc.
filed 2026-11-06
CIK 1820144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 176,729,538 shares of common stock outstanding as of November 4, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements regarding our intentions, beliefs, current expectations or projections concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies, and the markets in which we operate. In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipates,” “approximately,” “believes,” “continues,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would,” or the negative version of these words or other comparable words or phrases.
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
•the success of our new and premium products and services, including market acceptance of their pricing and our ability to implement planned price changes;
•market perception of our brand and the Freddie brand, including in connection with our expansion into new business lines;
•the impact of the legal environment and complexities with litigation and regulatory compliance related to such environment, including maintaining compliance with privacy, data protection, consumer protection, and online safety laws and regulations, as well as laws that may apply to any new products or services we have introduced and may introduce in the future;
•risks related to operating in the healthcare industry, including compliance with healthcare laws and regulations, such as those governing telehealth, prescribing, and pharmacy operations, as well as health privacy laws;
•our ability to address privacy concerns and protect systems and infrastructure from cyber-attacks and prevent unauthorized data access, including with respect to health information;
•our ability to detect and suppress illegal activity;
•our ability to identify and consummate strategic transactions including strategic partnerships, acquisitions, or investments in complementary products, services, or technologies, including outside of our core product; and our ability to effectively integrate any targets of such transactions and realize the intended benefits of such transactions, including our acquisition of PurposeMed Inc.;
•our success in retaining or recruiting directors, officers, key employees, or other key personnel, and our success in managing any changes in such roles;
•competition in the dating and social networking products and services industry, as well as in telehealth and digital healthcare;
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
•our ability to repay our debt obligations prior to their scheduled maturity;
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
While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause our future results, performance, or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the section titled “Risk Factors” included under Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and the section titled “Risk Factors” included under Part II, Item 1A, of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).
CERTAIN OPERATING AND FINANCIAL METRICS
In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, we refer to operating and financial metrics that our management team uses to evaluate our business. Our key operating measures include Average Paying Users and Average App-Based Revenue per Average Paying User (“ARPPU”). We define our key operating measures and how we calculate them in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating and Financial Metrics.” We also refer to non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow conversion. We describe how we calculate these non-GAAP financial measures and provide reconciliations to the most comparable GAAP financial measures in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Grindr Inc. and subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$49,425	$87,045
Accounts receivable, net of allowance of zero and $15, at September 30, 2026, and December 31, 2025, respectively	71,164	67,946
Prepaid expenses	7,163	5,104
Deferred charges	4,558	4,669
Other current assets	13,525	1,274
Total current assets	145,835	166,038
Restricted cash	—	605
Property and equipment, net	1,484	1,152
Capitalized software development costs, net	15,818	12,993
Intangible assets, net	65,844	65,844
Goodwill	275,703	275,703
Equity method investment and loan receivable, net	2,087	1,676
Right-of-use assets	5,029	4,723
Other assets	2,610	2,297
Total assets	$514,410	$531,031
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$5,199	$1,672
Accrued expenses and other current liabilities	74,614	38,966
Current maturities of long-term debt	20,000	20,000
Deferred revenue	25,540	24,285
Total current liabilities	125,353	84,923
Long-term debt, net	361,550	375,859
Lease liability	3,576	2,574
Deferred tax liability	1,391	1,391
Other non-current liabilities	23,488	19,278
Total liabilities	$515,358	$484,025
Commitments and Contingencies (Note 14)
Stockholders’ (Deficit) Equity
Preferred stock, par value $0.0001; 100,000,000 shares authorized; none issued and outstanding at September 30, 2026, and December 31, 2025, respectively	$—	$—
Common stock, par value $0.0001; 1,000,000,000 shares authorized; 173,660,801 and 185,034,502 shares outstanding and issued at September 30, 2026, and December 31, 2025, respectively	17	18
Additional paid-in capital	58,202	144,049
Accumulated deficit	(59,167)	(97,061)
Total stockholders’ (deficit) equity	$(948)	$47,006
Total liabilities and stockholders’ (deficit) equity	$514,410	$531,031
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$141,377	$115,766	$409,456	$313,924
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,587	28,919	101,749	80,869
Selling, general and administrative expense	80,376	29,256	167,948	95,953
Product development expense	20,536	11,088	56,774	34,316
Depreciation and amortization	1,792	1,262	3,670	7,807
Total operating expenses	137,291	70,525	330,141	218,945
Income from operations	4,086	45,241	79,315	94,979
Other (expense) income
Interest expense, net	(6,808)	(4,668)	(19,942)	(12,107)
Other (expense) income, net	(4,318)	(654)	(6,492)	4
Share of net loss of equity method investee	(481)	—	(1,590)	—
Gain in fair value of warrant liability	—	—	—	9,905
Total (expense) income, net	(11,607)	(5,322)	(28,024)	(2,198)
Net (loss) income before income tax	(7,521)	39,919	51,291	92,781
Income tax (benefit) provision	(922)	9,085	13,397	18,290
Net (loss) income	$(6,599)	$30,834	$37,894	$74,491
Net (loss) income per share
Basic	$(0.04)	$0.16	$0.21	$0.39
Diluted	$(0.04)	$0.16	$0.21	$0.33
Weighted-average shares outstanding:
Basic	173,891,867	189,714,398	177,955,868	191,818,214
Diluted	173,891,867	192,558,285	180,655,001	197,814,259
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)
(in thousands, except per share amounts and share data)

	Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	185,034,502	$18	—	$—	$144,049	$(97,061)	$47,006
Net income	—	—	—	—	—	26,750	26,750
Stock-based compensation	—	—	—	—	13,793	—	13,793
Vested restricted stock units, net of withholding tax	453,978	—	—	—	3,898	—	3,898
Exercise of stock options	9,908	—	—	—	65	—	65
Prepaid written put options	(1,594,650)	—	—	—	10,930	—	10,930
Accelerated share repurchase	(3,439,381)	—	—	—	(50,000)	—	(50,000)
Forward repurchase transactions	(3,265,846)	—	—	—	(50,635)	—	(50,635)
Excise tax on share repurchases	—	—	—	—	(968)	—	(968)
Balance at March 31, 2026	177,198,511	$18	—	$—	$71,132	$(70,311)	$839
Net income	—	—	—	—	—	17,743	17,743
Stock-based compensation	—	—	—	—	16,741	—	16,741
Vested restricted stock units, net of withholding tax	680,186	—	—	—	(8,671)	—	(8,671)
Exercise of stock options	164,622	—	—	—	661	—	661
Prepaid written put options	—	—	—	—	21,293	—	21,293
Accelerated share repurchase	(4,217,927)	(1)	—	—	(59,999)	—	(60,000)
Excise tax on share repurchases	—	—	—	—	(344)	—	(344)
Balance at June 30, 2026	173,825,392	$17	—	$—	$40,813	$(52,568)	$(11,738)
Net loss	—	—	—	—	—	(6,599)	(6,599)
Stock-based compensation	—	—	—	—	16,575	—	16,575
Vested restricted stock units, net of withholding tax	310,718	—	—	—	(3,306)	—	(3,306)
Exercise of stock options	45,644	—	—	—	242	—	242
Accelerated share repurchase	—	—	—	—	(1,152)	—	(1,152)
Forward repurchase transactions	(520,953)	—	—	—	5,056	—	5,056
Excise tax on share repurchases	—	—	—	—	(26)	—	(26)
Balance at September 30, 2026	173,660,801	$17	—	$—	$58,202	$(59,167)	$(948)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited) (continued)
(in thousands, except per share amounts and share data)

	Common Stock (Par value $0.0001)		Treasury Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	178,567,403	$18	1,373,736	$(14,295)	$74,519	$(191,812)	$(131,570)
Net income	—	—	—	—	—	27,019	27,019
Stock-based compensation	—	—	—	—	6,282	—	6,282
Vested restricted stock units, net of withholding tax	770,713	—	325,047	(5,515)	7,783	—	2,268
Exercise of stock options	133,581	—	—	—	616	—	616
Exercise of warrants	30,733,623	3	—	—	556,337	—	556,340
Repurchase and retirement of common stock under the stock repurchase program	(8,268,937)	(1)	—	—	(141,138)	—	(141,139)
Balance at March 31, 2025	201,936,383	$20	1,698,783	$(19,810)	$504,399	$(164,793)	$319,816
Net income	—	—	—	—	—	16,638	16,638
Stock-based compensation	—	—	—	—	8,407	—	8,407
Vested restricted stock units, net of withholding tax	1,123,567	—	476,991	(9,958)	4,990	—	(4,968)
Exercise of stock options	165,568	—	—	—	785	—	785
Repurchase and retirement of common stock	(7,727,020)	(1)	—	—	(152,987)	—	(152,988)
Balance at June 30, 2025	195,498,498	$19	2,175,774	$(29,768)	$365,594	$(148,155)	$187,690
Net income	—	—	—	—	—	30,834	30,834
Stock-based compensation	—	—	—	—	11,771	—	11,771
Vested restricted stock units, net of withholding tax	283,434	—	—	—	(3,094)	—	(3,094)
Exercise of stock options	22,465	—	—	—	132	—	132
Repurchase and retirement of common stock	(9,133,332)	(1)	—	—	(156,378)	—	(156,379)
Adjustment of treasury stock to additional paid-in capital	(2,175,774)	—	(2,175,774)	29,768	(29,768)	—	—
Balance at September 30, 2025	184,495,291	$18	—	$—	$188,257	$(117,321)	$70,954
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$37,894	$74,491
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	54,923	33,495
Gain in fair value of warrant liability	—	(9,905)
Amortization of debt discount and issuance costs	892	675
Depreciation and amortization	3,670	7,807
Share of net loss of equity method investee	1,590	—
Provision for expected credit losses	1,985	(24)
Non-cash lease expense	2,018	2,189
Change in fair value of derivative instruments	4,346	—
Changes in operating assets and liabilities:
Accounts receivable	(3,203)	(9,198)
Prepaid expenses and deferred charges	(1,948)	(4,110)
Other current assets	(12,251)	187
Other assets	(514)	(275)
Accounts payable	3,507	793
Accrued expenses and other current liabilities	33,253	19,666
Deferred revenue	1,255	3,502
Lease liability	(1,925)	(2,366)
Other liabilities	—	(167)
Net cash provided by operating activities	125,492	116,760
Investing activities
Purchases of property and equipment	(864)	(524)
Loans to equity method investee	(4,000)	—
Additions to capitalized software development costs	(3,981)	(5,190)
Net cash used in investing activities	$(8,845)	$(5,714)

Grindr Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Financing activities
Proceeds from the exercise of stock options	$968	$1,533
Principal payments on debt	(15,000)	(11,250)
Payment for the purchase of Equity Instruments	(159,925)	—
Settlement of Equity Instruments	32,223	—
Withholding taxes paid on stock-based compensation	(13,138)	(17,714)
Repurchases of common stock under the stock repurchase program	—	(450,506)
Proceeds from the exercise of warrants	—	314,124
Payment for redemption of warrants	—	(58)
Net cash used in financing activities	(154,872)	(163,871)
Net decrease in cash, cash equivalents and restricted cash	(38,225)	(52,825)
Cash, cash equivalents and restricted cash, beginning of the period	87,650	59,757
Cash, cash equivalents and restricted cash, end of the period	$49,425	$6,932

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$49,425	$6,327
Restricted cash	—	605
Cash, cash equivalents and restricted cash	$49,425	$6,932

Supplemental disclosure of cash flow information:
Cash interest paid	$20,460	$12,274
Income taxes paid	$13,574	$904
Supplemental disclosure of non-cash investing activities:
Capitalized software development costs accrued but not paid	$526	$973
Supplemental disclosure of non-cash financing activities:
Issuance of common stock for the settlement of KPI Awards	$5,059	$3,609
Repurchase of common stock accrued but not paid	$1,152	$—
Withholding taxes on stock-based compensation accrued but not paid	$—	$795
Issuance of common stock for the settlement of certain performance stock unit liability-classified awards	$—	$9,163
Issuance of common stock for the cashless exercise of warrants	$—	$63,029
Issuance of common stock for the exercise of warrants	$—	$179,186
See accompanying notes to unaudited condensed consolidated financial statements.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
1.Nature of Business
Grindr Inc. (“Grindr” or the “Company”), is on a mission to make a world where the lives of its global community are free, equal, and healthy. Grindr manages and operates the Grindr platform, a global social networking platform primarily serving gay men around the world, helping them express themselves, build relationships, and find community. The Grindr platform is available as a mobile application through Apple’s App Store and Google Play. The Company offers both a free, ad-supported service and a premium subscription version. Now, as the Global Gayborhood in Your Pocket™, Grindr is bringing the connections and services of a physical gayborhood into the app to serve more of gay men’s everyday needs. Grindr Health brings together technology and clinical expertise to make it easier to access and manage health and wellness care. The Company is headquartered in West Hollywood, California, and has additional offices in the San Francisco Bay Area, Chicago, and New York City.
Grindr was originally incorporated in the Cayman Islands on July 27, 2020, under the name Tiga Acquisition Corp. (“Tiga”), a special-purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combinations with one or more businesses or entities. On May 9, 2022, Grindr Group LLC and its subsidiaries (“Legacy Grindr”) entered into an Agreement and Plan of Merger (amended on October 5, 2022) with Tiga, in which Legacy Grindr would become a wholly owned subsidiary of Tiga (the “Business Combination”). On November 17, 2022, Tiga was redomiciled to the United States. Upon the consummation of the Business Combination on November 18, 2022, Tiga was renamed to “Grindr Inc.”
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025. The unaudited condensed consolidated financial statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results expected for the full year ending December 31, 2026. Comprehensive (loss) income equaled net (loss) income for the three and nine months ended September 30, 2026, and 2025. Certain prior period amounts have been reclassified to conform to the current period presentation, including the Company’s equity method investment, previously included in “Other assets,” which is now presented as “Equity method investment and loan receivable, net” on the condensed consolidated balance sheets.
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
The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities. The fair value of borrowings under the Credit Agreement, as disclosed in Note 5, is measured based on prices quoted from a third-party financial institution.
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
The Company accounts for the loan receivable from its equity method investee at its stated principal amount. The Company does not recognize interest income on the loan receivable when collectibility of principal or interest is not reasonably assured. The Company applies Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
on Financial Instruments to the loan receivable from its equity method investee. The Company utilizes the probability of default method to estimate current expected credit losses.
Revenue Recognition
Revenue is recognized when or as a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to in exchange for these goods or services.
The Company derives its revenue from app-based revenue and advertising revenue, each as described below. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue for the amount at which the Company has the right to invoice for services performed.
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
As of September 30, 2026, and December 31, 2025, the accounts receivable balances, net of allowances, were $71,164 and $67,946, respectively. The opening balance of accounts receivable, net of allowances, was $49,599 as of January 1, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Deferred Revenue
Deferred revenue consists of payments that are received in advance of the Company’s performance. The Company classifies subscription deferred revenue as current and recognizes revenue straight-line over the terms of the applicable subscription period or expected completion of the performance obligation, which range from one week to twelve months. As of September 30, 2026, and December 31, 2025, the deferred revenue balances were $25,540 and $24,285, respectively. The opening balance of deferred revenue was $19,970 as of January 1, 2025.
For the three and nine months ended September 30, 2026, the Company recognized $2,064 and $23,630, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2025. For the three and nine months ended September 30, 2025, the Company recognized $2,000 and $19,323, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2024.
Disaggregation of Revenue
The following tables summarize revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
App-based revenue	$117,544	$96,346	$337,467	$263,371
Advertising revenue	23,833	19,420	71,989	50,553
	$141,377	$115,766	$409,456	$313,924

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic (1)	$79,183	$66,130	$231,995	$181,824
International	62,194	49,636	177,461	132,100
	$141,377	$115,766	$409,456	$313,924
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
The CODM assesses performance for the Company’s single operating segment based on net (loss) income that is also reported on the condensed consolidated statements of operations as “Net (loss) income”. Significant segment expenses that are regularly reviewed by the CODM include: cost of revenue; stock-based compensation; employee compensation (e.g. payroll, benefits, and commissions) and contractor expense, excluding stock-based compensation; sales and marketing expense, excluding commissions; professional services expense; and general and administrative expense (all other non-compensation corporate overhead). The measure of segment assets is reported on the condensed consolidated balance sheets as “Total assets”. Substantially all of the Company’s long-lived assets are attributed to operations in the U.S.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Information about the Company’s single reportable segment revenue, segment net (loss) income, and significant segment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$141,377	$115,766	$409,456	$313,924
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	34,587	28,919	101,749	80,869
Employee compensation and contractor expense, excluding stock-based compensation expense	23,606	20,660	74,743	57,638
Stock-based compensation expense	19,290	6,019	54,923	33,495
Sales and marketing expense	4,373	2,327	16,676	7,241
Professional services expense	9,531	6,456	20,988	18,450
Other general and administrative expense	44,112	4,882	57,392	13,445
Depreciation and amortization	1,792	1,262	3,670	7,807
Total operating expenses	137,291	70,525	330,141	218,945
Income from operations	4,086	45,241	79,315	94,979
Interest expense, net	6,808	4,668	19,942	12,107
Other expense (income), net (1)	4,799	654	8,082	(9,909)
Income tax (benefit) provision	(922)	9,085	13,397	18,290
Net (loss) income	$(6,599)	$30,834	$37,894	$74,491
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
3.Equity Method Investment
In 2025, the Company invested in a start-up to develop and commercialize artificial intelligence technologies for consumer applications. As the Company exerts significant influence but is not deemed to control the start-up, it accounted for its investment as an equity method investment that was not material as of September 30, 2026, and December 31, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
In conjunction with its investment, the Company entered into a $4,000 revolving credit facility with the start-up. Loans under the revolving credit facility bear interest at daily simple Secured Overnight Financing Rate (“SOFR”) plus 5.5%, which, under the contractual terms, accrues daily and compounds quarterly into the principal amount. On April 30, 2026, the start-up drew the full amount of the facility, with a principal balance of $4,000 issued at par (the “Member Loan”), maturing on April 30, 2030. The Company has not recognized any interest income on the Member Loan because collectibility is not reasonably assured. During the three and nine months ended September 30, 2026, the Company recognized a provision for credit losses related to the Member Loan of $1,200 and $2,000, respectively. As of September 30, 2026, the Member Loan balance, net of allowance, was $2,000, which was recorded as “Equity method investment and loan receivable, net” on the condensed consolidated balance sheets.
4.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Employee compensation and benefits	$15,075	$16,370
Accrued professional service and contractor fees	6,632	2,923
Income and other taxes payable	3,828	3,266
Accrued legal settlements and contingencies (see Note 14)	35,157	6,471
Accrued marketing and branding expense	795	875
Accrued infrastructure expense	2,856	2,093
Lease liability, short-term	1,552	2,155
Accrued legal service fees	3,579	1,679
Accrued interest payable	921	1,204
Other accrued expenses	4,219	1,930
	$74,614	$38,966
5.Debt
Total debt for the Company is comprised of the following:

	September 30, 2026	December 31, 2025
Term Loan	$385,000	$400,000
Less: unamortized debt issuance and discount costs	(3,450)	(4,141)
Total debt	381,550	395,859
Less: current maturities of long-term debt	(20,000)	(20,000)
Long-term debt	$361,550	$375,859
Credit Agreement
Grindr Capital LLC (the “Borrower”), a wholly owned subsidiary of the Company, is party to a credit agreement originally dated November 28, 2023, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”). The Borrower’s obligations are guaranteed by the Company and, subject to certain limited exceptions, its wholly owned domestic subsidiaries, and are secured by substantially all of the assets of the Company, the Borrower, and the subsidiary guarantors.
On December 16, 2025, the Credit Agreement was amended to (i) increase the senior secured term loan to $400,000 (the “Term Loan”), (ii) increase the senior secured revolving credit facility to $200,000 (the “Revolver”), with a $45,000 letter of credit sublimit, and (iii) extend the maturity of both the Term Loan and the Revolver to January 1, 2031. The Borrower borrowed the full Term Loan on that date and used a portion of the proceeds to repay all outstanding obligations under the Credit Agreement prior to the amendment and pay related fees and expenses. The Borrower may also request

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
incremental term loans or revolving commitments of up to $100,000, subject to the terms of the Credit Agreement and the agreement of existing or new lenders to provide them.
On August 28, 2026, the Credit Agreement was further amended to increase the Revolver’s swingline sublimit from $10,000 to $25,000 and to change the interest rate on swingline loans to Adjusted Daily Simple SOFR plus the applicable margin. The amendment did not have a material impact on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. See Note 15, Subsequent Events, for additional information regarding borrowings under the Revolver subsequent to September 30, 2026.
As of September 30, 2026, and December 31, 2025, there were no borrowings outstanding under the Revolver, and unused commitments were $199,625 and $200,000, respectively. The difference reflects $375 of letters of credit outstanding as of September 30, 2026.
Interest and fees
Borrowings under the Credit Agreement (other than swingline loans) bear interest at a rate equal to either, at the Borrower’s option, (i) the highest of the Prime Rate (as defined in the Credit Agreement), the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, or one-month Term SOFR (as defined in the Credit Agreement) plus 1.0% (the “Alternate Base Rate”); or (ii) Term SOFR; in each case plus an applicable margin ranging from 2.75% to 3.25% with respect to Term SOFR borrowings and 1.75% to 2.25% with respect to Alternate Base Rate borrowings. Swingline loans bear interest at Adjusted Daily Simple SOFR plus the applicable margin. The applicable margin is based on the Company’s total net leverage ratio. The interest rate in effect for the Credit Agreement, other than swingline loans, as of September 30, 2026, and December 31, 2025, was 6.7% and 6.6%, respectively.
The Borrower also pays a commitment fee of 0.375% to 0.5% per annum on unused Revolver commitments, depending on the total net leverage ratio of the Company. For the three and nine months ended September 30, 2026, the Company’s commitment fees were not significant.
Repayment
The Term Loan amortizes quarterly at 1.25% of the principal amount outstanding on December 16, 2025, with the remaining balance due January 1, 2031. The Term Loan may be prepaid at any time without premium. Revolver borrowings may be repaid at any time, subject to notice and break funding payments, and reborrowed until maturity.
Mandatory prepayments are required under the Revolver when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders and for the Term Loan, upon certain asset dispositions, casualty events, and unpermitted debt transactions. For the three and nine months ended September 30, 2026, and 2025, the Company was not required to make any mandatory prepayments.
Covenants
The Credit Agreement requires the Company to maintain a total net leverage ratio of no more than 3.00:1.00 and a fixed charge coverage ratio of at least 1.15:1.00. The Credit Agreement also contains certain customary restrictive covenants regarding indebtedness, liens, fundamental changes, investments, restricted payments, disposition of assets, transactions with affiliates, hedging transactions, certain prepayments of indebtedness, amendments to organizational documents, and sale and leaseback transactions. Upon the occurrence of an event of default (as defined in the Credit Agreement), outstanding obligations may be accelerated and commitments terminated. At September 30, 2026, and December 31, 2025, the Company was in compliance with the financial and restrictive covenants under the Credit Agreement.
Debt issuance costs and fair value
No debt issuance costs were capitalized during the three and nine months ended September 30, 2026. Amortization of debt issuance costs is included in “Interest expense, net.”
The fair value of borrowings under the Credit Agreement is measured based on prices quoted from a third-party financial institution, which the Company classifies as a Level 2 input within the fair value hierarchy. The estimated fair

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
value of borrowings under the Credit Agreement as of September 30, 2026, and December 31, 2025, was $383,383 and $398,000, respectively.
6.Leases
Operating Leases
Company as a lessee
The Company enters into operating leases in the normal course of business, primarily for office space. As of September 30, 2026, the Company had five operating leases with remaining lease terms of less than one year to five years.
In conjunction with one of the operating leases, the Company secured a letter of credit, which had a balance of $605 as of December 31, 2025, and was recorded as “Restricted cash” on the condensed consolidated balance sheets. In July 2026, the restricted cash was released, and the Company’s operating leases are now secured by letters of credit. As of September 30, 2026, the Company had $375 of letters of credit outstanding related to its operating leases and did not have any restricted cash.
Components of lease cost included in “Selling, general and administrative expense” on the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$724	$862	$2,307	$2,413
Short-term lease cost	117	61	245	285
Sublease income	—	(169)	(225)	(506)
Total lease cost	$841	$754	$2,327	$2,192
Supplemental cash flow information related to the leases is as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$2,129	$2,590
Right-of-use assets obtained in exchange for lease liabilities:
New operating leases entered into during the period	$2,324	$1,708
Operating lease modification	—	663
	$2,324	$2,371
Supplemental balance sheet information related to the leases is as follows:

	September 30, 2026	December 31, 2025
Assets:
Right-of-use assets	$5,029	$4,723
Liabilities:
Accrued expenses and other current liabilities	$1,552	$2,155
Lease liability, long-term portion	3,576	2,574
Total operating lease liabilities	$5,128	$4,729
Weighted average remaining operating lease term (years)	3.5	2.5
Weighted average operating lease discount rate	7.4%	7.1%

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The Company’s leases do not provide a readily determinable implicit discount rate. The Company estimates its incremental borrowing rate as the discount rate based on the information available at lease commencement. Future maturities of lease liabilities are as follows:

Remainder of 2026	$130
2027	1,934
2028	1,565
2029	1,218
2030	652
Thereafter	387
Total lease payments	$5,886
Less: imputed interest	(758)
Total lease liabilities	$5,128
As of September 30, 2026, the Company has entered into one lease agreement that had not yet commenced for a term of less than one year with minimum lease payments of $544. The lease is expected to commence in the fourth quarter of 2026.
There were no leases with residual value guarantees as of September 30, 2026.
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
On January 23, 2025, the Company provided notice that the Company would redeem all of its outstanding Warrants on February 24, 2025 (the “Redemption Date”). After the Company announced the redemption of the Warrants and before the conclusion of the redemption notice period on February 24, 2025, an aggregate of 27,315,105 Warrants were exercised for an aggregate of 27,315,105 shares of the Company’s common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $314,124. In addition, 9,469,634 Warrants were exercised on a cashless basis in exchange for the issuance of 3,418,518 shares of the Company’s common stock. At the conclusion of the redemption notice period on February 24, 2025, the Company redeemed the remaining 575,086 Warrants issued and outstanding at a price of $0.10 per Warrant for aggregate cash payment of $58. The Public Warrants were delisted from the New York Stock Exchange on February 24, 2025.
The Warrants were remeasured to their fair value on each exercise date or on the Redemption Date if the Warrants remained unexercised. The change in fair value for the three and nine months ended September 30, 2025, was zero and a gain of $9,905, respectively. The change in fair value is recognized in the condensed consolidated statements of operations. There have been no outstanding Warrants since the Redemption Date.
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
During the three and nine months ended September 30, 2026, the Company did not repurchase shares from open market transactions. During the three months ended September 30, 2025, the Company repurchased and retired 9,133,332 shares of the Company’s common stock from the open market for an aggregate purchase price of $156,379, which equates to an average price of $17.12 per share. During the nine months ended September 30, 2025, the Company repurchased and retired 25,129,289 shares of the Company’s common stock from the open market for an aggregate purchase price of $450,506, which equates to an average price of $17.93 per share.
On September 9, 2026, the Company entered into a stock purchase plan with a major financial institution, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), to repurchase up to $150,000 of the Company’s common stock under its existing Stock Repurchase Program through open market purchases beginning September 30, 2026, terminating upon the earlier of that amount being purchased or either party’s termination. No shares had been repurchased under the plan as of September 30, 2026. See Note 15, Subsequent Events, for additional information regarding open market purchases subsequent to September 30, 2026.
In connection with the Stock Repurchase Program, the Company entered into prepaid written put option transactions, accelerated share repurchase transactions, and forward repurchase transactions (collectively, the “Equity Instruments”) detailed as follows:
Prepaid Written Put Options
During the fourth quarter of 2025, the Company entered into prepaid written put options with a major financial institution. The Company paid a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or common stock, depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company was to be paid a cash amount equal to the initial fixed sum plus a premium. If the closing market price was at or below the pre-determined price, the Company was to receive the number of shares specified in the agreement. The Company paid $50,000 upon execution of the agreements, which was recorded as a reduction of “Additional Paid-in Capital”.
During the nine months ended September 30, 2026, the prepaid written put options were fully settled, with the Company receiving 1,594,650 shares at an effective purchase price of $12.11 per share, and a cash payment of $32,223 upon expiration of the remaining transactions.
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
Each ASR was accounted for as two distinct transactions: (1) an immediate repurchase and retirement of common stock; and (2) a forward contract indexed to the Company’s stock, representing the remaining shares to be delivered by or

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
to the financial institution upon final settlement. Both transactions were recorded as a reduction of “Additional Paid-in Capital” in the condensed consolidated statements of stockholders’ (deficit) equity.
The total number of shares the Company ultimately repurchased under each ASR was based on the volume-weighted average price per share of the Company’s common stock over the term of the ASR, less an agreed upon discount, and subject to customary adjustments pursuant to the terms and conditions of the ASRs.
During the three months ended September 30, 2026, the March ASR and June ASR reached final valuation and were fully settled. At final settlement, the financial institution owed the Company an additional 168,487 shares under the March ASR, and the Company owed the financial institution 242,363 shares under the June ASR. The resulting net obligation of 73,876 shares was settled in cash of $1,152, which was recorded as a reduction of “Additional Paid-in Capital,” and no additional shares were delivered or retired. In total, the Company repurchased and retired 7,657,308 shares under the ASRs for $111,152, at an effective purchase price of $14.52 per share.
Forward Repurchase Transactions
During the first quarter of 2026, the Company entered into certain forward repurchase transactions with a major financial institution (the “FRTs”) to repurchase an aggregate of $50,000 of the Company’s common stock. The Company made an aggregate payment of $49,925 and following an initial measurement period, received and immediately retired an aggregate of 3,265,846 shares of the Company’s common stock, representing 80% of the notional amount of the transactions based on the volume-weighted average price per share of the Company’s common stock over that initial measurement period.
The FRTs were accounted for as two distinct transactions: (1) an immediate repurchase and retirement of common stock; and (2) a forward contract that was assessed as a hybrid instrument. The embedded settlement features of the hybrid instrument were not considered indexed to the Company’s stock under ASC 815-40 and, as such, were separately accounted for as a bifurcated derivative. The fair value of the Company’s common stock immediately retired and the remaining host component of the forward contract were recorded as a reduction of “Additional Paid-in Capital” in the condensed consolidated statements of stockholders’ (deficit) equity. The bifurcated derivative was remeasured to fair value at each reporting date, and the loss in fair value for the three and nine months ended September 30, 2026 of $3,665 and $4,346, respectively, was recorded in “Other (expense) income, net” in the condensed consolidated statements of operations.
The total number of shares the Company ultimately repurchased under the FRTs was based on the volume-weighted average price per share of the Company’s common stock on the applicable valuation dates, subject to upper and lower price thresholds that limit the range of shares deliverable.
During the three months ended September 30, 2026, the FRTs reached their final valuation dates and were fully settled. At final settlement, the Company received an additional 520,953 shares of the Company’s common stock, which were immediately retired, and the carrying amount of the bifurcated derivative of $5,056 was reclassified to “Additional Paid-in Capital” in the condensed consolidated statements of stockholders’ (deficit) equity. In total, the Company repurchased and retired 3,786,799 shares under the FRTs for $49,925, at an effective purchase price of $13.18 per share.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Share repurchase activity summary
The table below is a plan-to-date summary of the Company’s repurchase program activity as of September 30, 2026:

	Aggregate Price	Repurchased Shares	Average Price Per Share
Authorized amount	$900,000

Open market repurchases	$450,506	25,129,289	$17.93
Equity Instruments:
Prepaid written put options	19,306	1,594,650	$12.11
Accelerated share repurchases	111,152	7,657,308	$14.52
Forward repurchase transactions	49,925	3,786,799	$13.18
Total repurchases	$630,889	38,168,046	$16.53

Available for repurchase	$269,111
9.Stock-based Compensation
Stock-based compensation expense is related to the grant of restricted stock units under the Company’s Amended and Restated 2022 Equity Incentive Plan and the grant of stock options under the 2020 Equity Incentive Plan (“2020 Plan”). In June 2026, the Company’s stockholders approved the amendment and restatement of the Company’s Amended and Restated 2022 Equity Incentive Plan (as amended and restated in June 2026, the “2022 Plan”) to, among other things, increase the number of shares reserved for issuance thereunder by 11,600,000 shares from 16,624,700 shares to 28,224,700 shares. The 2022 Plan became effective immediately upon stockholder approval at the Company’s 2026 annual meeting of stockholders held on June 2, 2026.
2022 Plan
Executive and Key Employees Awards
From time to time, the Company awards incentive awards to executives and key employees in the form of restricted stock units (“RSUs”).
Performance Stock Units Awards (“PSUs”)
Certain liability-classified PSUs will vest upon the achievement (at varying levels) of certain market conditions or a performance condition. The liability-classified PSUs will vest at the first occasion (if any), within the timeframe as set forth in the award agreement, upon the achievement (at varying levels) of (i) certain market capitalization thresholds, (ii) certain average per-share volume-weighted average prices of the Company’s stock, or (iii) the Company’s trailing twelve months of Adjusted EBITDA. Upon vesting, the Company has an obligation to issue a variable number of shares based on a fixed dollar value divided by the volume-weighted average price per share of the Company’s common stock for a 90-day period preceding each achievement date, and these awards require fair value remeasurement at the end of each reporting period.
During the second quarter of 2026, a liability-classified PSU was modified to adjust the dollar value allocated to each target while the total dollar value of the award remained the same. This award was remeasured to its fair value at the end of the financial reporting period.
During the first quarter of 2025, the Company achieved a certain market capitalization threshold, upon which the Company issued an aggregate of 228,785 fully vested RSUs with a total fair value of $4,173. During the second quarter of 2025, the Company achieved a certain market capitalization threshold, upon which the Company issued an aggregate of 208,099 fully vested RSUs with a total fair value of $4,990.
Certain liability-classified PSUs with similar vesting conditions as stated above were granted during the first quarter of 2026. During the third quarter of 2026, a liability-classified PSU was forfeited in connection with an employee’s

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
termination of employment. No other liability-classified PSUs were granted or forfeited during the three and nine months ended September 30, 2026, and 2025.
The Company used the Monte Carlo simulation model to value the market conditions within the liability-classified awards. The key inputs into the Monte Carlo simulation as of September 30, 2026, and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Expected term (in years)	2.5 - 4.3	2.0 - 5.0
Expected stock price volatility (1)	45.0% - 50.0%	45.0% - 55.0%
Risk-free interest rate (2)	4.9% - 5.0%	3.4% - 3.7%
Expected dividend yield (3)	—%	—%
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
In April 2025, the Compensation Committee approved KPI awards and measurement frameworks related to the fiscal year ended December 31, 2025 (“2025 KPIs”). As of September 30, 2025, the liability was measured based on a probability weighted approach and $2,664 was accrued and recorded in “Other non-current liabilities” in the condensed consolidated balance sheet. Stock-based compensation expense related to the 2025 KPIs of $1,766 and $2,664 was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. The nine-month amount reflects the service provided from the grant date through September 30, 2025. In March 2026, the Compensation Committee determined that as of December 31, 2025, the 2025 KPIs as approved by the Compensation Committee were achieved. A total of 415,724 shares were issued in the first quarter of 2026 with a total fair value of $5,059. Stock-based compensation expense of $918 related to the service provided through to the date of issuance was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations.
In April 2026, the Compensation Committee approved KPI awards and measurement frameworks related to the fiscal year ending December 31, 2026 (“2026 KPIs”). As of September 30, 2026, the liability was measured based on a probability weighted approach and $2,695 was accrued and recorded in “Other non-current liabilities” in the condensed consolidated balance sheet. Stock-based compensation expense related to the 2026 KPIs of $1,161 and $2,695 was recorded in “Selling, general and administrative expense” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. The nine-month amount reflects the service provided from the grant date through September 30, 2026, and the three-month amount is net of the reversal described below.
One KPI award was forfeited during the three and nine months ended September 30, 2026, and the related accrued liability of $75 was reversed. No KPI awards were forfeited during the three and nine months ended September 30, 2025.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
Non-Employee Director and Employee Awards
Time-based awards and PSUs activity
A summary of the unvested equity-classified time-based awards and PSUs activity during the nine months ended September 30, 2026, is as follows:

	Number of Shares		Weighted Average Grant Date Fair Value
	Time-based	PSUs	Time-based	PSUs
Outstanding at December 31, 2025	10,301,593	919,750	$13.85	$12.07
Granted	4,486,750	5,250	$12.73	$11.32
Vested	(2,026,705)	—	$14.12	$—
Forfeited	(1,408,410)	(78,750)	$13.47	$12.83
Outstanding at September 30, 2026	11,353,228	846,250	$13.04	$11.99
2020 Plan
Stock options
A summary of the stock option activity during the nine months ended September 30, 2026, is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	325,544	$4.96
Exercised	(220,174)	$4.39
Forfeited or expired	(12,711)	$7.78
Outstanding at September 30, 2026	92,659	$5.91
Stock-based compensation information
The following table summarizes stock-based compensation expenses for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative expense	$12,844	$2,655	$37,550	$26,080
Product development expense	6,446	3,364	17,373	7,415
	$19,290	$6,019	$54,923	$33,495
Stock-based compensation expense that was capitalized as an asset was $293 and $1,456 for the three and nine months ended September 30, 2026, respectively. Stock-based compensation expense that was capitalized as an asset was $460 and $543 for the three and nine months ended September 30, 2025, respectively.
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
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the OBBBA did not have a significant impact on the Company’s total tax provision as of September 30, 2026, the Company is still evaluating its position on the elective provisions of the law and the potential impacts of those elections on the condensed consolidated financial statements.
During the second quarter of 2026, pursuant to provisions under the Inflation Reduction Act, the Company purchased $13,035 of transferable federal tax credits from a third-party for $11,862, reflecting a negotiated discount. The Company recorded a discrete income tax benefit of $1,173 during the nine months ended September 30, 2026, representing the difference between the credits’ notional value and the purchase price.
For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $922 and an income tax provision of $13,397, respectively. For the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $9,085 and $18,290, respectively. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21.0% because of the impact from nondeductible officer compensation, state and local income taxes, the foreign derived intangible income deduction, and the research and development credit.
11.Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(6,599)	$30,834	$37,894	$74,491
Gain on fair value of warrant liabilities	—	—	—	(9,905)
Net (loss) income adjusted for gain on fair value of warrant liabilities	$(6,599)	$30,834	$37,894	$64,586

Denominator:
Basic weighted average shares of common shares outstanding	173,891,867	189,714,398	177,955,868	191,818,214
Diluted effect of stock-based awards	—	2,843,887	2,533,523	3,416,043
Diluted effect of KPI awards	—	—	98,872	60,909
Diluted effect of Accelerated Share Repurchase	—	—	66,738	—
Diluted effect of warrants	—	—	—	2,457,255
Diluted effect of market condition equity awards	—	—	—	61,838
Diluted weighted average shares of common shares outstanding	173,891,867	192,558,285	180,655,001	197,814,259

Net (loss) income per share
Basic	$(0.04)	$0.16	$0.21	$0.39
Diluted	$(0.04)	$0.16	$0.21	$0.33

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The following table presents the potential shares that are excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options issued under 2020 Plan	74,937	—	—	—
Time-based RSUs	5,015,583	1,928,099	3,606,486	642,700
Shares issuable pursuant to the PSUs and 2026 KPI awards are not included in the table above, as the vesting conditions have not yet been achieved. Such shares are therefore not included in the Company’s calculation of basic or diluted net (loss) income per share.
12.Fair Value Measurements
The following tables present the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,247	$47,247	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$39,252	$39,252	$—	$—
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
Warrants redemption
In connection with the Company’s redemption of Warrants as discussed in Note 7, two members of the Board, at the time of the redemption of the Warrants, exercised an aggregate of 15,984,566 Warrants, of which, (i) 1,336,124 Warrants were exercised on a cashless basis in exchange for the issuance of 482,340 shares of common stock; and (ii) 14,648,442 Warrants were exercised for cash in exchange for the issuance of an aggregate of 14,648,442 shares of common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $168,467.
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
Norway Matter
In January 2021, the Norwegian Data Protection Authority (“NDPA”) sent Grindr LLC, a wholly owned subsidiary of the Company, an “Advance notification of an administrative fine” of 100,000 NOK for an alleged infringement of the General Data Protection Regulation (“GDPR”). The NDPA alleged that (i) Grindr LLC disclosed personal data to third-party advertisers without a legal basis in violation of Article 6(1) GDPR and (ii) Grindr LLC disclosed special category personal data to third-party advertisers without a valid exemption from the prohibition in Article 9(1) GDPR. Grindr LLC contested the draft findings and fine. In December 2021, the NDPA issued a reduced administrative fine against Grindr LLC in the amount of 65,000 NOK. In October 2025, the Norwegian Appeals Court upheld the administrative fine of 65,000 NOK. Grindr LLC received an invoice for the fine from the Norwegian state collection agency in January 2026 and in February 2026, Grindr LLC paid the principal amount of the fine. The invoice also purports to impose 16,800 NOK (the equivalent of approximately $1,753 using the exchange rate as of September 30, 2026) in interest fees to Grindr LLC in addition to the principal of the fine. Based on the information currently available, Grindr LLC disputes the asserted interest on the Norwegian administrative fine.
Israeli Class Action
In December 2020, Grindr LLC was named in a statement of claim and petition for certification of a class action in Israel (Israeli Central District Court). The statement of claims generally alleges that Grindr LLC violated users’ privacy by sharing information with third parties without their explicit consent and seeks various forms of monetary, declaratory, and injunctive relief, in addition to certification as a class action. After various filings, the parties reached a settlement in February 2025, which was amended and subsequently approved by the court on September 8, 2026. As of September 30, 2026, the judgment approving the settlement remained subject to appeal.
UK Group Action
In April 2025, the Company (Grindr Inc.) and Grindr LLC, its indirect and wholly-owned operating subsidiary, were served with proceedings in the High Court of England and Wales, which proceedings were originally issued in April 2024.

Grindr Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts and share data)
The claims were brought on behalf of alleged Grindr users from a period between 2009 and 2020 alleging unlawful processing of their personal data in breach of UK data protection laws and misuse of their private information. The claim against Grindr Inc. was discontinued. On September 2, 2026, the parties entered into a settlement resolving the above-referenced action (and a second set of proceedings served for procedural reasons) without any admission of liability. As part of the settlement, Grindr agreed to pay £13,000 to the counterparties by December 31, 2026, and £13,000 by March 31, 2027 (the equivalent of approximately $17,200 each, using the exchange rate as of September 30, 2026). The settlement liability is included in “Accrued expenses and other current liabilities” in Note 4.
15.Subsequent Events
On November 2, 2026 (the “Closing Date”), the Company completed the acquisition of PurposeMed Inc. (“PurposeMed”), the parent company behind the Freddie brand, a telehealth provider of PrEP and HIV prevention care (the “PurposeMed Acquisition”). Total consideration consisted of $190,000 in cash, 3,851,684 shares of the Company’s common stock (valued at approximately $49,186 based on the Company’s closing stock price on the Closing Date), and an earnout of up to $70,000 in cash, contingent on PurposeMed’s financial performance for the year ending December 31, 2027.
The cash consideration was funded with cash on hand as well as a $152,000 borrowing under the Revolver on October 30, 2026, whose borrowings bear interest at Term SOFR plus the applicable margin. Following the borrowing, $47,625 remained available under the Revolver. See Note 5 for additional information on the Credit Agreement.
The PurposeMed Acquisition is being accounted for as a business combination. Because the Closing Date occurred after September 30, 2026, no amounts related to the PurposeMed Acquisition are reflected in the Company’s financial statements as of or for the period ended September 30, 2026. The Company’s initial accounting for the PurposeMed Acquisition is incomplete, and the Company is therefore unable to disclose the fair value of assets acquired and liabilities assumed, including goodwill, or pro forma revenue and earnings, as of the date of this filing.
Subsequent to September 30, 2026, and through November 4, 2026, the Company repurchased and retired 1,350,000 shares of its common stock in open market transactions for an aggregate purchase price of $17,713, at an average price of $13.12 per share, under the stock purchase plan described in Note 8. As of November 4, 2026, $251,398 remained available for repurchase under the Stock Repurchase Program, excluding future commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to the unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” included under Part II, Item 1A, of this Quarterly Report on Form 10-Q, as well as under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the section titled “Risk Factors” included under Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Overview
Grindr Inc. (“Grindr”, “we”, “us”, “our” or the “Company”), is on a mission to make a world where the lives of our global community are free, equal, and healthy. We manage and operate the Grindr platform, a global social networking platform primarily serving gay men around the world, helping them express themselves, build relationships, and find community. The Grindr platform had 1.4 million Average Paying Users for each of the three and nine months ended September 30, 2026, compared to 1.3 million and 1.2 million Average Paying Users for the three and nine months ended September 30, 2025, respectively, representing period-over-period growth of 10.9% and 15.0%, respectively. Now, as the Global Gayborhood in Your Pocket™, Grindr is bringing the connections and services of a physical gayborhood into the app to serve more of gay men’s everyday needs. Grindr Health brings together technology and clinical expertise to make it easier to access and manage health and wellness care. Since 2015, Grindr for Equality has worked with organizations in every major region of the world to advance human rights, health, and safety for millions of people.
The Grindr mobile application is free to download and provides certain services and features to Grindr’s users at no cost. We also offer a variety of additional controls and features for users who enroll in our paid subscriptions and add-on products. A substantial portion of our revenue is from app-based revenue representing 83.1% and 83.2% of total revenue for the three months ended September 30, 2026, and 2025, respectively, and 82.4% and 83.9% of total revenue for the nine months ended September 30, 2026, and 2025, respectively. App-based revenue is derived from users in the form of subscription fees, providing our users access to a variety of features for the period of their subscription. Our current subscription offerings are Grindr XTRA and Grindr Unlimited. We utilize a freemium model to drive increased user acquisition, subscriber conversions, and monetization on the Grindr platform. We also offer consumables on a pay-per-use, or a-la-carte, basis. Leveraging strong brand awareness and our significant user network stemming from our first mover advantage in the gay, bisexual, transgender, and queer (“GBTQ”) social networking industry, our historical growth in number of users has been driven primarily by word-of-mouth referrals and other organic means.
In addition to our revenue generated from subscription fees and consumable purchases, we also generate advertising revenue representing 16.9% and 16.8% of total revenue for the three months ended September 30, 2026, and 2025, respectively, and 17.6% and 16.1% of total revenue for the nine months ended September 30, 2026, and 2025, respectively. Advertising revenue includes both first-party and third-party advertising. We provide advertisers with the opportunity to directly reach the GBTQ community, a group with significant global purchasing power and economic potential. We have attracted advertisers from a diverse array of industries, including healthcare, entertainment, gaming, travel, and consumer goods. We offer our partners a diverse range of advertising opportunities to advertisers, including in-app banners, full-screen interstitials, and other customized units, typically sold on a cost per mille (“CPM”) basis. Additionally, we contract with a variety of third-party advertising platforms to market and sell digital advertising inventory available on the Grindr platform. We will continue to evaluate opportunities to increase advertising inventory by both enhancing and differentiating our advertising offerings in addition to scaling our advertising volume.
We generated $141.4 million and $115.8 million of revenue for the three months ended September 30, 2026, and 2025, respectively, and we generated $409.5 million and $313.9 million of revenue for the nine months ended September 30, 2026, and 2025, respectively, representing period-over-period growth of 22.1% and 30.5%, respectively.
While we have users in over 190 countries and territories, we intend to grow our user base and revenues by continuing to introduce new and innovative products and services to all of our users across the globe.
Recent Developments
PurposeMed Acquisition

On September 30, 2026, we entered into a Securities Purchase Agreement with 18273618 Canada Inc., a Canadian corporation and wholly owned subsidiary of the Company, PurposeMed Inc. (“PurposeMed”), the shareholders of PurposeMed party thereto (the “Sellers”), and Dr. Husein Moloo, solely in his capacity as the Sellers’ representative. PurposeMed is the company behind the Freddie brand, a telehealth platform providing access to pre-exposure prophylaxis (“PrEP”) and HIV prevention care.
On November 2, 2026, we completed the acquisition of PurposeMed (the “PurposeMed Acquisition”). Total consideration consisted of $190.0 million in cash, 3,851,684 shares of our common stock, and an earnout of up to $70.0 million in cash, contingent on PurposeMed’s business achieving certain financial performance targets for the fiscal year ending December 31, 2027.
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
Certain Labor Matters
In July 2023, the Communications Workers of America AFL-CIO (“CWA”) filed an election petition with the National Labor Relations Board (“NLRB”) seeking to hold a representation election for certain classifications of our employees. CWA subsequently filed several unfair labor practice charges against us with the NLRB, including a request for injunctive relief under Sec. 10(j) of the National Labor Relations Act. Regarding the election petition, the NLRB conducted a secret mail-ballot election and held partial vote counts in November and December 2023. As of the date of filing of this Quarterly Report, the NLRB has not completed tallying all the votes from the election as there are numerous outstanding challenged ballots. In addition, on November 1, 2024, the local regional office of the NLRB issued a complaint on the unfair labor practice charges. A hearing commenced in May 2025 and concluded in May 2026. Post-hearing briefs were filed in October 2026. As of the date of filing of this Quarterly Report, the decision on the merits remains pending. The 2024 complaint, hearing that concluded in May 2026, and October 2026 post-trial briefs are the first steps in the administrative process and the complaint is not a finding of any wrongdoing, nor is it a decision or ruling of the NLRB.
Consolidated Results for the Three Months Ended September 30, 2026 and 2025
For the three months ended September 30, 2026, and 2025, we generated:
•Revenue of $141.4 million and $115.8 million, respectively, an increase of $25.6 million, or 22.1%.
•Net loss of $6.6 million and net income of $30.8 million, respectively, a decrease of $37.4 million, resulting in a net (loss) income margin of (4.7)% and 26.6%, respectively.
•Adjusted EBITDA of $61.7 million and $54.8 million, respectively, an increase of $6.9 million, or 12.6%, resulting in an Adjusted EBITDA margin of 43.7% and 47.4%, respectively. See “Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA margin” below for more details on the calculations and reconciliations.
Consolidated Results for the Nine Months Ended September 30, 2026 and 2025
For the nine months ended September 30, 2026 and 2025, we generated:
•Revenue of $409.5 million and $313.9 million, respectively, an increase of $95.6 million, or 30.5%.
•Net income of $37.9 million and $74.5 million, respectively, a decrease of $36.6 million, or 49.1%, resulting in a net income margin of 9.3% and 23.7%, respectively.

•Adjusted EBITDA of $177.9 million and $140.7 million, respectively, an increase of $37.2 million, or 26.4%, resulting in an Adjusted EBITDA margin of 43.4% and 44.8%, respectively. See “Non-GAAP Financial Measures—Adjusted EBITDA and Adjusted EBITDA margin” below for more details on the calculations and reconciliations.
Operating and Financial Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except ARPPU)	2026	2025	2026	2025
Key Operating Metrics
Average Paying Users	1,441	1,299	1,416	1,231
Average App-Based Revenue per Average Paying User (“ARPPU”)	$27.15	$24.70	$26.44	$23.76

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Key Financial and Non-GAAP Metrics(1)
Revenue	$141,377	$115,766	$409,456	$313,924
App-based revenue	$117,544	$96,346	$337,467	$263,371
Advertising revenue	$23,833	$19,420	$71,989	$50,553
Net (loss) income	$(6,599)	$30,834	$37,894	$74,491
Net (loss) income margin	(4.7)%	26.6%	9.3%	23.7%
Adjusted EBITDA	$61,747	$54,826	$177,860	$140,722
Adjusted EBITDA margin	43.7%	47.4%	43.4%	44.8%
Net cash provided by operating activities	$51,221	$55,449	$125,492	$116,760
Operating cash flow conversion	NM	179.8%	331.2%	156.7%
Free cash flow	$50,831	$51,243	$120,647	$111,046
Free cash flow conversion	82.3%	93.5%	67.8%	78.9%
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
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the section titled “Risk Factors” included under Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and this Quarterly Report on Form 10-Q.
Growth in User Base and Paying Users
We acquire new users through investments in generating brand awareness, as well as through word of mouth from existing users and others. We convert these users to Paying Users by offering premium features that maximize the probability of developing meaningful connections, improve the user experience, and provide more control over the experience. We had 1.4 million Average Paying Users for each of the three and nine months ended September 30, 2026, compared to 1.3 million and 1.2 million Average Paying Users for the three and nine months ended September 30, 2025, respectively, representing period-over-period growth of 10.9% and 15.0%, respectively. We grow Paying Users by acquiring new users and converting new and existing users to purchasers of one of our subscription plans or our add-on offerings. As we scale and our community grows larger, we seek to facilitate more meaningful interactions as a result of the wider selection of potential connections. This in turn increases our product value and can increase conversion to one of our paid products. Our revenue growth depends on growth in Paying Users. While we believe we are in the early days of our opportunity, at some point we may face challenges increasing our Paying Users, including competition from alternative products and services and lower adoption of certain product features.
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
Attracting and Retaining Talent
Our business relies on our ability to attract and retain talent, including, but not limited to, engineers, data scientists, product designers, and product managers. As of September 30, 2026, we had 179 employees globally, 178 of which were full-time employees. Our engineering team also includes 36 dedicated contractors in Colombia as of September 30, 2026. We continue to expand and enhance our team with new employees and contractors, and will continue to selectively supplement immediate capacity and product development needs with contractors. By building a performance-driven culture, we want to unleash Grindr’s and each of our employees’ full potential. We intend to continue to focus on adding talent at a measured pace, especially in applied science, data engineering, and artificial intelligence and machine learning. We believe that many people want to work at a company committed to creating a world that is fair, equal, and healthy for the global lesbian, gay, bisexual, transgender, and queer (“LGBTQ”) community and that aligns with their personal values, and therefore our ability to recruit and retain talent is aided by our mission and brand reputation. We compete for talent within the technology market and believe our operating culture is a key differentiator in attracting, developing, and retaining high-performing employees.
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
International Market Pricing and Changes in Foreign Exchange Rates
The Grindr platform has monthly active users in over 190 countries and territories. Our international revenue represents 44.0% and 42.9% of total revenue for the three months ended September 30, 2026, and 2025, respectively, and 43.3% and 42.1% for the nine months ended September 30, 2026, and 2025, respectively. We vary our pricing to align with relative value to local purchasing power and competitors. Our international business typically earns revenue in local currencies. In addition, some of the platforms we work with utilize internally generated foreign exchange rates that may differ from other foreign exchange rates, which could impact our results of operations.
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
Selling, general and administrative expense. Selling, general and administrative expense consists primarily of compensation and other employee-related costs, professional fees, legal fees and legal settlement costs, sales and marketing expenditures, and general and administrative expenses, including facilities, insurance, and information technology support. We plan to continue efforts to attract new users, retain existing users, and increase monetization of both our new and existing users, which may result in increased sales and marketing expenses in future periods.
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
Other (expense) income, net. Other (expense) income, net consists of realized and unrealized exchange rate gains or losses, changes in the fair value of derivative instruments, and credit losses on our loan receivable from our equity method investee.
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
Results of Operations
Three and Nine Months Ended September 30, 2026, Compared to Three and Nine Months Ended September 30, 2025

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	% of Total Revenue	2025	% of Total Revenue	2026	% of Total Revenue	2025	% of Total Revenue
Revenue	$141,377	100.0%	$115,766	100.0%	$409,456	100.0%	$313,924	100.0%
Operating costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,587	24.5%	28,919	25.0%	101,749	24.8%	80,869	25.8%
Selling, general and administrative expense	80,376	56.9%	29,256	25.3%	167,948	41.0%	95,953	30.6%
Product development expense	20,536	14.5%	11,088	9.6%	56,774	13.9%	34,316	10.9%
Depreciation and amortization	1,792	1.3%	1,262	1.1%	3,670	0.9%	7,807	2.5%
Total operating expenses	137,291	97.1%	70,525	60.9%	330,141	80.6%	218,945	69.7%
Income from operations	4,086	2.9%	45,241	39.1%	79,315	19.4%	94,979	30.3%
Other (expense) income
Interest expense, net	(6,808)	(4.8)%	(4,668)	(4.0)%	(19,942)	(4.9)%	(12,107)	(3.9)%
Other (expense) income, net	(4,318)	(3.1)%	(654)	(0.6)%	(6,492)	(1.6)%	4	—%
Share of net loss of equity method investee	(481)	(0.3)%	—	—%	(1,590)	(0.4)%	—	—%
Gain in fair value of warrant liability	—	—%	—	—%	—	—%	9,905	3.2%
Total (expense) income, net	(11,607)	(8.2)%	(5,322)	(4.6)%	(28,024)	(6.8)%	(2,198)	(0.7)%
Net (loss) income before income tax	(7,521)	(5.3)%	39,919	34.5%	51,291	12.5%	92,781	29.6%
Income tax (benefit) provision	(922)	(0.7)%	9,085	7.8%	13,397	3.3%	18,290	5.8%
Net (loss) income	$(6,599)	(4.7)%	$30,834	26.6%	$37,894	9.3%	$74,491	23.7%
Net (loss) income per share
Basic	$(0.04)		$0.16		$0.21		$0.39
Diluted	$(0.04)		$0.16		$0.21		$0.33

Revenue
Revenue for the three months ended September 30, 2026, and 2025, was $141.4 million and $115.8 million, respectively. The increase in revenue period-over-period was $25.6 million, or 22.1%.
For the three months ended September 30, 2026, and 2025, app-based revenue was $117.6 million and $96.4 million, respectively. The increase in app-based revenue of $21.2 million, or 22.0%, was driven by the period-over-period increases in both ARPPU of $2.45 and Average Paying Users of 142 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers. There was continued period-over-period growth in our weekly XTRA and Unlimited subscriptions. ARPPU increased by 9.9%, or $2.45, to $27.15 for the three months ended September 30, 2026, from $24.70 for the three months ended September 30, 2025. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expanded our pricing experiments to a broader share of the subscriber base in key markets, with more purchasers choosing to shift into higher prices. For the three months ended September 30, 2026, Average Paying Users increased by 142 thousand, from 1.3 million for the three months ended September 30, 2025, to 1.4 million for the three months ended September 30, 2026.
For the three months ended September 30, 2026, and 2025, advertising revenue was $23.8 million and $19.4 million, respectively. The increase in advertising revenue of $4.4 million, or 22.7%, was primarily driven by strong CPMs across North America, third-party partnerships, as well as onboarding additional campaigns during the period.
Revenue for the nine months ended September 30, 2026, and 2025, was $409.5 million and $313.9 million, respectively. The increase in revenue period-over-period was $95.6 million, or 30.5%.
For the nine months ended September 30, 2026, and 2025, app-based revenue was $337.5 million and $263.3 million, respectively. The increase in app-based revenue of $74.2 million, or 28.2%, was driven by the period-over-period increases in both ARPPU of $2.68 and Average Paying Users of 185 thousand. Period-over-period growth for revenue was driven by enhanced paywall optimizations and merchandising strategies, which strengthened subscription adoption across our XTRA and Unlimited tiers. There was continued period-over-period growth in our weekly XTRA and Unlimited subscriptions. ARPPU increased by 11.3%, or $2.68, to $26.44 for the nine months ended September 30, 2026, from $23.76 for the nine months ended September 30, 2025. Our ARPPU increased as a result of improved product mix, with higher revenue generated by subscription products with higher average monthly-equivalent price, such as weekly Unlimited. We expanded our pricing experiments to a broader share of the subscriber base in key markets, with more purchasers choosing to shift into higher prices. For the nine months ended September 30, 2026, Average Paying Users increased by 185 thousand, from 1.2 million for the nine months ended September 30, 2025, to 1.4 million for the nine months ended September 30, 2026.
For the nine months ended September 30, 2026, and 2025, advertising revenue was $72.0 million and $50.6 million, respectively. The increase in advertising revenue of $21.4 million, or 42.3%, was primarily driven by strong CPMs across North America, third-party partnerships, as well as onboarding additional campaigns during the period.
Cost of revenue
Cost of revenue for the three months ended September 30, 2026, and 2025, was $34.6 million and $28.9 million, respectively. The $5.7 million increase, or 19.7%, was primarily due to growth in distribution fees of $4.3 million (consistent with app-based revenue growth), and increased infrastructure costs of $1.2 million.
Cost of revenue for the nine months ended September 30, 2026, and 2025, was $101.7 million and $80.9 million, respectively. The $20.8 million increase, or 25.7%, was primarily due to growth in distribution fees of $16.3 million (consistent with app-based revenue growth), and increased infrastructure costs of $3.7 million.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2026, and 2025, was $80.4 million and $29.3 million, respectively. The $51.1 million increase, or 174.4%, was primarily due to an increase of $32.8 million in legal settlement expense, primarily related to the settlement of the UK Group Action (see Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information). The increase was also driven by an increase of $10.2 million in stock-based compensation expense, primarily due to a prior-year reduction in the fair value of liability-classified market condition awards, as well as increases of $4.4 million in charitable contributions, $2.2 million in professional and legal fees, and $2.0 million in marketing expenses. These increases were partially offset by a decrease of $2.0 million in salaries and benefits expense.
Selling, general and administrative expense for the nine months ended September 30, 2026, and 2025, was $167.9 million and $96.0 million, respectively. The $71.9 million increase, or 74.9%, was primarily due to an increase of $35.5 million in legal settlement expense, primarily related to the settlement of the UK Group Action (see Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information). The increase was also driven by an increase of $15.3 million in personnel-related expenses, including an increase of $11.5 million in stock-based compensation expense and an increase of $3.8 million in salaries and benefits expense, as well as increases of $9.4 million in marketing expenses, $4.4 million in charitable contributions, $2.2 million in contractor fees, and $2.0 million in software and information technology expenses.
Product development expense
Product development expense for the three months ended September 30, 2026, and 2025, was $20.5 million and $11.1 million, respectively. The $9.4 million increase, or 84.7%, was primarily due to an increase of $5.7 million in personnel-related expenses, driven by lower capitalization of software development costs and increased headcount, including an increase of $3.1 million in stock-based compensation expense. The increase was also driven by an increase of $3.2 million in contractor and outside service fees, primarily due to lower capitalization of software development costs.
Product development expense for the nine months ended September 30, 2026, and 2025, was $56.8 million and $34.3 million, respectively. The $22.5 million increase, or 65.6%, was primarily due to an increase in personnel-related expenses of $18.5 million from increased headcount, including an increase in stock-based compensation expense of $10.0 million. The increase was also due to an increase of $3.4 million in contractor and outside service fees to support the engineering function.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2026, and 2025, was $1.8 million and $1.3 million, respectively. The $0.5 million increase, or 38.5%, was primarily due to an increase of $0.7 million in amortization of capitalized software development costs, partially offset by lower depreciation of property and equipment.
Depreciation and amortization for the nine months ended September 30, 2026, and 2025, was $3.7 million and $7.8 million, respectively. The $4.1 million decrease, or 52.6%, was primarily due to a decrease of $4.0 million in amortization of acquired intangible assets from an acquisition in June 2020, which were fully amortized in June 2025.
Interest expense, net
Interest expense, net for the three months ended September 30, 2026, and 2025, was $6.8 million and $4.7 million, respectively. The $2.1 million increase, or 44.7%, was primarily due to an increase in interest expense of $1.6 million from higher outstanding debt balances and a decrease in interest income of $0.6 million from lower investment balances.
Interest expense, net for the nine months ended September 30, 2026, and 2025, was $19.9 million and $12.1 million, respectively. The $7.8 million increase, or 64.5%, was primarily due to an increase in interest expense of $4.7 million from higher outstanding debt balances and a decrease in interest income of $3.1 million, primarily due to the absence of interest income from U.S. treasury bills held in the prior-year period.
Other (expense) income, net
Other (expense) income, net for the three months ended September 30, 2026, and 2025, was expense of $4.3 million and $0.7 million, respectively. The $3.6 million change was primarily due to a $3.7 million change in the fair value of derivative instruments and $1.2 million of credit losses recognized on a loan to our equity method investee, partially offset by a $1.2 million favorable change in foreign currency gains and losses.
Other (expense) income, net for the nine months ended September 30, 2026, and 2025, was expense of $6.5 million and income of $4 thousand, respectively. The $6.5 million change was primarily due to $4.3 million in fair value change in derivative instruments, and $2.0 million in credit loss recognized from a loan to our equity method investee.
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

Income tax (benefit) provision
Income tax (benefit) provision for the three months ended September 30, 2026, and 2025, was a benefit of $0.9 million and a provision of $9.1 million, respectively, resulting in an effective tax rate of 12.3% and 22.8%, respectively. The decrease in effective tax rate was primarily due to Section 162(m) officer compensation.
Income tax (benefit) provision for the nine months ended September 30, 2026, and 2025, was $13.4 million and $18.3 million, respectively, resulting in an effective tax rate of 26.1% and 19.7%, respectively. The increase in effective tax rate was primarily due to Section 162(m) officer compensation.
Our effective tax rates in fiscal 2026 and future periods may fluctuate, as a result of changes in actual results versus our estimates; or changes in tax laws, regulations, accounting principles, or interpretations thereof.
Net (loss) income
Net (loss) income for the three months ended September 30, 2026, and 2025, was a net loss of $6.6 million and net income of $30.8 million, respectively. Net (loss) income decreased by $37.4 million.
Net (loss) income for the nine months ended September 30, 2026, and 2025, was $37.9 million and $74.5 million, respectively. Net income decreased by $36.6 million.
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
Adjusted EBITDA and Adjusted EBITDA margin
Adjusted EBITDA adjusts for the impact of items that we do not consider indicative of the operational performance of our business. We define Adjusted EBITDA as net (loss) income excluding income tax (benefit) provision; interest expense, net; depreciation and amortization; stock-based compensation expense; equity method investee losses and related credit losses; change in fair value of warrant liability; and employee transition costs, litigation-related costs, transaction-related costs, and other expense, in each case, that are unrelated to our core ongoing business operations. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.
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

The following table presents the reconciliation of net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(6,599)	$30,834	$37,894	$74,491
Interest expense, net	6,808	4,668	19,942	12,107
Income tax (benefit) provision	(922)	9,085	13,397	18,290
Depreciation and amortization	1,792	1,262	3,670	7,807
Litigation-related costs (1)	32,288	779	35,771	1,759
Transaction-related costs (2)	3,471	—	3,617	—
Stock-based compensation expense	19,290	6,019	54,923	33,495
Employee transition costs (3)	273	2,179	710	2,678
Equity method investee losses and related credit losses (4)	1,681	—	3,590	—
Change in fair value of warrant liability (5)	—	—	—	(9,905)
Other expense (6)	3,665	—	4,346	—
Adjusted EBITDA	$61,747	$54,826	$177,860	$140,722
Revenue	$141,377	$115,766	$409,456	$313,924
Net (loss) income margin	(4.7)%	26.6%	9.3%	23.7%
Adjusted EBITDA margin	43.7%	47.4%	43.4%	44.8%
_________________
(1)Litigation-related costs that are unrelated to our core ongoing business operations primarily represent settlement expenses accrued and external legal fees associated with outstanding litigation or regulatory matters outside of the ordinary course.
(2)Transaction-related costs consist of legal, consulting, and other professional fees related to ongoing or potential transactions, including our acquisition of PurposeMed Inc., which was completed on November 2, 2026.
(3)Employee transition costs relate to costs associated with the transition of our former Chief Financial Officer, severance incurred for employees who elected not to relocate or participate in our RTO Plan, and certain other severance arrangements.
(4)Equity method investee losses and related credit losses are related to our share of losses from our investment in our equity method investee and credit losses in relation to the loan receivable to our equity method investee.
(5)Change in fair value of warrant liability relates to the warrants that were remeasured upon exercise or redemption. In February 2025, we completed the redemption of all outstanding warrants.
(6)Other expense is related to change in fair value of the bifurcated derivative in our forward repurchase transactions entered into in the first quarter of 2026 that was remeasured through final settlement in the third quarter of 2026.
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

The following table presents the reconciliation of net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$51,221	$55,449	$125,492	$116,760
Less:
Capitalized software development costs and purchases of property and equipment	(390)	(4,206)	(4,845)	(5,714)
Free cash flow	$50,831	$51,243	$120,647	$111,046

Operating cash flow conversion (1)	NM	179.8%	331.2%	156.7%
Free cash flow conversion (2)	82.3%	93.5%	67.8%	78.9%
_________________
(1)Operating cash flow conversion represents net cash provided by operating activities as a percentage of net (loss) income. Operating cash flow conversion for the three months ended September 30, 2026 is not meaningful (“NM”) due to the net loss in the period.
(2)Free cash flow conversion represents free cash flow as a percentage of Adjusted EBITDA.
Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2026
The following table summarizes our total cash and cash equivalents, and cash flows:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash and cash equivalents, including restricted cash (as of the end of period)	$49,425	$6,932

Net cash provided by (used in):
Operating activities	$125,492	$116,760
Investing activities	(8,845)	(5,714)
Financing activities	(154,872)	(163,871)
Net change in cash and cash equivalents	$(38,225)	$(52,825)
Cash flows provided by operating activities
Net cash provided by operating activities is primarily dependent on our revenues affected by timing of receipts from subscription and advertising sales. It is also dependent on managing our operating expenses, such as salaries and employee-related costs, selling and marketing expenses, and other general and administrative expenses. We expect to maintain strong operating cash flows given our historical performance. We will continue to invest in the right resources to support longer-term profitable growth. Our operating cash flows should continue to cover our operating and financing costs.
During the nine months ended September 30, 2026, our operations provided $125.5 million of cash, which was primarily attributable to our net income of $37.9 million, adjusted for non-cash items, including $54.9 million in stock-based compensation and $3.7 million in depreciation and amortization, and the cash flow impact from a change in operating assets and liabilities of $18.2 million, primarily from a $33.3 million increase in accrued expenses and other current liabilities due to the accrual for the UK legal settlement, partially offset by a $12.3 million increase in other current assets primarily due to an increase in income taxes receivable, and a $3.2 million increase in accounts receivable due to an increase in app-based revenue and advertising revenue during the period.
During the nine months ended September 30, 2025, our operations provided $116.8 million of cash, which was primarily attributable to our net income of $74.5 million, adjusted for non-cash items, including $33.5 million in stock-based compensation and $7.8 million in depreciation and amortization, partially offset by a $9.9 million gain in fair value of warrant liability, and the cash flow impact from a change in operating assets and liabilities of $8.0 million, primarily from a $19.7 million increase in accrued expenses and other current liabilities due to timing of payments, net of a $9.2 million increase in accounts receivable due to an increase in app-based revenue and advertising revenue during the period.
Cash flows used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2026, consisted primarily of additions to capitalized software of $4.0 million and a loan to our equity method investee of $4.0 million.
Net cash used in investing activities for the nine months ended September 30, 2025, consisted primarily of additions to capitalized software of $5.2 million.
Cash flows used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2026, which was $154.9 million, was primarily due to payments of $159.9 million for purchasing equity instruments, $15.0 million of principal payments on debt, and $13.1 million of payments to tax authorities for employee equity awards. The payments were partially offset by proceeds of $32.2 million from the settlement of equity instruments.
Net cash used in financing activities for the nine months ended September 30, 2025, which was $163.9 million, was primarily due to payments of $450.5 million for the repurchases of common stock, including commissions, under our stock repurchase program, $17.7 million of payments to tax authorities for employee equity awards, and $11.3 million of principal payments on debt. The payments were partially offset by proceeds of $314.1 million from the exercise of warrants. We announced the redemption of all our outstanding warrants in January 2025, which resulted in a significant amount of our warrants being exercised prior to their redemption in February 2025.
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
As of September 30, 2026, we had cash and cash equivalents of $49.4 million. We believe that our cash and cash equivalents, cash flows generated by operations, and borrowings under our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for the next twelve months.
Senior Secured Credit Facilities
See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Our wholly owned subsidiary, Grindr Capital LLC, is the borrower under a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and other lenders party thereto (the “Credit Agreement”) that governs a $400.0 million term loan facility and a $200.0 million revolving credit facility, each maturing on January 1, 2031. We borrowed the full $400.0 million under the term loan facility on December 16, 2025, and $385.0 million was outstanding as of September 30, 2026, of which $20.0 million is due within the next twelve months. We had no amounts outstanding under the revolving credit facility as of September 30, 2026, other than $0.4 million of letters of credit, with $199.6 million available. In August 2026, we entered into Amendment No. 2 to the Credit Agreement, which increased the swingline loan sublimit under the revolving credit facility from $10.0 million to $25.0 million and changed the interest rate on swingline loans to Adjusted Daily Simple SOFR plus the applicable margin. We have the option to request that lenders increase the amount available under the revolving credit facility by, or obtain incremental term loans of, up to $100.0 million, subject to the terms of the Credit Agreement and only if existing or new lenders choose to provide additional term or revolving commitments.
In October 2026, we borrowed $152.0 million under the revolving credit facility to fund a portion of the cash consideration for the PurposeMed Acquisition. As of November 4, 2026, $152.0 million was outstanding under the revolving credit facility.

All obligations of Grindr Capital LLC under the Credit Agreement are guaranteed by Grindr Inc. and, subject to certain limited exceptions, our wholly owned domestic subsidiaries, and are secured by substantially all of the assets of Grindr Inc., Grindr Capital LLC, and the subsidiary guarantors.
The term loan amortizes quarterly at 1.25% of the principal amount outstanding on December 16, 2025. The Credit Agreement requires compliance with certain financial covenants, including a maximum total net leverage ratio and a minimum fixed charge coverage ratio, and contains customary restrictive covenants and events of default. We were in compliance with the financial and restrictive covenants under the Credit Agreement as of September 30, 2026.
Uses of Cash
Our principal commitments consist of obligations under the Credit Agreement, operating leases for office space, acquisitions, and our payments for the use of cloud services. In addition, we are subject to pending legal proceedings from time to time. In connection with the settlement of the UK Group Action, we agreed to pay £13.0 million by December 31, 2026, and £13.0 million by March 31, 2027 (the equivalent of approximately $17.2 million each, using the exchange rate as of September 30, 2026), which we expect to fund with cash on hand. See Note 5, Note 6, and Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
The cash consideration for the PurposeMed Acquisition was funded with cash on hand as well as a $152.0 million borrowing under our senior secured revolving credit facility on October 30, 2026. In addition, based on PurposeMed achieving certain financial performance targets for the fiscal year ending December 31, 2027, we may be required to pay up to $70.0 million in cash in contingent consideration, payable in 2028. See Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
In March 2025, our Board of Directors authorized a stock repurchase program to allow for the repurchase of up to $500 million of shares of our common stock for the period from March 7, 2025, to March 6, 2027. In February 2026, our Board of Directors authorized an increase in our stock repurchase program by an additional $400 million and extended the repurchase period to March 6, 2029. Our stock repurchase program does not obligate us to repurchase a minimum amount of shares. Under the program, shares of our common stock may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
During the nine months ended September 30, 2026, we did not repurchase shares from the open market. During that period, we entered into prepaid written put options, accelerated share repurchase agreements, and forward repurchase transactions with a major financial institution to repurchase shares of our common stock.
On September 9, 2026, we entered into a stock purchase plan with a major financial institution, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), to repurchase up to $150 million of our common stock under our existing stock repurchase program through open market purchases beginning September 30, 2026, terminating upon the earlier of that amount being purchased or either party’s termination. No shares had been repurchased under the plan as of September 30, 2026.
During the nine months ended September 30, 2026, we repurchased and retired 13,038,757 shares of our common stock for an aggregate purchase price of $180.4 million. During the nine months ended September 30, 2025, we repurchased and retired 25,129,289 shares of our common stock for an aggregate purchase price of $450.5 million, including commissions. As of September 30, 2026, $269.1 million in aggregate value of shares of our common stock remains available under the share repurchase program, excluding future commissions.
Subsequent to September 30, 2026, and through November 4, 2026, we repurchased and retired 1,350,000 shares of our common stock in open market transactions under the Rule 10b5-1 plan described above for an aggregate purchase price of $17.7 million, at an average price of $13.12 per share. As of November 4, 2026, $251.4 million in aggregate value of shares of our common stock remains available under the share repurchase program, excluding future commissions. See Note 8 and Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities due to movements in interest rates. Our exposure to market risk for changes in interest rates relates primarily to our Credit Agreement and to a lesser extent our cash and cash equivalents.
As of September 30, 2026, we had $385.0 million of principal outstanding under our Credit Agreement. A hypothetical 100 basis point change in interest rates would result in a change in our pre-tax interest expense of approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2026, respectively.
Foreign Currency Exchange Risk
We conduct business in certain foreign markets. As a result, we are exposed to foreign exchange risk related to certain currencies, primarily the Euro and British Pound.
For the three months ended September 30, 2026, and 2025, international revenue accounted for 44.0% and 42.9% of our consolidated revenue, respectively, and for the nine months ended September 30, 2026, and 2025, international revenue accounted for 43.3% and 42.1% of our consolidated revenue, respectively. We have exposure to foreign currency exchange risk related to transactions carried out in a currency other than our functional currency, the U.S. dollar. As foreign currency exchange rates fluctuate, transactions carried out in foreign currencies other than the U.S. dollar could impact revenue and distort year-over-year comparability of operating results.
Historically, we have not hedged any foreign currency exposures. We have performed a sensitivity analysis as of September 30, 2026, and 2025. A hypothetical 10% change in Euro and British Pound, relative to the U.S. dollar, would have changed revenue by $3.0 million and $2.4 million for the three months ended September 30, 2026, and 2025, respectively, and by $8.4 million and $6.3 million for the nine months ended September 30, 2026, and 2025, respectively, with all other variables held constant. This accounts for 2.1% of total revenue for both the three months ended September 30, 2026, and 2025, and 2.1% and 2.0% of total revenue for the nine months ended September 30, 2026, and 2025, respectively. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.
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

With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 1A. Risk Factors
PurposeMed, the Affiliated Freddie Medical Group, Providers, and the Pharmacies
Except as set forth below, there have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as supplemented by the risk factors disclosed in subsequent Quarterly Reports on Form 10-Q.
On November 2, 2026, we completed our acquisition (the “PurposeMed Acquisition”) of PurposeMed Inc., a Canadian corporation (“PurposeMed Canada”). PurposeMed Canada and PurposeMed USA Inc. (“PurposeMed USA”) are now our wholly owned subsidiaries (together with their subsidiaries, “PurposeMed” or “Freddie”). PurposeMed operates the Freddie telehealth platform, primarily focusing on access to HIV pre-exposure prophylaxis (“PrEP”) and related care in the United States and Canada.
Operations in the U.S. are conducted through PurposeMed USA, and operations in Canada are conducted through PurposeMed Canada. Due to the prohibition on the corporate practice of medicine adopted by many U.S. states, PurposeMed does not practice medicine and does not employ the healthcare providers who deliver clinical services to patients. Instead, PurposeMed USA has contractual arrangements with Freddie USA of NJ PC, a New Jersey professional corporation (the “Affiliated Freddie Medical Group”), to enable the provision of clinical services to patients in the United States, including through relationships with third-party providers. The Affiliated Freddie Medical Group is a separate professional corporation owned solely by a licensed physician. Neither we nor PurposeMed hold any equity interest in the Affiliated Freddie Medical Group. The Affiliated Freddie Medical Group contracts with or employs clinicians (each, a “Provider”) and has contractual arrangements with third-party partners to provide telehealth consultations and related services through the Freddie platform.
PurposeMed USA has entered into a management services arrangement with the Affiliated Freddie Medical Group. Under this arrangement, PurposeMed USA serves as the administrative services manager for the non-clinical aspects of the Affiliated Freddie Medical Group’s operations in exchange for a fair market value management fee. The Affiliated Freddie Medical Group and its Providers retain sole control of clinical decision-making and the practice of medicine. In Canada, clinical services are provided by clinicians employed by or contracted with PurposeMed Canada in accordance with applicable provincial requirements. PurposeMed USA and PurposeMed Canada also own certain pharmacies (the “Pharmacies”), which are separately licensed, are distinct from the Affiliated Freddie Medical Group, and do not provide clinical services.
As a result of the PurposeMed Acquisition, we are now subject to the additional risks described below.

Risks Related to the PurposeMed Acquisition
We may not realize the anticipated benefits of the PurposeMed Acquisition, and integration may be more difficult, costly, or time-consuming than expected.
The PurposeMed Acquisition is by far the largest acquisition in our history. Its success depends in part on our ability to integrate PurposeMed’s technology, pharmacy, and administrative operations with our platform, including by connecting the Freddie platform, the clinical services provided by the Affiliated Freddie Medical Group, and the Pharmacies with the Grindr app, building an integrated patient experience, and making PurposeMed’s services the foundation of Grindr Health. It also depends in part on our success in converting Grindr users into patients, retaining those patients in care, and growing PurposeMed’s U.S. business at the rates we expect. These expectations depend on revenue synergies that have not been proven at scale. We may not realize the expected revenue growth, cost efficiencies, margins, cross-selling opportunities, or other benefits within the expected timeframe or at all.
Integration may be harder than expected for several reasons, including regulatory and privacy restrictions that may limit how we integrate our platform, marketing, and data with PurposeMed, the Affiliated Freddie Medical Group, and the Pharmacies; as well as difficulties related to integrating operations, technology systems, compliance programs, controls, and personnel across two countries while maintaining compliance with the healthcare, privacy, and other laws that now apply to the combined company. Integration may divert management attention from our core business, and the personnel and resources we have dedicated to managing the integration may be insufficient for an integration of this scope and complexity. We may also incur integration costs that are higher than expected, many of which are difficult to estimate accurately, and our expectations about PurposeMed’s financial results rest on projections that may prove inaccurate. The operating efficiencies we expect from combining certain functions, systems, and vendors may take longer to realize, cost more to achieve, or be smaller than we expect. If revenue growth does not materialize as expected, or if costs exceed our expectations, our consolidated margins may remain lower for longer than we anticipate. If we fail to realize the anticipated benefits or if the anticipated benefits are not realized on our anticipated timeline, our business, financial condition, results of operations, and stock price could be materially adversely affected.
If we are unable to retain PurposeMed’s leadership team and other key personnel, or to successfully integrate our respective organizations and cultures, we may not realize the anticipated benefits of the PurposeMed Acquisition.
Our success in building Grindr Health depends in significant part on the continued service of PurposeMed’s leadership team, including its co-founder and Chief Executive Officer, and its pharmacy, compliance, payor relations, and engineering personnel, as well as on the Affiliated Freddie Medical Group’s ability to retain its Providers. Many of these individuals have specialized healthcare expertise that we do not otherwise have and that would be difficult and costly to replace. We have entered into employment and retention arrangements with certain of these individuals, but these arrangements may not be effective in retaining them, and the risk of departures may increase after the earn-out period ends at the end of 2027. The loss of key PurposeMed personnel could disrupt patient care, payor and partner relationships, and regulatory compliance, and could delay or prevent our integration plans. We may also lose Grindr employees who are critical to the integration or to our core business.
In addition, our organizations have different cultures, decision-making processes, approaches to managing risk and to regulatory compliance, and product development functions, and they operate in different countries. If we are unable to integrate our organizations and cultures effectively we may experience lower employee morale and productivity, increased attrition, conflicts over priorities, or lapses in clinical quality or compliance, any of which could materially adversely affect our business, financial condition, and results of operations.
Integrating the Freddie platform and the systems that support the Affiliated Freddie Medical Group and the Pharmacies with the Grindr app is complex, and any failure, delay, or operational gap during the transition could disrupt patient care, expose sensitive health information, or otherwise harm our business.
To better serve patients of the Affiliated Freddie Medical Group, our integration plans include connecting the Freddie platform, the clinical services provided by the Affiliated Freddie Medical Group, and the Pharmacies with the Grindr app, enabling integrated entry points and an integrated patient experience that allows patients to manage their care through the Grindr app. Integrating systems necessary to support our plans may take longer, cost more, or perform worse than we expect. Integration also requires us to maintain the necessary separation, security, and use of protected health information and other sensitive health data in accordance with HIPAA, U.S. state and Canadian health privacy laws, and our privacy commitments to our users and to patients. Vulnerabilities in PurposeMed or Grindr systems, or in systems used by the

Affiliated Freddie Medical Group or the Pharmacies, that we did not foresee or that arise as systems are connected, could result in security incidents, regulatory investigations, or litigation.
In addition, we must maintain uninterrupted operations as ownership changes, including continuity of clinical services and prescription fulfillment, payor and pharmacy benefit manager (“PBM”) network participation, pharmacy and other licenses, and partner and vendor relationships. Certain licenses, payor contracts, and other agreements require notices, approvals, or new filings in connection with a change of ownership, and some of these may not be completed on a timely basis. Any gaps in our operational readiness could interrupt patient care or revenue, result in regulatory or contractual noncompliance, and materially adversely affect our business, financial condition, and results of operations.
Patients, prospective patients, community partners, payors, and Grindr users may react negatively to the PurposeMed Acquisition or to changes we make to PurposeMed’s services or the Freddie brand, which could result in patient attrition or lower than expected patient acquisition and harm both our healthcare business and our core business.
PurposeMed’s revenue depends on attracting patients and keeping them in care over time. During and following the integration, patients may stop using PurposeMed’s services because of changes we make or how our ownership is perceived. Existing partners may also terminate, decline to renew, or seek to renegotiate their arrangements with PurposeMed on less favorable terms. Competitors may also use the transition to target patients and partners of the Affiliated Freddie Medical Group.
Changes we may seek to make to the Freddie brand could weaken its recognition among patients and partners. Associating Grindr with the Freddie brand, and the promotion and integration we may pursue, may also be viewed negatively by some patients, prospective patients, users, advertisers, or regulators, which could reduce user engagement in our core business. If any of these outcomes occurs, our business, financial condition, and results of operations could be materially and adversely affected.
The PurposeMed Acquisition may expose us to unknown or contingent liabilities, and our indemnification rights and insurance may not be sufficient to cover them.
PurposeMed may have liabilities that we did not discover in diligence or that we underestimated. These could include liabilities under healthcare, pharmacy, privacy, tax, employment, consumer protection, or professional liability laws, as well as liabilities arising from the Affiliated Freddie Medical Group or the Pharmacies. We may be exposed to liabilities arising from the business’s operations before the PurposeMed Acquisition, including tax liabilities and regulatory or professional liability claims. Our rights to indemnification under the purchase agreement related to the PurposeMed Acquisition and any representations and warranties insurance policy are subject to deductibles, caps, survival periods, and exclusions. They may not cover all losses. Any such liabilities could adversely affect our business, financial condition, and results of operations.
The contingent consideration payable in the PurposeMed Acquisition may cause volatility in our results of operations and may result in disputes.
We may pay up to $70.0 million in additional cash consideration if PurposeMed achieves specified 2027 performance targets. Any such payment would be made in 2028. We must remeasure this contingent consideration at fair value each reporting period and recognize changes in earnings, which could cause significant fluctuations in our results of operations. Earn-out arrangements may also lead to disputes with former PurposeMed securityholders about how performance metrics are calculated or how the business is operated during the earn-out period. They may also limit our ability to integrate or restructure PurposeMed before the earn-out period ends.
We may be required to record impairment charges for goodwill and intangible assets recognized in the PurposeMed Acquisition.
We expect to record significant goodwill and intangible assets in connection with the PurposeMed Acquisition. If PurposeMed’s business underperforms, we may be required to record impairment charges, which could materially affect our results of operations. Underperformance could result from regulatory changes, reimbursement pressure, loss of payor or pharmacy network access, or our inability to execute our integration plans.
PurposeMed was privately held, and integrating PurposeMed and the Affiliated Freddie Medical Group into our internal control over financial reporting may be difficult.

Before the PurposeMed Acquisition, PurposeMed was not subject to the Sarbanes-Oxley Act of 2002 or SEC reporting requirements. The structure of PurposeMed and the Affiliated Freddie Medical Group, including operations across multiple jurisdictions, adds complexity to our financial reporting. Bringing PurposeMed’s controls up to public company standards may require significant resources and could divert management’s time and attention, and, during integration, we may identify control deficiencies, including material weaknesses.
The issuance of our common stock as consideration in the PurposeMed Acquisition resulted in dilution, and future sales of those shares, including after the lock-up period expires, could depress our stock price.
We issued 3,851,684 shares of common stock to certain PurposeMed securityholders as part of the PurposeMed Acquisition, which diluted our existing stockholders. These shares are subject to a lock-up that expires on November 2, 2027. After the lock-up expires, all of these shares will be eligible for sale in the public market, subject to any applicable securities law restrictions. Sales of a substantial number of these shares in the public market, or the perception that such sales may occur, could depress the market price of our common stock and could cause it to drop significantly, even if our business is doing well.
Risks Related to Our Healthcare Business
We have limited experience operating a regulated healthcare business, and our expansion into healthcare subjects us to extensive new laws and regulations, increased enforcement risk, and reputational risk.
Through PurposeMed, we now provide administrative and technology services to the Affiliated Freddie Medical Group, which provides clinical services to U.S. patients directly or through third-party partners, and we own the Pharmacies, which dispense medications and bill health insurers in the United States and Canada. PurposeMed also coordinates laboratory testing. Through our Woodwork business, we also offer other health and wellness products. These activities are subject to extensive and evolving federal, state, provincial, and local regulation. Our management team has limited experience in these areas. Applicable laws include professional licensure and telehealth laws; prohibitions on the corporate practice of medicine and fee-splitting; pharmacy licensing and dispensing rules; regulation by the U.S. Food and Drug Administration (the “FDA”) of the medications we offer; fraud and abuse laws; health privacy laws; and laws governing the advertising and promotion of healthcare services and prescription drugs.
Many of these laws are complex, vary by jurisdiction, and are subject to differing interpretations. They may be adopted, expanded, or reinterpreted with little notice, and there may be laws applicable to our healthcare business that we have not identified. Regulators, payors, or courts may disagree with our interpretations. Noncompliance, or alleged noncompliance, could result in civil, criminal, or administrative penalties, including fines, injunctions, disgorgement, and imprisonment; loss of licenses or payor contracts; recoupments; exclusion from programs; additional reporting and oversight obligations; or required restructuring. Enforcement actions against the Affiliated Freddie Medical Group, the Pharmacies, or our partners could have similar effects on us. If compliance in a jurisdiction becomes overly burdensome, we may stop offering certain services there. New products or services may also subject us to additional laws and licensing requirements.
Noncompliance could also cause adverse publicity and harm our brand, which is closely tied to the trust of our users. Expanding, integrating, and maintaining our healthcare compliance programs will require significant ongoing investment, and our program may not prevent or detect all violations.
We depend on our relationship with the Affiliated Freddie Medical Group, which we do not own, to provide clinical services to U.S. patients, and our business would be harmed if that relationship were disrupted or if our arrangements with the Affiliated Freddie Medical Group were found to violate laws prohibiting the corporate practice of medicine or fee-splitting.
Many states prohibit the corporate practice of medicine. This doctrine generally prohibits business corporations from practicing medicine, employing physicians or other licensed providers, or controlling clinical decisions. Many states also prohibit licensed professionals from splitting professional fees with persons or entities that are not licensed.
As a result, we do not employ or contract with the Providers who deliver clinical services to U.S. patients. Instead, those services are provided by or through the Affiliated Freddie Medical Group, which we contract with but do not own. PurposeMed USA provides administrative and management services to the Affiliated Freddie Medical Group under a management services arrangement in exchange for a management fee at fair market value. The Affiliated Freddie Medical Group and its Providers retain sole control of clinical decision-making.

We believe these arrangements comply with applicable law and preserve the exclusive authority of the Affiliated Freddie Medical Group and its Providers over clinical decisions. However, regulators or courts may disagree. Several states have recently enacted or proposed laws that increase scrutiny of, or restrict, arrangements between management companies and professional entities. Some of these laws impose notice and approval requirements for certain transactions.
If our arrangements were found to violate applicable law, we could be required to restructure or terminate them. We, PurposeMed, the Affiliated Freddie Medical Group, and its Providers could also face fines, license discipline, or other penalties, and we could be prevented from offering services in affected jurisdictions. The risk of these penalties could discourage Providers from working with the Affiliated Freddie Medical Group, and Providers could bring claims against the Affiliated Freddie Medical Group, PurposeMed, or us. We could also be harmed if the physician owner of the Affiliated Freddie Medical Group dies, becomes disabled, loses their license, or breaches their agreements; the Affiliated Freddie Medical Group fails to meet its contractual or regulatory obligations; or we cannot enforce our contractual rights against the Affiliated Freddie Medical Group. In addition, as a New Jersey professional corporation, the Affiliated Freddie Medical Group may be unable to qualify to provide clinical services directly in certain states, and in those states it relies on contractual arrangements with third-party partners. Our business could be harmed if those partners fail to perform, terminate or decline to renew their arrangements, or are found to violate applicable law, or if we cannot establish comparable arrangements in new states.
If the Affiliated Freddie Medical Group cannot recruit and retain qualified Providers, or if telehealth laws become more restrictive, the ability of patients of the Affiliated Freddie Medical Group to access care could be impaired.
Our healthcare business depends on the Affiliated Freddie Medical Group’s ability to recruit, credential, retain, or contract with Providers. Each Provider must be licensed in the state where the patient is located. Many states restrict the independent practice of nurse practitioners and physician assistants and require physician supervision or collaboration.
Federal and state laws also govern how telehealth services may be delivered. These laws include requirements for establishing a provider-patient relationship; limits on asynchronous or audio-only care; prescribing standards; and informed consent and documentation requirements. These laws change frequently, vary by state, and are subject to political and regulatory influences, and significant changes in these laws, or in their interpretation or enforcement, could occur with little or no notice. Some states may require synchronous care, restrict remote supervision of nurse practitioners and physician assistants, or impose in-person or other requirements that increase our costs or limit our services. A shortage of qualified providers, higher compensation demands, or adverse changes in telehealth regulation could adversely affect our business.
Our pharmacy operations are subject to extensive regulation and depend on partner relationships, and the loss of, or failure to obtain, required licenses, network access, or key contracts could adversely affect our business.
Through PurposeMed, we own and operate the Pharmacies, which are subject to extensive regulation, including pharmacy licensing and permit requirements in their home jurisdictions and, for U.S. mail-order dispensing, in each state into which they ship; oversight and inspection by state boards of pharmacy and provincial pharmacy regulators; pharmacist and technician licensing, supervision, and staffing ratio requirements; rules governing repackaging, labeling, patient counseling, and prescription transfers; recordkeeping, drug pedigree, and supply chain security requirements; and federal requirements affecting mail-order dispensing, including FDA recall procedures, Federal Trade Commission rules for mail-order sellers, and the U.S. Postal Service’s authority to restrict the mailing of drugs. These requirements, some of which address prescriptions issued through telehealth, are evolving, and changes to them or to their interpretation or enforcement could increase our costs or restrict how the Pharmacies dispense and ship medications. If the Pharmacies fail to obtain or maintain required licenses, or to comply with these requirements, we could face fines, suspension or revocation of licenses, or an inability to operate in one or more jurisdictions.
A significant portion of PurposeMed’s revenue also depends on the Pharmacies and partner pharmacies maintaining access to the networks of PBMs and payors. PBMs and payors may audit pharmacy claims and recoup payments, reduce reimbursement rates or impose fees, exclude pharmacies from their networks, or impose network terms that restrict mail-order, specialty, or telehealth-linked dispensing. Certain contracts and arrangements with PBMs and other partners that are important to our business may be terminated by the counterparty at will. We may be unable to replace a terminated contract on comparable terms or at all. Any of these actions could materially reduce our revenue and margins.
The medications prescribed and dispensed through our healthcare business are subject to FDA and Health Canada regulation, and changes in that regulation, or noncompliance by us or our partners, could adversely affect our business.
The medications prescribed by Providers of the Affiliated Freddie Medical Group and dispensed by the Pharmacies and partner pharmacies, including medications used for PrEP, are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and, in Canada, by Health Canada. Applicable requirements include premarket approval or authorization of drug products, subject to available exemptions, as well as requirements relating to adulteration and misbranding, drug supply chain security, recalls, and adverse event reporting. To the extent the Pharmacies or their suppliers compound medications, they are subject to applicable requirements under the FDCA, and the availability of exemptions from certain drug approval and other requirements depends on compliance with conditions for those exemptions. Regulatory requirements or enforcement actions affecting the medications we offer or the entities that manufacture, compound, distribute, or dispense them, or other developments impacting the availability or use of those medications, could limit or interrupt our ability to offer those medications, increase our costs, or reduce patient demand. The FDA has also announced increased enforcement against misleading direct-to-consumer drug advertising. Changes in FDA or Health Canada regulation, policy, or enforcement priorities could increase our compliance costs, restrict how we market or offer medications, and adversely affect our business, financial condition, and results of operations.
PurposeMed’s revenue depends on third-party reimbursement and on arrangements with partners that depend on certain regulations, and changes in coverage, pricing, program rules and regulations, or funding could adversely affect our results.
PurposeMed’s revenue depends substantially on reimbursement for medications and related services from third parties, including private insurers and other partners that participate in government programs, such as the federal 340B Drug Pricing Program (the “340B Program”). PurposeMed’s revenue is also concentrated in a small number of products from a limited number of suppliers. Coverage, reimbursement, and government regulations are complex and change frequently, including through litigation, legislation, regulatory action, and shifts in enforcement priorities. Our revenue could decline because of changes to preventive services coverage requirements, formulary restrictions or reimbursement cuts, generic price erosion, manufacturer restrictions, reductions in public health funding, partner eligibility or audit issues (which could also result in repayment obligations), supply disruptions, or shifts in the therapeutic landscape. Any of these developments could adversely affect our business, financial condition, and results of operations.
PurposeMed’s business is concentrated in HIV PrEP, and new PrEP medications, generic competition, or other changes in HIV prevention could reduce demand for PurposeMed’s services or the revenue it earns per patient.
Substantially all of PurposeMed’s revenue is derived from facilitating access to PrEP and related care, and a small number of PrEP medications account for most of that revenue. As a result, PurposeMed’s business is particularly exposed to changes in how PrEP is prescribed, dispensed, priced, and paid for.
The HIV prevention landscape is changing rapidly. The FDA approved a twice-yearly injectable PrEP medication in 2025, Health Canada authorized it in 2026, and other long-acting products, including once-monthly oral options, are in development. Injectable medications generally require administration in a clinical setting and may be covered under a medical benefit rather than a pharmacy benefit. Increased adoption of these products could reduce the role of telehealth prescribing and mail-order pharmacy dispensing in PrEP care, and we may be unable to adapt PurposeMed’s model to offer them on economically attractive terms, or at all. In addition, generic versions of certain PrEP medications are already available, and generic versions of other PrEP medications that account for a significant portion of PurposeMed’s revenue are expected to enter the market. Generic entry typically causes significant price erosion and lower reimbursement, which could reduce the Pharmacies’ revenue and margins and the 340B Program savings that fund our partners’ arrangements with the Affiliated Freddie Medical Group. Other developments could also reduce demand for PurposeMed’s services, including changes to clinical guidelines or to regulations that require most private health plans to cover PrEP without cost-sharing; payor formulary or utilization management decisions; manufacturer pricing, supply, or distribution decisions; and the development of an HIV vaccine or other prevention methods. Because PurposeMed’s business is concentrated in facilitating access to PrEP and related care, we may be unable to diversify PurposeMed’s revenue quickly enough to offset any of these developments, and our business, financial condition, and results of operations could suffer materially as a result.
Changes in healthcare laws, including potential healthcare reform, have created uncertainty in the healthcare industry and could adversely affect our business.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”), significantly changed how healthcare is financed by governmental and private payors in the United States. The ACA has been the subject of litigation and legislative efforts to modify or repeal it, and federal and state policymakers continue to propose changes to healthcare coverage, financing, and drug pricing. Because PurposeMed’s revenue depends substantially on third-party reimbursement, changes to the ACA, to preventive services coverage requirements, or to other laws governing health insurance and drug pricing could reduce coverage for, or reimbursement of, the services and medications PurposeMed provides. Changes to Canadian provincial drug programs could have similar effects. In addition, a significant portion of PurposeMed’s U.S. revenue depends on arrangements with community-based organizations and other healthcare providers that participate in the 340B Program, which is subject to regulatory activity, manufacturer restrictions, and legislative proposals that could, among other things, narrow which individuals qualify as 340B patients, limit the use of contract pharmacies, and replace upfront discounts with rebates. If the 340B Program is amended or restricted in a way that significantly reduces the economics of these arrangements, we may need to make significant changes to PurposeMed’s U.S. business, which could cause its U.S. revenues and margins to decline significantly. We cannot predict what reform proposals will be adopted, when they may be adopted, or how they may affect our business, financial condition, and results of operations.
If our business practices are found to violate federal, state, or provincial anti-kickback, self-referral, or false claims laws, we may incur significant penalties and reputational damage that could adversely affect our business.
In the United States, the healthcare industry is subject to extensive federal and state regulation of kickbacks, physician self-referrals, false claims, and other fraud and abuse issues. For example, the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, to induce or reward the referral of an individual, or the furnishing, arranging for, or recommending of an item or service, reimbursable in whole or in part by a federal healthcare program. “Remuneration” is broadly interpreted to include anything of value, such as cash, gifts, discounts, and free or below-market services or supplies. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful outside the healthcare industry.
The penalties for violating the Anti-Kickback Statute can be severe. A violation may be established without actual knowledge of the statute or specific intent to violate it, and may result in civil, criminal, and administrative fines and penalties, damages, imprisonment, and exclusion from federal healthcare programs. Many states have adopted similar laws, some of which apply to items and services reimbursable by any payor, including private insurers and patients paying out of pocket.
In addition, the federal physician self-referral law, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, a physician from referring Medicare patients to an entity for certain “designated health services,” which include outpatient prescription drugs, if the physician or an immediate family member has a financial relationship with the entity. Penalties include refunds of amounts received for prohibited referrals, civil monetary penalties, and exclusion from federal healthcare programs. Many states have their own self-referral laws, some of which apply regardless of payor.
The federal False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making or using a false record or statement material to a false or fraudulent claim. A claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The False Claims Act permits private whistleblowers to bring actions on behalf of the government and to share in any recovery. Violations may result in treble damages and significant per-claim penalties, and may lead to corporate integrity agreements and exclusion from federal healthcare programs. Many states have adopted similar laws.
The Pharmacies bill commercial health insurers, and the Affiliated Freddie Medical Group participates in arrangements involving other government health programs, which may implicate the Anti-Kickback Statute, the False Claims Act, and the federal civil monetary penalties law. Many state anti-kickback, patient brokering, self-referral, and insurance fraud laws apply regardless of payor, and we are also subject to comparable Canadian laws. If the Pharmacies or the Affiliated Freddie Medical Group were to begin accepting Medicare or Medicaid, or if the scope of these laws expands, our exposure under these laws, including the Stark Law, and the complexity of our compliance obligations would materially increase.
The interpretation and enforcement of these laws as applied to telehealth and digital health businesses is developing, there is limited precedent, and state-law safe harbors and exceptions are often less developed than federal ones. While we believe our practices comply with these laws, a governmental authority could disagree. Several of our current or planned practices could be challenged under these laws as improper inducements, referral payments, or waivers of patient cost-sharing, including:
•the Affiliated Freddie Medical Group’s arrangements with community-based organizations, and arrangements with partner pharmacies;
•free or discounted clinical services or initial medication supplies, copay assistance, and other financial assistance programs;
•marketing and promotion of PurposeMed through the Grindr platform;
•bundling or pairing PurposeMed care with Grindr premium subscription benefits; and

•payments among Grindr, PurposeMed, the Affiliated Freddie Medical Group, and the Pharmacies.
Payors may also assert that claims were not properly documented, were not medically necessary, or otherwise violated network or plan terms. Even an unsuccessful challenge could be costly and divert management attention. If a governmental authority alleged or determined that we are not in compliance with these laws, or if new laws or changes to existing laws limit our business practices or marketing activities, we could face fines, penalties, or damages and may need to modify or terminate certain arrangements, any of which could materially adversely affect our business, financial condition, and results of operations.
Our intercompany arrangements and cross-border structure may be challenged by regulators or tax authorities.
Our healthcare business may involve management, marketing, technology, and data-sharing arrangements among Grindr and its subsidiaries; PurposeMed, including PurposeMed Canada, PurposeMed USA, and the Pharmacies; and the Affiliated Freddie Medical Group. Regulators may scrutinize these arrangements under corporate practice, fee-splitting, anti-kickback, and privacy laws, as well as under laws that restrict the ownership and control of pharmacies and healthcare practices. Tax authorities in the United States and Canada may challenge our transfer pricing, the characterization of the fees paid by the Affiliated Freddie Medical Group to PurposeMed USA, or the allocation of income among jurisdictions. Any such challenge could require us to restructure these arrangements, pay additional taxes, interest, or penalties, or limit our ability to integrate PurposeMed with our platform.
We are subject to HIPAA and other health privacy laws, and our handling of highly sensitive health information, the volume and complexity of which has increased significantly as a result of the PurposeMed Acquisition, exposes us to heightened regulatory, litigation, and reputational risk.
PurposeMed, the Pharmacies, and Grindr are subject to HIPAA. We are also subject to:
•state laws that provide heightened confidentiality protection for HIV status, sexually transmitted infection testing, and other sensitive health information;
•state consumer privacy and health data laws, such as Washington’s My Health My Data Act, many of which include private rights of action;
•the California Confidentiality of Medical Information Act;
•the Federal Trade Commission’s Health Breach Notification Rule; and
•in Canada, the Personal Information Protection and Electronic Documents Act and provincial health information laws.
These laws restrict how we may use and disclose health information, including for marketing. They may limit our ability to share data between the Grindr platform and PurposeMed, or to use certain health data to personalize or promote our products.
These laws are rapidly evolving, are often uncertain or inconsistent, and in many cases are more restrictive than, and not preempted by, HIPAA, particularly for highly sensitive information such as HIV status and sexual health information. We expect new laws governing privacy, data protection, information security, and artificial intelligence to be proposed and enacted. PurposeMed, the Affiliated Freddie Medical Group, the Pharmacies, and Grindr have also entered into business associate agreements and other contracts that impose privacy and security obligations. In addition, some health information is transmitted to us by third parties, such as laboratories, partner pharmacies, and community partners, that may not maintain adequate privacy and security measures. As we launch new healthcare products and services, we may collect additional sensitive information, which could increase our compliance obligations and risks. Complying with these laws and obligations could require us to incur substantial costs or change our business practices, systems, and compliance procedures in ways that are adverse to our business.
Grindr users and patients of the Affiliated Freddie Medical Group are particularly sensitive to the confidentiality of their sexual health information. A data breach, an unauthorized disclosure, or a perceived misuse of health information, whether by us or by a third party, could cause significant harm to individuals. It could also result in regulatory investigations, class action litigation, significant fines, orders requiring us to change our practices, and severe and lasting harm to our brand and user trust. We also make statements in our privacy policies and notices about how we handle health information. If regulators or private litigants consider these statements untrue, or our practices inconsistent with them, we could face claims of unfair or deceptive practices and the costs of responding to investigations, defending litigation, settling claims, and complying with regulatory or court orders.

The PurposeMed Acquisition, including integrating PurposeMed’s data and systems, could exacerbate the data privacy and data security risks we already face and expose us to regulatory investigations, litigation, and reputational harm.
The PurposeMed Acquisition significantly increases the volume, sensitivity, and complexity of the data we hold, which could exacerbate the data privacy, data security, and data governance risks we already face. See “Risk Factors—Risks Related to Our Brand, Products and Services, and Operations—Concerns relating to our products and services and the use of user information could negatively impact our user base or user engagement, which could have a material and adverse effect on our business, financial condition, and results of operations,” “Risk Factors—Risks Related to Information Technology Systems, Artificial Intelligence, and Intellectual Property—Security breaches, unauthorized access to or disclosure of our data or user data, other hacking and phishing attacks affecting our information technology systems or those of third parties with whom we work, or other data security incidents could compromise sensitive information related to our business or users processed by us or on our behalf and expose us to liability, which could harm our reputation, disrupt the availability of our systems and services, generate negative publicity, and materially and adversely affect our business,” “—Our success depends, in part, on the confidentiality, integrity, and availability of third-party systems and infrastructures, and any security incidents, including undetected errors or vulnerabilities, security breaches, or unauthorized access, could materially and adversely affect our business,” and “Risk Factors—Risks Related to Regulation and Litigation—We and the third parties with whom we work are subject to varying and rapidly evolving regulatory frameworks on data privacy and data protection, and our (or the third parties with whom we work) actual or perceived failure to comply with such new or evolving regulations has in the past harmed our business and could continue to result in claims, changes to our business practices, damages or monetary penalties, increased cost of operations, or declines in user growth or engagement, any of which could materially harm our business” in the 2025 Form 10-K, and “Risk Factors—We are subject to laws within and outside of the United States that impose strict requirements for processing personal data and significant penalties for non-compliance. Our actual or perceived failure to comply with such laws has in the past harmed our business, and could continue to harm our business in the future” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Integrating PurposeMed’s and our existing business and systems is complex, and we may experience security incidents, data leaks, or unauthorized access to health information; use or disclose health information in ways not permitted by applicable law, our contracts, or our privacy notices; fail to detect, contain, or timely report security incidents; or fail to respond accurately to individual rights requests or regulatory inquiries. The risk that these issues result in regulatory investigations, class action or mass arbitration claims, and significant reputational harm is heightened following the PurposeMed Acquisition. Remediation could require significant investment and delay our integration plans. Any of these events could result in significant liability, harm our reputation and the trust of our users and patients, and materially adversely affect our business, financial condition, and results of operations.
We, the Affiliated Freddie Medical Group, and the Pharmacies may be subject to medical malpractice, professional liability, and product liability claims, and our insurance coverage is limited and may not be sufficient or available on acceptable terms.
Providers of the Affiliated Freddie Medical Group diagnose, prescribe, and monitor patients, including through at-home laboratory testing. The Pharmacies dispense prescription medications. These activities expose the Affiliated Freddie Medical Group, its Providers, the Pharmacies, and potentially us and PurposeMed to claims involving medical malpractice, dispensing errors, failure to diagnose, and adverse drug reactions. Plaintiffs may also seek to hold us or PurposeMed liable for the acts of the Affiliated Freddie Medical Group or its Providers, even though neither we nor PurposeMed control their clinical decisions. Our insurance coverage is limited. It may not cover all claims and may carry limits that are too low to cover a judgment or settlement. Medical malpractice and professional liability insurance is expensive, and premiums may increase significantly as we expand the scope of our healthcare services and the number of patients served, so we may be unable to obtain insurance on acceptable terms or at all. We have in the past experienced, and may in the future experience, issues obtaining cyber insurance that provides third-party reimbursement or obtaining such insurance on favorable terms.
Our Canadian operations subject us to additional regulatory, operational, and currency risks.
A substantial portion of PurposeMed’s revenue is generated in Canada, including from certain Pharmacies within the PurposeMed business. Canadian healthcare is regulated mainly at the provincial level, and requirements vary by province. They include rules of provincial colleges of physicians and surgeons and colleges of pharmacists, provincial drug program and billing rules, and provincial privacy laws. Certain provinces restrict who may own or control a pharmacy. Our ability to own, control, and integrate the Pharmacies depends on our compliance with these requirements, which may change.
Canada restricts direct-to-consumer advertising of prescription drugs more than the United States does, which may limit how we promote PurposeMed to Canadian users. In addition, PurposeMed’s Canadian revenue and expenses are denominated in Canadian dollars, so fluctuations in exchange rates will affect our reported results.

Marketing healthcare services through our platform may subject us to additional regulatory scrutiny and could harm our brand.
We intend to promote the Freddie brand and PurposeMed’s services to our users through the Grindr app. The marketing of telehealth services, prescription medications, and pharmacy services is overseen by the FDA, the Federal Trade Commission, state attorneys general, state medical and pharmacy boards, and Canadian regulators. Regulators have increased their scrutiny of telehealth advertising, including claims about safety, efficacy, cost, and comparisons to branded drugs. If our marketing is found to be false, misleading, or noncompliant, we could face enforcement actions, fines, or required changes to our marketing practices.
Users, regulators, advocacy groups, or the public may also view the integration of health services into a social and dating platform negatively. Demand for PurposeMed’s services could also decline because of changes in public health policy, cuts in government funding for HIV prevention programs and our community partners, or new laws affecting healthcare.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(in thousands)
July 1, 2026 - July 31, 2026(2)	160,852	$13.65	160,852	$297,446
August 1, 2026 - August 31, 2026(2)	6,361	$13.65	6,361	$297,256
September 1, 2026 - September 30, 2026(2)(3)	353,740	$12.75	353,740	$269,111
	520,953	$13.04	520,953
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
(2)In the first quarter of 2026, we entered into forward repurchase transactions with a financial institution to repurchase an aggregate of $50.0 million of shares of the Company’s common stock and made an aggregate payment of $49.9 million. The shares shown for each month are the additional shares delivered upon settlement of the transactions, which were immediately retired. The decrease in the dollar value remaining under the program reflects the remaining portion of the prepayment applied as the additional shares were delivered. The average price paid per share is the effective price for each tranche (aggregate payment divided by total shares received, including the initial delivery of shares in the first quarter). For additional information, see Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(3)In September 2026, the accelerated share repurchase agreements entered into in March 2026 and June 2026 were finally settled. No shares were delivered or retired upon final settlement; the net obligation of 73,876 shares was settled in cash of $1.2 million. The decrease in the dollar value remaining in September also reflects the remaining 20% of the $110.0 million aggregate prepayments and the cash settlement. For additional information, see Note 8 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
During the Company’s last fiscal quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description	Form	File Number	Exhibit	Filing Date
2.1**†	Securities Purchase Agreement, dated as of September 30, 2026, by and among Grindr Inc., 18273618 Canada Inc., the Sellers named therein, PurposeMed Inc. and Dr. Husein Moloo, as the Sellers’ Representative	Form 8-K	001-39714	2.1	September 30, 2026
3.1**	Restated Certificate of Incorporation of Grindr Inc., dated November 18, 2022.	Form S-1/A	333-268782	3.1	February 9, 2023
3.2**	Bylaws of Grindr Inc., dated November 18, 2022.	Form 8-K	001-39714	3.2	November 23, 2022
10.1*†	Amendment No. 2, dated August 28, 2026, to Credit Agreement dated November 28, 2023 as amended on December 16, 2025, by and among Grindr Capital LLC, Grindr Inc., the other guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of West Hollywood, State of California, on November 6, 2026.

GRINDR INC.

By:

/s/ John North
John North
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Signatory)